Form 10-Q
period 2002-03-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2002-06-05
CIK 1158265

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 001-31297

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.
             (Exact name of registrant as specified in its charter)


MARYLAND                                                         04-3474810
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

535 BOYLSTON STREET, BOSTON, MA                                     02116
(Address of principal executive offices)                          (Zip Code)


                                 (617) 247-2200
              (Registrant's telephone number, including area code)


                                      NONE
                     (Former name, former address and former
                   fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/.

     As of June 5, 2002, there were 41,349,208 shares of the Company's $0.001 par value common stock outstanding, reflecting conversion of all of the Company's Series A Cumulative Convertible Participating Preferred Stock into shares of common stock effective April 29, 2002 and the issuance of 14,080,556 shares of common stock in connection with the Company's initial public offering.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

                               INDEX TO FORM 10-Q

PART I
 ITEM 1.  FINANCIAL STATEMENTS........................................................................2
      CONSOLIDATED BALANCE SHEETS.....................................................................2
      CONSOLIDATED STATEMENTS OF INCOME...............................................................3
      CONSOLIDATED STATEMENTS OF CASH FLOWS...........................................................4
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................5
         1.    MANAGEMENT STATEMENT AND GENERAL.......................................................5
         2.    INCOME TAXES...........................................................................5
         3.    EARNINGS PER SHARE.....................................................................5
         4.    REAL ESTATE INVESTMENTS................................................................6
         5.    INVESTMENTS IN JOINT VENTURES..........................................................6
         6.    RELATED PARTY TRANSACTIONS.............................................................6
         7.    DERIVATES AND HEDGING INSTRUMENTS......................................................7
         8.    SEGMENT REPORTING......................................................................8
         9.    NEW ACCOUNTING PRONOUNCEMENTS.........................................................10
         10.   STOCK-BASED COMPENSATION..............................................................10
         11.   SUBSEQUENT EVENTS.....................................................................11

 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......13

 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................25

PART  II

 ITEM 1.  LEGAL PROCEEDINGS..........................................................................26

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................26

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................26

 ITEM 5.  OTHER INFORMATION..........................................................................27

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................28

 SIGNATURES..........................................................................................29

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                          (IN THOUSANDS OF DOLLARS)

                                                                                           MARCH 31,     DECEMBER 31,
                                                                                             2002           2001
                                                                                          -----------    ------------
                                                                                          (unaudited)
Assets
Real estate investments, net...........................................................   $1,861,424        1,845,168
Cash and cash equivalents..............................................................        8,360            6,146
Accounts receivable, net of allowance for doubtful accounts of
   $8,195 in 2002 and $7,473 in 2001...................................................       20,665           23,639
Prepaids and other assets..............................................................       14,516           13,327
Deferred financing and leasing costs...................................................       17,777           18,684
                                                                                          ----------     ------------
        Total assets...................................................................   $1,922,742        1,906,964
                                                                                          ==========     ============

             Liabilities, Redeemable Equity and Shareholders' Equity

Liabilities:
   Mortgage loans payable..............................................................   $  490,550          492,289
   Unsecured notes payable.............................................................      201,490          201,490
   Line of credit facility.............................................................      368,000          343,000
   Subordinated debt...................................................................      100,000          100,000
   Accrued expenses and other liabilities..............................................       67,207           69,630
   Accrued distributions...............................................................       23,768           12,041
                                                                                          ----------     ------------
        Total liabilities..............................................................    1,251,015        1,218,450
                                                                                          ----------     ------------
Series B Preferred Units...............................................................       50,000           50,000
Series C Preferred Units...............................................................       25,000           25,000
Other minority interests...............................................................        2,943            2,952
                                                                                          ----------     ------------
        Total minority interests.......................................................       77,943           77,952
                                                                                          ----------     ------------
Redeemable equity:
   Series A 8.5% Cumulative Convertible Participating Preferred Stock, $.001 par
     value, 3,743,315 shares issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively; and common stock, $.001 par value,
     1,256,685 shares issued and outstanding at March 31, 2002 and December 31, 2001,
     respectively......................................................................      123,343          123,094
                                                                                          ----------     ------------
Shareholders' equity:
   Series A 8.5% Cumulative Convertible Participating Preferred Stock, $.001 par
     value; 25,000,000 shares authorized; 16,679,876 and 16,598,452 shares
     issued and outstanding at March 31, 2002 and December 31, 2001, respectively......           16               16
   Common stock, $.001 par value;  70,000,000  shares  authorized;  5,588,776 and
     5,561,635  shares issued and outstanding at March 31, 2002 and December 31, 2001,
     respectively......................................................................            6                6
   Additional paid-in capital..........................................................      551,816          551,623
   Cumulative distributions in excess of net income....................................      (74,302)         (55,435)
   Accumulated other comprehensive loss................................................       (7,095)          (8,742)
                                                                                          ----------     ------------
        Total shareholders' equity.....................................................      470,441          487,468
                                                                                          ----------     ------------
        Total liabilities, redeemable equity and shareholders' equity..................   $1,922,742        1,906,964
                                                                                          ==========     ============

See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         -------------------------
                                                                                            2002           2001
                                                                                         ----------     ----------
     Income:
        Rentals and recoveries...................................................        $   66,530         65,314
        Interest and other.......................................................                15            128
                                                                                         ----------     ----------
             Total income........................................................            66,545         65,442
                                                                                         ----------     ----------
     Expenses:
        Property operating expenses..............................................             9,932         10,508
        Real estate taxes........................................................             9,524          9,045
        Depreciation and amortization............................................            17,380         15,337
        Interest.................................................................            21,121         22,077
        Interest-related party...................................................                --          1,264
        General and administrative...............................................             3,246          3,164
                                                                                         ----------     ----------
             Total expenses......................................................            61,203         61,395
                                                                                         ----------     ----------
             Income before net gains (losses)....................................             5,342          4,047
     Net gains on sales of real estate investments...............................             1,374          2,339
     Net derivative (losses) gains...............................................              (150)           512
                                                                                         ----------     ----------
             Income before allocation to minority interests......................             6,566          6,898
     Income allocated to Series B & C Preferred Units............................            (1,664)        (1,664)
                                                                                         ----------     ----------
             Net income..........................................................             4,902          5,234
     Preferred stock distributions...............................................           (10,850)       (10,808)
     Accretion of redeemable equity..............................................              (249)          (249)
                                                                                         ----------     ----------
             Net loss attributable to common shareholders........................        $   (6,197)        (5,823)
                                                                                         ==========     ==========

     Per-share data:
        Basic loss attributable to common shareholders...........................        $    (0.91)         (0.85)
                                                                                         ==========     ==========

        Diluted loss attributable to common shareholders.........................        $    (0.91)         (0.85)
                                                                                         ==========     ==========

        Weighted average common shares outstanding...............................         6,845,461      6,818,320
                                                                                         ==========     ==========

     Net income..................................................................        $    4,902          5,234
                                                                                         ----------     ----------
     Other comprehensive gain (loss):
        Cumulative transition adjustment of interest rate collar as of
          January 1, 2001........................................................                --         (2,477)
        Gain (loss) on effective portion of interest rate collar.................             1,647         (2,813)
                                                                                         ----------     ----------
        Total other comprehensive gain (loss)....................................             1,647         (5,290)
                                                                                         ----------     ----------
     Comprehensive income (loss).................................................        $    6,549            (56)
                                                                                         ==========     ==========

See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         -------------------------
                                                                                            2002           2001
                                                                                         ----------      ---------
     Cash flows from operating activities:
        Net income...................................................................    $    4,902          5,234
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization...........................................        17,380         15,337
             Amortization of deferred debt financing costs...........................         1,254          1,088
             Net gains on sales of real estate investments and equipment.............        (1,374)        (2,339)
             Net derivative losses (gains)...........................................           150           (512)
             Income allocated to Series B & C Preferred Units........................         1,664          1,664
             Changes in operating assets and liabilities, net of effect of
                Bradley acquisition..................................................         3,256         (1,937)
                                                                                         ----------      ---------
                   Net cash provided by operating activities.........................        27,232         18,535
                                                                                         ----------      ---------
     Cash flows from investing activities:
        Net cash used for acquisition of Bradley.....................................           (38)        (3,041)
        Acquisitions and additions to real estate investments........................       (37,263)        (6,430)
        Net proceeds from sales of real estate investments...........................         4,209          4,981
        Expenditures for capitalized leasing commissions.............................          (723)        (1,174)
        Expenditures for furniture, fixtures and equipment...........................           (50)           (11)
                                                                                         ----------      ---------
                   Net cash used by investing activities.............................       (33,865)        (5,675)
                                                                                         ----------      ---------
     Cash flows from financing activities:
        Proceeds from mortgage loans payable.........................................            --            100
        Repayments of mortgage loans payable.........................................        (1,738)        (1,385)
        Repayments of unsecured notes payable........................................            --           (475)
        Proceeds from line of credit facility........................................        43,000         20,000
        Repayments of line of credit facility........................................       (18,000)       (21,000)
        Distributions paid to minority interests.....................................        (1,664)            --
        Preferred stock distributions paid...........................................       (10,807)       (10,740)
        Common stock distributions paid..............................................        (1,235)            --
        Expenditures for deferred debt financing costs...............................          (100)          (155)
        Expenditures for deferred equity financing costs.............................          (609)            --
                                                                                         ----------      ---------
                   Net cash provided (used) by financing activities..................         8,847        (13,655)
                                                                                         ----------      ---------
     Net increase (decrease) in cash and cash equivalents............................         2,214           (795)
     Cash and cash equivalents:
        Beginning of period..........................................................         6,146          4,086
                                                                                         ----------      ---------
        End of period................................................................    $    8,360          3,291
                                                                                         ==========      =========

See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      MANAGEMENT STATEMENT AND GENERAL

        The consolidated financial statements of Heritage Property Investment Trust, Inc. (Heritage or the Company) contained in this report were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. However, amounts presented in the consolidated balance sheet as of December 31, 2001 are derived from the audited financial statements of the Company at that date. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of 2001 amounts have been made to conform to the 2002 presentation. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2001, which are included in the registration statement on Form S-11, dated April 23, 2002, filed with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 333-69118) for the Company's initial public offering of its common stock (the Registration Statement).

        The consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.      INCOME TAXES

        The Company has elected to be taxed as a real estate investment trust
        (REIT) under the Internal Revenue Code and believes it is operating so as to qualify as a REIT. In order to qualify as a REIT for income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company's policy to distribute 100% of its taxable income to shareholders; accordingly, no provision has been made for federal income taxes.

3.      EARNINGS PER SHARE

        In accordance with SFAS No. 128, EARNINGS PER SHARE, basic earnings per common share is computed by dividing net income attributable to common shareholders (defined as net income less paid and accrued preferred stock distributions and accretion of redeemable equity) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the Company.

        At March 31, 2002 and 2001, preferred stock distributions of $10,850,000 and $10,808,000, respectively, and the effect of the assumed conversion of convertible preferred stock and exchangeable minority interests outstanding into shares of common stock were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive. At March 31, 2002 and 2001, outstanding options and warrants to purchase 1,615,852 and 1,127,750, respectively, of common stock at $25.00 per share were outstanding but were not included in the computation of diluted loss per common share because their exercise price was not below the estimated fair value of the common shares and would therefore not dilute basic loss per common share.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

4.      REAL ESTATE INVESTMENTS

        A summary of real estate investments follows (in thousands of dollars):

                                                                     MARCH 31, 2002        DECEMBER 31, 2001
                                                                     --------------        -----------------
        Land...................................................      $      295,447                  290,758
        Land improvements......................................             151,946                  149,072
        Buildings and improvements.............................           1,495,763                1,474,058
        Tenant improvements....................................              28,276                   24,420
        Improvements in process................................               9,409                   10,660
                                                                     --------------        -----------------
                                                                          1,980,841                1,948,968
        Accumulated depreciation and amortization..............            (119,417)                (103,800)
                                                                     --------------        -----------------
           Net carrying value..................................      $    1,861,424                1,845,168
                                                                     ==============        =================

        In March 2002, the Company acquired Cross Keys Commons, a grocer-anchored shopping center located in New Jersey, with an aggregate of 371,000 square feet of gross leaseable area. The purchase price for this transaction was approximately $34,000,000 and was funded with borrowings under the Company's senior unsecured credit facility.

        In March 2002, the Company completed the sale of Flower Hill, an office building located in New York, for approximately $4,200,000 in net cash proceeds, which resulted in a net gain of approximately $1,400,000.

5.      INVESTMENTS IN JOINT VENTURES

        At March 31, 2002, the Company had an ownership interest in a joint venture which owned a grocer-anchored shopping center located in Tennessee. The Company has a 60% interest in the joint venture consisting of a general partnership interest and consolidates this joint venture for financial reporting purposes.

        In addition, in November 1999, the Company and its largest stockholder, NETT, entered into a joint venture for the acquisition and development of a 365,000 square foot commercial office tower in Boston, Massachusetts. The Company has a 6% interest in the joint venture and accounts for its interest using the cost method. The Company was issued this interest as part of a management arrangement the Company entered into with the joint venture partners. Under this arrangement, through a subsidiary of the Company, the Company is providing management services to the joint venture, for which the Company is entitled to receive 6% of all cash and capital transaction proceeds received by the joint venture. The Company has no ongoing capital contribution requirements with respect to the development of the office tower, which is expected to be completed in June 2003.

6.      RELATED PARTY TRANSACTIONS

        (a) TRANSACTIONS WITH PRUDENTIAL INSURANCE COMPANY OF AMERICA (PRUDENTIAL - AN 18.3% SHAREHOLDER AT MARCH 31, 2002)

        Preferred and common distributions paid to Prudential for the three months ended March 31, 2002 and 2001 were approximately $2,200,000 and $2,000,000, respectively. At March 31, 2002 and December 31, 2001, distributions payable to Prudential were approximately $4,400,000 and $2,200,000, respectively.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        At March 31, 2001, Prudential held $50,000,000 of the Company's $100,000,000 subordinated debt. Interest expense paid to Prudential for this issue for the three months ended March 31, 2001 was $1,264,000.

        A portion of redeemable equity, representing costs associated with prior equity transactions with Prudential, is reclassified as a charge to earnings for each quarter over the redemption period. This charge, which is recorded as accretion of redeemable equity in the accompanying consolidated statements of income, amounted to $249,000 for the three months ended March 31, 2002 and 2001.

        (b) TRANSACTIONS WITH NEW ENGLAND TEAMSTERS AND TRUCKING INDUSTRY PENSION FUND (NETT - AN 80.7% SHAREHOLDER AT MARCH 31, 2002)

        Preferred and common distributions paid to NETT for the three months ended March 31, 2002 and 2001 were approximately $9,750,000 and $8,750,000, respectively. At March 31, 2002 and December 31, 2001, distributions payable to NETT were approximately $19,200,000 and $9,750,000, respectively.

        In connection with the formation of Heritage, environmental studies were not completed for all of the contributed properties. NETT has agreed to indemnify the Company for environmental costs up to $50,000,000. The environmental costs include completing environmental studies and any required remediation.

7.      DERIVATIVES AND HEDGING INSTRUMENTS

        The Company is exposed to the effect of changes in interest rates. The Company has limited this risk by following established risk management policies and procedures including the use of derivatives.

        From time to time, the Company uses interest rate caps, floors, swaps and locks to limit its exposure to changes in interest rates on its floating rate debt and to hedge interest rates in anticipation of issuing unsecured debt at a time when management believes interest rates are favorable, or at least at a time when management believes it advisable given the anticipated consequences of not hedging an interest rate while the Company is exposed to increases in interest rates. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors. To determine the fair values of its derivative instruments, the Company uses methods and assumptions based on market conditions and risks existing at each balance sheet date. Such methods incorporate standard market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. All methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized.

        The Company's only derivative at March 31, 2002 was an interest rate "collar" entered into pursuant to, and as a condition of, the Company's senior unsecured credit facility (Line). This collar limits the variable interest rate range on the entire $150,000,000 term loan under the Line to a floor of 6% and a cap of 8.5% through September 18, 2003, the date of maturity of the Line. The collar was classified as a cash flow hedge and the fair value of the collar is included in accrued expenses and other liabilities at March 31, 2002 and December 31, 2001, and was approximately $6,260,000 and $7,756,000, respectively. For the three months ended March 31, 2002, the reduction in the fair value of the collar was $1,497,000, which resulted in a net loss of $150,000 (representing the time value component of the collar excluded from the assessment of hedge effectiveness) and a net gain of $1,647,000 charged to accumulated other comprehensive loss, a component of shareholders' equity

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

8.      SEGMENT REPORTING

        The Company, which has internal property management, leasing, and redevelopment capabilities, owns and seeks to acquire primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. Such shopping centers are typically anchored by grocers complemented with stores providing a wide range of other goods and services to shoppers. Since all of the Company's shopping centers exhibit similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment. The Company also owns office buildings and single-tenant properties. Because these properties require a different operating strategy and management expertise than all other properties in the portfolio, they are considered separate reportable segments.

        The Company assesses and measures operating results on an individual property basis within each segment, based on net operating income, and then converts such amounts in the aggregate to a performance measure referred to as Funds From Operations (FFO).

        FFO, computed in accordance with the October 1999 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts (NAREIT) and as followed by the Company, represents income before allocation to minority interests (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate-related assets, and, as applicable, after preferred stock distributions and adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

        The accounting policies of the segments are the same as those followed by the Company as a whole and are described in the Company's audited consolidated financial statements for the year ended December 31, 2001 included in the Registration Statement. The revenue and net operating income for the three months ended March 31, 2002 and 2001 and assets for each of the reportable segments are summarized in the following tables. Non-segment assets necessary to reconcile to total assets include cash and cash equivalents, deferred financing and leasing costs and other assets.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        The computation of FFO for the Company and a reconciliation to net income attributable to common shareholders are as follows (in thousands of dollars):

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   2002            2001
                                                                              ------------------------------
       Total property income:
          Shopping centers.................................................     $      63,973         62,132
          Office buildings.................................................             2,498          3,054
          Single-tenant properties.........................................                59            129
                                                                                -------------   ------------
                                                                                $      66,530         65,315
                                                                                -------------   ------------

       Total property net operating income:
          Shopping centers.................................................     $      45,432         43,983
          Office buildings.................................................             1,583          1,667
          Single-tenant properties.........................................                59            112
                                                                                -------------   ------------
       Net Operating Income................................................            47,074         45,762
                                                                                -------------   ------------
       Non-property (income) expenses:
          Interest and other income........................................               (15)          (127)
          Net derivative losses (gains)....................................               150           (512)
          Interest expense.................................................            21,121         22,077
          Interest expense -- related party................................                --          1,264
          General and administrative.......................................             3,246          3,164
          Amortization of non-real estate related costs....................               109             57
          Income allocated to minority interests...........................             1,664          1,664
          Preferred stock distributions....................................            10,850         10,808
          Accretion of redeemable equity...................................               249            249
                                                                                -------------   ------------
                                                                                       37,374         38,644
                                                                                -------------   ------------
       Funds from Operations...............................................     $       9,700          7,118
                                                                                =============   ============

       Reconciliation to net loss attributable to common shareholders:
          Funds from operations............................................     $       9,700          7,118
          Depreciation of real estate assets and amortization of tenant
             improvements..................................................           (16,794)       (15,113)
          Amortization of deferred leasing commissions.....................              (477)          (167)
          Net gains on sales of real estate investments and equipment......             1,374          2,339
                                                                                -------------   ------------
       Net loss attributable to common shareholders........................     $      (6,197)        (5,823)
                                                                                =============   ============

                                                                                As of
                                                             ------------------------------------------
                                                                March 31, 2002        December 31, 2001
                                                             ------------------------------------------
   Total Assets:
   Shopping centers.........................................       $1,845,447                 1,827,834
   Office buildings.........................................           52,850                    56,003
   Single-tenant properties.................................            1,664                     1,678
   Non-segment assets.......................................           22,781                    21,449
                                                                   ----------                 ---------
                                                                   $1,922,742                 1,906,964
                                                                   ==========                 =========

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

9.      NEW ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes both SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS, AND EXTRAORDINARY, UNUSUAL, AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving implementation issues associated with SFAS No. 121. In addition, SFAS No. 144 retains the basic provisions of Opinion 30 for presenting discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

        The Company adopted SFAS No. 144 on January 1, 2002. The Company had one property disposition during the three months ended March 31, 2002, which was classified as held for sale as of December 31, 2001. As the property was classified as held for sale as of December 31, 2001, it was exempt from the provisions of SFAS No. 144. Therefore, the adoption of SFAS No. 144 did not have any effect on the Company's financial position or results of operations for the three months ended March 31, 2002.

10.     STOCK-BASED COMPENSATION

        In January 2002, options to purchase 614,352 shares of common stock were granted to certain employees relating to 2001 performance. The options have an exercise price of $25.00 per share, which was equal to the fair value per share of the Company's common stock at the grant date. The options have a contractual life of 10 years and vest ratably over three years. In addition, in April 2002, options to purchase 430,000 shares of common stock were granted to certain employees in connection with the Company's initial public offering. The options have an exercise price of $25.00 per share, which was equal to the fair value per share of the Company's common stock at the grant date. The options have a contractual life of 10 years and vest ratably over five years.

        In January 2002, the Company also issued 108,565 shares of restricted stock with no performance-based conditions and no exercise price to certain employees relating to 2001 performance. These shares are subject to transfer restrictions and forfeiture. These restrictions terminate ratably over three years, and compensation expense will be recognized over the three year period.

        Upon completion of the Company's initial public offering and determination by the compensation committee of the Board of Directors, the vesting of all stock options previously granted to employees accelerated and all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

11.     SUBSEQUENT EVENTS

        (a) INITIAL PUBLIC OFFERING

        On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective the Company's registration statement on Form S-11 filed under the Securities Act of 1933 and its registration statement on Form 8-A, filed under the Securities Exchange Act of 1934, for an initial public offering (IPO) of its common stock. On April 29, 2002, the Company completed its IPO and sold 14,000,000 shares of its common stock in the IPO at a price of $25.00 per share.

        The net proceeds from the IPO, after deducting the underwriters' discount and offering expenses, were approximately $321,000,000 and were used by the Company to repay approximately $214,000,000 of the outstanding indebtedness under its senior unsecured credit facility, to repay in full the $100,000,000 of subordinated debt outstanding, and to pay the approximately $7,000,000 fee associated with terminating the collar in place with respect to the $150,000,000 term loan under the senior unsecured credit facility.

        In connection with the IPO, all 20,341,767 shares of Series A Cumulative Convertible Preferred Stock and redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis.

        On May 21, 2002, the Underwriters of the IPO notified the Company of their exercise of their option, granted under the terms of an Underwriting Agreement with the Company, to purchase 145,000 additional shares of common stock, including 80,556 shares from the Company and 64,444 shares from The Prudential Insurance Company of America, solely to cover overallotments, and on May 24, 2002, upon the closing of the sale of the over-allotment shares, the Company received additional net proceeds of $1,888,000 from the Underwriters. These additional net proceeds were used to repay outstanding indebtedness of the Company.

        (b) NEW LINE OF CREDIT

        On April 29, 2002, the Company entered into a $350 million unsecured line of credit with Fleet National Bank, as agent. This new line of credit replaced the Company's existing $425 million senior unsecured credit facility. Heritage Property Investment Limited Partnership and Bradley Operating Limited Partnership (Bradley OP), subsidiaries of Heritage, are the borrowers under this new line of credit, and Heritage and substantially all of Heritage's other subsidiaries have guaranteed this new line of credit. This new line of credit will be used principally to fund growth opportunities and for working capital purposes.

        This new line of credit bears interest at a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company's debt rating, and requires monthly payments of interest. In addition, this new line of credit has a facility fee based on the amount committed ranging from 15 basis points to 25 basis points, depending upon the Company's debt rating, and requires quarterly payments.

        This new line of credit requires the Company to maintain certain financial ratios and restricts the incurrence of certain indebtedness and the making of certain investments. This new line of credit will also, except under some circumstances, including as necessary to maintain the Company's status as a REIT, limit the Company's ability to make distributions in excess of 90% of annual funds from operations.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        Upon entering into this new line of credit, the Company paid approximately $6,788,000 to terminate the interest rate collar currently in place with respect to the $150 million term loan under the prior senior unsecured credit facility. As a result of this termination, the Company will reclassify approximately $7,095,000 of accumulated other comprehensive loss, a component of shareholders' equity, to earnings in the second quarter of 2002.

        In addition, upon entering into this new line of credit, the Company wrote off unamortized deferred financing costs with respect to the prior $425 million senior unsecured credit facility. This write-off will amount to approximately $4.5 million in the second quarter of 2002.

        (c) PROPERTY ACQUISITIONS

        On May 7, 2002, the Company acquired 146,000 square feet of gross leasable area at Montgomery Towne Center, a 251,000 square foot grocer-anchored shopping center located in Alabama. On May 31, 2002, the Company completed the acquisition of an additional 32,000 square feet at Montgomery Towne Center. The combined purchase prices for these transactions was approximately $18,600,000 and was funded with a combination of the Company's assumption of an approximately $7,900,000 mortgage loan payable and cash from borrowings under the new line of credit.

        On May 17, 2002, the Company acquired four shopping centers, located in Michigan, Massachusetts, New Hampshire and New York, with an aggregate of 1,220,000 square feet of gross leasable area. The purchase price for this transaction was approximately $77,800,000 and was funded with a combination of the issuance of units of limited partnership interest in the Bradley OP in the amount of approximately $7,900,000, the Company's assumption of approximately $55,100,000 of mortgage loans payable, and cash from borrowings under the new line of credit facility.

        On May 21, 2002, the Company acquired a 244,000 square foot grocer-anchored shopping center located in Missouri. The purchase price for this transaction was approximately $19,850,000 and was funded with borrowings under the new line of credit.

        (d) OTHER MORTGAGE LOAN PAYABLE REFINANCINGS

        In April 2002, the Company signed a commitment to refinance its approximately $7,700,000 mortgage loan payable secured by Southport Center, which matured in April 2002. The refinancing of the mortgage loan payable is scheduled to close in June 2002. The new mortgage loan will be in the amount of $10,000,000, which will result in the Company receiving an additional approximately $2,300,000 from the balance at maturity. The new mortgage loan will bear interest at a rate of 6.94% and will mature five years from the closing date.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CAUTIONARY LANGUAGE

        Some of the statements contained in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results. The factors that could cause actual results to differ materially from current expectations include financial performance and operations of our shopping centers, including of our tenants, real estate conditions, future bankruptcies of our tenants, execution of shopping center redevelopment programs, our ability to finance our operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed from time to time in filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's Final Prospectus, dated April 23, 2002, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

        OVERVIEW

        We are a fully integrated, self-administered and self-managed REIT that acquires, owns, manages, leases and redevelops primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. As of March 31, 2002, we had a portfolio of 143 shopping centers totaling approximately 23.5 million square feet of company-owned gross leasable area, located in 26 states. Our shopping center portfolio was approximately 92% leased as of March 31, 2002. We also own four office buildings and 11 single-tenant properties. We currently intend to dispose of one of our remaining four office buildings and substantially all of our single-tenant properties in the foreseeable future. As our net operating income from these properties constituted only approximately 4% of our total net operating income for the three months ended March 31, 2002, we do not expect the sale of these properties to have a significant or adverse impact on our future operations or cash flows.

        We commenced operations in July 1999 as the successor to a company formed in 1970 to manage the New England Teamsters and Trucking Industry Pension Fund's (NETT) real estate investments. Prior to our formation, the assets and liabilities of our business were owned by NETT. NETT contributed $550 million of real estate investments and related assets net of liabilities to us on July 9, 1999. At our formation, The Prudential Insurance Company of America also invested $25 million of equity in us.

        On September 18, 2000, we acquired Bradley Real Estate (Bradley) for an aggregate purchase price of approximately $1.2 billion, including transaction expenses. The acquisition of Bradley consisted of 97 shopping centers properties located primarily in the Midwestern United States. To finance the acquisition, we and our subsidiaries borrowed an aggregate of $627 million and Prudential invested an additional $100 million of equity in us. In connection with the integration of Bradley, we reduced our combined employee headcount, principally through the elimination of duplicate executive level and finance department positions and by outsourcing maintenance functions that had previously been performed internally. We have integrated the Bradley operations.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        As of March 31, 2002, we had approximately $1.2 billion of indebtedness. This indebtedness will require balloon payments starting in June 2002. We anticipate that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance our debt either through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or by additional equity offerings. We may also finance those payments through borrowings under our new line of credit.

        We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on each of our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. We believe that the nature of the properties that we primarily own and invest in - grocer-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles. This is because consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

        During 2001, 15 of our tenants filed for bankruptcy protection. These tenants contributed approximately 2.7% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2001. In addition, on January 22, 2002, Kmart Corporation filed for bankruptcy protection. Kmart Corporation contributed approximately 1.6% of our annualized base rent for all leases in which tenants were in occupancy at March 31, 2002. As a general matter, the Company believes that these bankruptcy filings and the current economic downturn have not had a material impact on our operating results. However, continuation of the current downturn or a recession could materially negatively impact our operating results in 2002.

        In the future, we intend to focus on increasing our internal growth, and we expect to continue to pursue targeted acquisitions of primarily grocer-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. We currently expect to incur additional debt in connection with any future acquisitions of real estate.

        INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

        On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective our registration statement on Form S-11 filed under the Securities Act of 1933 and our registration statement on Form 8-A, filed under the Securities Exchange Act of 1934 for an initial public offering (IPO) of our common stock, and on April 29, 2002, we completed our IPO. We sold 14,000,000 shares of our common stock in the IPO at a price of $25.00 per share.

        The net proceeds from our IPO were approximately $321 million. The net proceeds from our IPO were used for the following:

          - To repay approximately $214 million of the outstanding indebtedness under our prior senior unsecured credit facility, which bore interest at a weighted average rate of 5.36% for the three months ended March 31, 2002;

          - To fully repay the $100 million of subordinated debt outstanding, which bore interest at a weighted average rate of 7.00% for the three months ended March 31, 2002, and with respect to which we amortized approximately $.3 million of deferred financing costs for the three months ended March 31, 2002; and

          - To pay the approximately $7 million fee associated with terminating the hedge currently in place with respect to the $150 million term loan under prior existing senior unsecured credit facility.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        In connection with our IPO, all 20,341,767 shares of Series A Cumulative Convertible Preferred Stock and redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis.

        On May 21, 2002, the Underwriters of the IPO notified the Company of their exercise of their option, granted under the terms of an Underwriting Agreement with the Company, to purchase 145,000 additional shares of common stock, including 80,556 shares from the Company and 64,444 shares from The Prudential Insurance Company of America, our second largest stockholder, solely to cover overallotments, and on May 24, 2002, upon the closing of the sale of the over-allotment shares, the Company received additional net proceeds of approximately $1.9 million from the Underwriters. These additional net proceeds were used to repay outstanding indebtedness of the Company.

        Upon completion of the IPO and determination by the compensation committee of the Board of Directors, the vesting of all stock options previously granted to our employees accelerated and all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, we will incur compensation expense, including with respect to the reimbursement of a portion of the taxes paid by two of these individuals, of approximately $6.8 million in the second quarter of 2002, which is comprised of approximately $4.3 million of stock compensation expense and approximately $2.5 million for the reimbursement of a portion of the taxes paid by certain senior officers.

        CRITICAL ACCOUNTING POLICIES

        In response to the Securities and Exchange Commission's Release Numbers 33-8040, CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES, and 33-8056, COMMISSION STATEMENT ABOUT MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates based upon historical experience and various other factors and circumstances. We believe that our estimates are reasonable for our current circumstances; however, actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

        We believe that the estimates and judgments that are most important to the portrayal of our financial condition and results of operations, in that they require our most subjective judgments, form the basis for the accounting policies deemed to be most critical. These critical accounting policies include those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate risks. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances.

        REVENUE RECOGNITION

        Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. Deferred rent receivable represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. Leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. In addition, certain of our operating

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until those specified targets are met.

        We must make estimates of the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

        The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

        REAL ESTATE INVESTMENTS

        Contributed real estate investments at our formation in July 1999 were recorded at the carry-over basis of our predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley in September 2000 and other acquisitions since our formation, are recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred.

        The provision for depreciation and amortization has been calculated using the straight-line method over the following estimated useful lives:

        Land improvements                                         15 years
        Buildings and improvements                             20-39 years
        Tenant improvements                          Term of related lease

        We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to our properties. These assessments have a direct impact on our net income because if we were to shorten the expected useful life of our properties or improvements, we would depreciate them over fewer years, resulting in more depreciation expense and lower net income on an annual basis during these periods.

        We apply Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value.

        Real estate investments held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell. Depreciation and amortization are suspended during the period held for sale, and operating results for all periods presented are presented as discontinued operations.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on our net income, because taking an impairment loss results in an immediate negative adjustment to net income.

        HEDGING ACTIVITIES

        From time to time, we use certain derivative financial instruments to limit our exposure to changes in interest rates. Our only outstanding derivative instrument as of March 31, 2002 and December 31, 2001 was an interest rate floor and cap agreement (collar) that we entered into under our senior unsecured credit facility. If interest rate assumptions and other factors used to estimate the collar's fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected. Furthermore, future changes in market interest rates and other relevant factors could increase the fair value of our liability for the collar, increase future interest expense, and result in lower net income.

        RESULTS OF OPERATIONS

        The discussion of our results of operations set forth below focuses on our neighborhood and community shopping centers and does not separately address our results attributable to our office buildings and single-tenant properties. For the three months ended March 31, 2002, our shopping center revenue represented approximately 96% of our total revenue and approximately 96% of our net operating income. In addition, during the first quarter of 2002, we sold one of our office buildings and we intend to dispose of one of our remaining four office buildings and substantially all of our single-tenant properties in the foreseeable future. As a result, we expect that revenues and net operating income from these properties will continue to decline in comparison to revenue and net operating income from our shopping center properties, and therefore we believe that a separate presentation of those items is not meaningful.

        COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

        Rental and recovery income increased approximately $1.2 million, or 1.9%, to approximately $66.5 million for the three months ended March 31, 2002, as compared with approximately $65.3 million for the three months ended March 31, 2001. Rental income increased approximately $0.6 million, or 1.2%, to approximately $51.7 million for the three months ended March 31, 2002, as compared with approximately $51.1 million for the three months ended March 31, 2001. This increase resulted from the combined effect of:

          - one property acquisition in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $0.5 million for the three months ended March 31, 2002.

          - an additional $0.1 million from same store properties, representing a .2% increase for the three months ended March 31, 2002.

        The average base rental rate on leases signed during the three months ended March 31, 2002, which measures the first 12 months of base rent payable under new and renewed leases signed during a period divided by the total square footage represented by those leases, was $11.20, as compared with $10.72 for the year ended December 31, 2001.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        Recoveries from tenants increased approximately $0.6 million, or 4.2%, to approximately $14.8 million for the three months ended March 31, 2002, as compared with approximately $14.2 million for the three months ended March 31, 2001. Recoveries from tenants were 76% and 77% of property operating expenses and real estate taxes for the three months ended March 31, 2002 and 2001, respectively. This increase resulted from the net effect of:

          - one property acquisition in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $0.2 million for the three months ended March 31, 2002.

          - an additional $0.4 million from same store properties, representing a 2.8% increase for the three months ended March 31, 2002.

        Interest and other income decreased approximately $0.1 million, or 100% for the three months ended March 31, 2002, as compared with the three months ended March 31, 2001.

        Operating expenses, which are comprised of property operating expenses and real estate taxes, decreased approximately $0.1 million, or .5%, to approximately $19.5 million for the three months ended March 31, 2002, as compared with approximately $19.6 million for the three months ended March 31, 2001. This decrease resulted from a $0.1 million decrease from same store properties, representing a .5% decrease for the three months ended March 31, 2002. The decrease at same store properties between 2002 and 2001 was primarily attributable to high snow removal and related costs associated with the severe early 2001 winter we experienced throughout a substantial part of our portfolio.

        Net operating margin percentage, defined as rental and recovery income less property operating expenses, divided by rental and recovery income, was approximately 71% for the three months ended March 31, 2002, as compared to 70% for the three months ended March 31, 2001.

        Depreciation and amortization expense increased approximately $2.1 million, or 13.7%, to approximately $17.4 million for the three months ended March 31, 2002, as compared with approximately $15.3 million for the three months ended March 31, 2001. This increase resulted primarily from the net effect of one property acquisition in 2002, three property acquisitions in 2001, one property disposition in 2002, five property dispositions in 2001, capital and tenant improvements made during 2001 and the first quarter of 2002 and a writeoff of approximately $1.0 million of tenant improvements during the three months ended March 31, 2002 related to vacated tenants.

        Interest expense, which is comprised of interest expense and interest expense-related party, decreased approximately $2.2 million, or 9.5%, to approximately $21.1 million for the three months ended March 31, 2002, as compared with approximately $23.3 million for the three months ended March 31, 2001. This decrease was primarily the result of a reduction in the LIBOR component of our borrowing cost under our senior unsecured credit facility and subordinated debt for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in the borrowing cost was partially offset by an increase in interest expense as a result of additional amounts drawn on our senior unsecured credit facility primarily to finance acquired properties.

        General and administrative expenses increased approximately $0.1 million, or 2.6%, to approximately $3.3 million for the three months ended March 31, 2002, as compared with approximately $3.2 million for the three months ended March 31, 2001.

        During the three months ended March 31, 2002, we sold one office building, resulting in a net gain on sale of real estate investments of approximately $1.4 million. During the three months ended March 31, 2001, we sold two single-tenant properties resulting in a net gain on sale of real estate investments of $2.3 million.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2002, we had approximately $8.4 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        SHORT-TERM LIQUIDITY REQUIREMENTS

        Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

          - recurring maintenance capital expenditures necessary to properly maintain our properties;

          - interest expense and scheduled principal payments on outstanding indebtedness;

          - capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions; and

          -    future distributions to be paid to our stockholders.

        Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements. Cash flows provided by operations increased to approximately $27.2 million for the three months ended March 31, 2002, as compared to $18.5 million for the three months ended March 31, 2001.

        There are a number of factors that could adversely affect our cash flow. An economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-let space as leases expire. In addition, an economic downturn or recession could also lead to an increase in tenant bankruptcies, increases in our overall vacancy rates or declines in rents we can charge to re-lease properties upon expiration of current leases. In all of these cases, our cash flow would be adversely affected.

        During 2001, 15 of our anchor tenants and other side shop tenants filed for bankruptcy protection. These tenants contributed approximately 2.7% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2001. In addition, on January 22, 2002, Kmart Corporation filed for bankruptcy protection. Kmart Corporation contributed approximately 1.6% of our annualized base rent for all leases in which tenants were in occupancy at March 31, 2002. As a general matter, the Company believes that these bankruptcies and the current economic downturn has not had a material impact on our operating results. However, continuation of the current downturn or a recession could materially negatively impact our operating results in 2002.

        We currently lease space to Kmart at seven of our shopping centers. These locations were all physically occupied at March 31, 2002. In addition, Kmart owns store locations at three of our shopping centers and subleases space from third party tenants at two of our other locations. On March 8, 2002, Kmart announced that it intends to close 284 store locations as part of its bankruptcy reorganization. None of the twelve store locations described above were included in the list of announced store closings. However, we have agreed with Kmart to a rent reduction at one of our shopping centers of approximately $290,000 on an annualized basis.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        Although Kmart has announced its current intended store closings, we are not able to fully predict the impact on our business of Kmart's bankruptcy filing at this time. For instance, Kmart could decide to close additional stores, including our locations, terminate a substantial number of leases with us, or request additional rent reductions or deferrals. Any of these actions could adversely affect our rental revenues, and the impact may be material. In addition, Kmart's termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers which could materially harm our business.

        Any future bankruptcies of tenants in our portfolio, particularly major or anchor tenants, may negatively impact our operating results.

        We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $.5 million for the three months ended March 31, 2002. We expect total maintenance capital expenditures to be approximately $7.8 million, or approximately $.33 per square foot, in 2002. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space. We believe that our existing working capital and cash provided by operations will be sufficient to fund our maintenance capital expenditures for the next twelve months.

        We believe that we qualify and we intend to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to shareholders. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT.

        LONG-TERM LIQUIDITY REQUIREMENTS

        Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, lines of credit and through the issuance of additional equity securities. We believe that these sources of capital will generally continue to be available to us in the future to fund our long-term liquidity requirements. However, certain factors may have a material adverse effect on our access to these capital sources.

        Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from two major rating agencies - Standard & Poor's, which has given us a rating of BB-, and Moody's Investor Service, which has given us a rating of Ba2. On
        May 2, 2002, Standard & Poor's announced that it had placed its ratings on the Company and Bradley Operating Limited Partnership on Creditwatch with positive implications. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service our debt. If our credit rating is upgraded, it would decrease the spread over LIBOR currently payable by us under our new line of credit.

        Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of March 31, 2002. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our new line of credit or unsecured public notes.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

        COMMITMENTS

        We currently do not have any capital lease obligations or operating lease commitments. The following table summarizes our repayment obligations under our indebtedness outstanding as of March 31, 2002.

                                                                                                AMOUNT
        YEAR ENDING DECEMBER 31,                                                            (IN THOUSANDS)
        ------------------------                                                            ---------------
        2002 Remainder..............................................................        $        30,728
        2003........................................................................                377,887
        2004........................................................................                222,920
        2005........................................................................                 40,601
        2006........................................................................                 14,855
        Thereafter..................................................................                473,049
                                                                                            ---------------

           Total due................................................................        $     1,160,040
                                                                                            ===============

        The indebtedness described in the table above will require balloon payments, including approximately $6.4 million due in June 2002. In April 2002, approximately $12.8 million of balloon payments became due, a portion of which we refinanced upon maturity and $4.8 million of which was repaid with borrowings under our line of credit. It is likely that we will not have sufficient funds on hand to repay additional balloon amounts at maturity. We currently expect to refinance this debt through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or additional equity offerings. We may also refinance balloon payments through borrowings under our new line of credit.

        NEW LINE OF CREDIT

        On April 29, 2002, the Company entered into a $350 million unsecured line of credit with Fleet National Bank, as agent. This new line of credit replaced the Company's prior senior unsecured credit facility. Heritage Property Investment Limited Partnership and Bradley Operating Limited Partnership are borrowers under the new line of credit and we, and substantially all of our other subsidiaries, have guaranteed this new line of credit. This new line of credit will be used principally to fund growth opportunities and for working capital purposes.

        Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating, and requires monthly payments of interest. In addition, this new line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        Upon entering into this new line of credit, we paid approximately $6,788,000 to terminate the collar which was in place with respect to the $150 million term loan under our prior senior unsecured credit facility. As a result of the termination of the collar, we will reclassify approximately $7,095,000 of accumulated other comprehensive loss, a component of shareholders' equity, to earnings in the second quarter ended June 30, 2002.

        In addition, upon entering into this new line of credit, the Company wrote off unamortized deferred financing costs with respect to the existing $425 million senior unsecured credit facility. This write-off will amount to approximately $4.5 million in the second quarter of 2002.

        FUNDS FROM OPERATIONS

        The White Paper on Funds from Operations approved by NAREIT in March 1995 defines Funds from Operations as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP.

        We believe that Funds from Operations is helpful as a measure of the performance of a REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay cash distributions.

          The following table reflects the calculation of Funds from Operations:

                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------------
                                                                                  2002               2001
                                                                           ------------------   ---------------
                                                                                       (in thousands)
        Net income.....................................................    $            4,902             5,234
        Add (deduct):
           Depreciation and amortization (real-estate related).........                17,271            15,280
           Net gains on sales of real estate investments and equipment.                (1,374)           (2,339)
           Preferred stock distributions...............................               (10,850)          (10,808)
           Accretion of redeemable equity..............................                  (249)             (249)
                                                                           ------------------   ---------------
        Funds from Operations..........................................    $            9,700             7,118
                                                                           ==================   ===============

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        RELATED PARTY TRANSACTIONS

        We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may impact our future operating results.

        THE TJX COMPANIES

        In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999. Annualized base rent from the TJX Companies represents approximately 5.6% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2002. TJX pays us rent in accordance with written leases with respect to several of our properties.

        ADVISORY FEE

        The Prudential Insurance Company of America, our second largest stockholder, received advisory and other fees totaling approximately $3.4 million in connection with our IPO. This fee will be incurred in the second quarter of 2002.

        131 DARTMOUTH STREET JOINT VENTURE

        In November 1999, we entered into a joint venture for the acquisition and development of a 365,000 square foot commercial office tower at 131 Dartmouth Street, Boston, Massachusetts. In addition to an unaffiliated third party, NETT, our largest stockholder, is also participating in this project. Specifically, NETT, Heritage and DFS Dartmouth, LLC have formed an entity to own this project. This entity is owned 74% by NETT, 20% by DFS Dartmouth, LLC and 6% by us. We were issued this interest as part of a management arrangement we entered into with the new entity. Under this arrangement, through our subsidiary, we are providing management services to this project, for which we are entitled to receive 6% of all cash and capital transaction proceeds received by the project. We have no ongoing capital contribution requirements with respect to this project, which we expect will be completed in June 2003. We account for our interest in this joint venture using the cost method and we have not expensed any amounts through March 31, 2002.

        BOSTON OFFICE LEASE

        One of the properties contributed to us by Net Realty Holding Trust was our headquarters building at 535 Boylston Street, Boston, Massachusetts. In 1974, NETT and Net Realty Holding Trust entered into a lease providing for the lease of 14,400 square feet of space in this office building to NETT for its Boston offices. The current term of this lease expires on March 31, 2005 and, under this lease, NETT pays us $648,000 per year in rent.

        CONTINGENCIES

        LEGAL AND OTHER CLAIMS

        We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        NON-RECOURSE LOAN GUARANTEES

        In connection with the Bradley acquisition, we entered into a special securitized facility with Prudential Mortgage Capital Corporation pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which we contributed 29 of our properties. This loan is secured by all 29 properties we contributed to the borrower.

        In connection with the securitized financing with PMCC, we entered into several indemnification and guaranty agreements with PMCC under the terms of which we agreed to indemnify PMCC for various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by us to Heritage SPE LLC.

        We also have agreed to indemnify other mortgage lenders for bad acts and environmental liabilities in connection with other mortgage loans that we have obtained.

        INFLATION

        Inflation has had a minimal impact on the operating performance of our properties. However, many of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. These escalation clauses often are at fixed rent increases or indexed escalations (based on the consumer price index or other measures). Many of our leases are also for terms of less than ten years, which permits us to seek to increase rents to market rates upon renewal. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This reduces our exposure to increases in costs and operating expenses resulting from inflation.

        NEW ACCOUNTING STANDARDS AND ACCOUNTING CHANGES

        SFAS NO. 144

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes both SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS, AND EXTRAORDINARY, UNUSUAL, AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. In addition, SFAS No. 144 retains the basic provisions of Opinion 30 for presenting discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

        The Company adopted SFAS No. 144 on January 1, 2002. The Company had one property disposition during the three months ended March 31, 2002, which was classified as held for sale as of December 31, 2001. As the property was classified as held for sale as of December 31, 2001, it was exempt from the provisions of SFAS No. 144. Therefore, the adoption of SFAS No. 144 did not have any effect on the Company's financial positions or results of operations for the three months ended March 31, 2002.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The majority of our outstanding debt has a fixed interest rate, which minimizes the risk of fluctuating interest rates. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        As of March 31, 2002, our total outstanding debt was approximately $1.2 billion, of which approximately $468 million, or 40%, was variable rate debt. With respect to our variable rate debt outstanding as of March 31, 2002, we had entered into one interest rate "collar" agreement to reduce our exposure to market interest rate changes under our line of credit facility. This collar agreement limited the variable interest rate range on the entire amount of our $150 million term loan under our prior senior unsecured credit facility with a minimum rate payable, or floor, of 6% and a maximum rate payable, or cap, of 8.5% through September 18, 2003, the date of maturity of this line of credit facility. In connection with our entering into our new line of credit, see LIQUIDITY AND CAPITAL RESOURCES - COMMITMENTS - NEW LINE OF CREDIT - this collar was terminated. If market rates of interest on our variable rate debt increase by 10%, or approximately 58 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.7 million annually. If market rates of interest increase by 10%, the fair value of our total outstanding debt would decrease by approximately $23 million. If market rates of interest on the variable rate debt decrease by 10%, or approximately 58 basis points, the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $2.7 million annually. If market rates of interest decrease by 10%, the fair value of our total outstanding debt would increase by approximately $24 million.

        Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART II --  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On October 31, 2001, a complaint was filed against the Company in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that the Company owes Mr. Donahue and his firm a fee in connection with services he claims he performed on the Company's behalf in connection with the acquisition of Bradley. Through his personal relationships with the parties involved, Mr. Donahue introduced the Company to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of the acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration the Company paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts law.

        On December 30, 2001, the Company filed a motion to dismiss all of Mr. Donahue's claims. Mr. Donahue filed an opposition to our motion and on March 22, 2002, a hearing was held by the court. The court has not yet rendered a decision with respect to our motion to dismiss. It is not possible at this time to predict the outcome of this litigation and the Company intends to vigorously defend against these claims.

        Except as set forth above, the Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, which is expected to be covered by insurance. In the opinion of management, after consultation with counsel, this litigation is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a special meeting of the Company's stockholders held on April 4, 2002 in lieu of the Company's 2002 Annual Meeting, the Company's stockholders approved the following three proposals:

        (i) To elect eleven persons to the Board of Directors of the Company for staggered terms to be effective upon completion of the IPO as follows--

        Class 1               (To Serve Until 2003)
                              Paul V. Walsh
                              William M. Vaughn
                              Robert J. Watson
                              Kenneth K. Quigley, Jr.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

        Class 2               (To Serve Until 2004)
                              David W. Laughton
                              Joseph L. Barry
                              Kevin C. Phelan
                              Richard C. Garrison

        Class 3               (To Serve Until 2005)
                              Thomas C. Prendergast
                              Bernard Cammarata
                              Robert Falzon

        (ii) To adopt Articles of Amendment and Restatement (Third) of the Company, providing for the amendment and restatement of the Company's current charter, and

        (iii) To ratify the amendment and restatement of the Heritage Property Investment Trust, Inc. 2000 Equity Incentive Plan to, among other things, increase the number of shares authorized for issuance under the Plan.

        Each of these proposals was adopted by a vote of 20,272,852 shares of Series A Cumulative Convertible Preferred Stock, or approximately 99% of the total outstanding shares, in favor, with no shares voting against or abstaining, and 6,802,197 shares of common stock, or approximately 99% of the total outstanding shares, in favor, with no shares voting against or abstaining.

ITEM 5. OTHER INFORMATION

        On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective the Company's registration statement on Form S-11 filed under the Securities Act of 1933, and its registration statement on Form 8-A, filed under the Securities Exchange Act of 1934, for an initial public offering (IPO) of its common stock. On April 29, 2002, the Company completed its IPO and sold 14,000,000 shares of common stock and NETT sold 4,000,000 shares of its common stock in the IPO at a price of $25.00 per share. The net proceeds from the IPO were approximately $328 million, after deducting the underwriters' discounts and commissions and estimated offering expenses payable by us.

        The Company used approximately $100 million of the net proceeds of the IPO to fully repay all of the outstanding principal and interest on the subordinated loan the Company entered into with Fleet National Bank in September 2000 and approximately $221 million of the net proceeds of this offering was used to repay a portion of the outstanding indebtedness under the Company's senior unsecured credit facility with Fleet and other financial institutions. In addition, the Company used approximately $7 million to pay the fee associated with terminating the hedge currently in place with respect to the $150 million term loan under the prior existing senior unsecured credit facility.

        On May 21, 2002, the Underwriters of the IPO notified the Company of their exercise of their option, granted under the terms of an Underwriting Agreement with the Company, to purchase 145,000 additional shares of common stock, including 80,556 shares from the Company and 64,444 shares from The Prudential Insurance Company of America, solely to cover overallotments, and on May 24, 2002, upon the closing of the sale of the over-allotment shares, the Company received additional net proceeds of approximately $1,888,000 from the Underwriters. These net proceeds were used to repay outstanding indebtedness.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        99.1 Revolving Credit and Guaranty Agreement, dated as of April 29, 2002, among Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership, the Company and the lending institutions named therein.

        99.2 Amendment to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership, dated as of May 17, 2002

        (b) Reports on Form 8-K

        Not Applicable.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HERITAGE PROPERTY INVESTMENT TRUST, INC.

        Dated: June 5, 2002


                                 /s/ THOMAS C. PRENDERGAST
                                 -----------------------------------
                                 Thomas C. Prendergast
                                 Chairman, President and Chief Executive Officer


                                 /s/ DAVID G. GAW
                                 -----------------------------------
                                 David G. Gaw
                                 Senior Vice President, Chief Financial Officer and Treasurer