Form 10-Q
period 2002-06-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2002-08-06
CIK 1158265

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     As of August 6, 2002, there were 41,504,208 shares of the Company's $0.001 par value common stock outstanding.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.



                               INDEX TO FORM 10-Q


PART I........................................................................................................2

 ITEM 1.  FINANCIAL STATEMENTS................................................................................2
       CONSOLIDATED BALANCE SHEETS............................................................................2
       CONSOLIDATED STATEMENTS OF INCOME......................................................................3
       CONSOLIDATED STATEMENTS OF CASH FLOWS..................................................................4
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY..............................................5
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................................6
         1.    MANAGEMENT STATEMENT AND GENERAL...............................................................6
         2.    INITIAL PUBLIC OFFERING........................................................................6
         3.    INCOME TAXES...................................................................................6
         4.    EARNINGS PER SHARE.............................................................................7
         5.    REAL ESTATE INVESTMENTS........................................................................7
         6.    INVESTMENTS IN JOINT VENTURES..................................................................8
         7.    DEBT...........................................................................................8
         8.    RELATED PARTY TRANSACTIONS.....................................................................9
         9.    DERIVATIVES AND HEDGING INSTRUMENTS...........................................................10
         10.      SEGMENT REPORTING..........................................................................10
         11.      NEW ACCOUNTING PRONOUNCEMENTS..............................................................13
         12.      STOCK-BASED COMPENSATION...................................................................13

 ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........15

 ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................30

PART II --  OTHER INFORMATION................................................................................31

 ITEM 1.  LEGAL PROCEEDINGS..................................................................................31

 ITEM 2.  CHANGES IN SECURITIES..............................................................................31

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................................32

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................32

 ITEM 5.  OTHER INFORMATION..................................................................................33

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................33

SIGNATURES...................................................................................................34


                    HERITAGE PROPERTY INVESTMENT TRUST, INC.



PART I

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2002             2001
                                                                                    ----             ----
                                                                                (unaudited)
Assets
Real estate investments, net.................................................... $1,966,923        1,845,168
Cash and cash equivalents.......................................................      3,888            6,146
Accounts receivable, net of allowance for doubtful accounts of
     $7,328 in 2002 and $7,473 in 2001..........................................     22,510           23,639
Prepaids and other assets.......................................................     11,075           13,628
Deferred financing and leasing costs............................................     15,050           18,684
                                                                                 ----------        ---------

        Total assets............................................................ $2,019,446        1,907,265
                                                                                 ==========        =========

                      Liabilities, Redeemable Equity and Shareholders' Equity
Liabilities:
   Mortgage loans payable.......................................................   $540,423          492,289
   Unsecured notes payable......................................................    201,490          201,490
   Line of credit facility......................................................    210,000          343,000
   Subordinated debt............................................................         --          100,000
   Accrued expenses and other liabilities.......................................     64,875           69,931
   Accrued distributions........................................................     18,553           12,041
                                                                                 ----------        ---------

        Total liabilities.......................................................  1,035,341        1,218,751
                                                                                 ----------        ---------

Series B Preferred Units........................................................     50,000           50,000
Series C Preferred Units........................................................     25,000           25,000
Exchangeable limited partnership units..........................................      8,268              527
                                                                                                   ---------
Other minority interest.........................................................      2,425            2,425
                                                                                 ----------        ---------
        Total minority interests................................................     85,693           77,952
                                                                                 ----------        ---------

Redeemable equity:
   Series A 8.5% Cumulative Convertible Participating Preferred Stock, $.001 par
     value, 3,743,315 shares issued and outstanding at December 31, 2001; and
     common stock, $.001 par value, 1,256,685 shares issued and outstanding at
     December 31, 2001..........................................................         --          123,094
                                                                                 ----------        ---------
Shareholders' equity:
   Series A 8.5% Cumulative Convertible Participating Preferred Stock, $.001 par
     value; 0 and 25,000,000 shares authorized at June 30, 2002 and December 31,
     2001, respectively; 0 and 16,598,452 shares issued and outstanding at
     June 30, 2002 and December 31, 2001........................................         --               16

   Common stock, $.001 par value;  200,000,000 and 70,000,000 shares authorized at June 30, 2002 and December 31, 2001, respectively; 41,349,208 and
     5,561,635 shares issued and outstanding at June 30, 2002 and
     December 31, 2001, respectively............................................         41                6

   Additional paid-in capital...................................................  1,002,341          551,623

   Cumulative distributions in excess of net income.............................  (103,970)         (55,435)
   Accumulated other comprehensive loss.........................................         --          (8,742)
                                                                                 ----------        ---------
        Total shareholders' equity..............................................    898,412          487,468
                                                                                 ----------        ---------
        Total liabilities, redeemable equity and shareholders' equity........... $2,019,446        1,907,265
                                                                                 ==========        =========



          See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.



                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
         (UNAUDITED AND IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE DATA)


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                                 --------                    --------
                                                            2002          2001           2002          2001
                                                            ----          ----           ----          ----
Income:
   Rentals and recoveries..............................     $69,301         63,602        135,768      128,857
   Interest and other..................................          25             66             40          193
                                                          ---------      ---------      ---------    ---------
        Total income...................................      69,326         63,668        135,808      129,050
                                                          ---------      ---------      ---------    ---------
Expenses:
   Property operating expenses.........................       9,537          8,232         19,469       18,740
   Real estate taxes...................................       9,871          9,796         19,395       18,841
   Depreciation and amortization.......................      17,138         15,473         34,518       30,810
   Interest............................................      17,633         21,878         38,754       43,954
   Interest-related party..............................          --            763             --        2,027
   General and administrative..........................      10,404          2,917         13,650        6,081
                                                          ---------      ---------      ---------    ---------
        Total expenses.................................      64,583         59,059        125,786      120,453
                                                          ---------      ---------      ---------    ---------
        Income before net gains (losses)...............       4,743          4,609         10,022        8,597
Net gains on sales of real estate investments..........          --              4          1,374        2,343
Net derivative (losses) gains..........................      (7,616)           (81)        (7,766)         431
                                                          ---------      ---------      ---------    ---------
        (Loss) income before allocation to minority
           interests...................................      (2,873)         4,532          3,630       11,371
Income allocated to Series B & C Preferred Units.......      (1,664)        (1,664)        (3,328)      (3,328)
                                                          ---------      ---------      ---------    ---------
        (Loss) income before discontinued operations
           and extraordinary item......................      (4,537)         2,868            302        8,043
Income from discontinued operations                              79             63            142          122
                                                          ---------      ---------      ---------    ---------
        (Loss) income before extraordinary item........      (4,458)         2,931            444        8,165
Extraordinary loss on prepayment of debt.........            (6,749)           --          (6,749)          --
                                                          ---------      ---------      ---------    ---------
        Net (loss) income..............................     (11,207)         2,931         (6,305)       8,165
Preferred stock distributions..........................      (3,452)       (10,925)       (14,302)     (21,733)
Accretion of redeemable equity.........................         (79)          (249)          (328)        (498)
                                                          ---------      ---------      ---------    ---------
        Net loss attributable to common shareholders...    $(14,738)        (8,243)       (20,935)     (14,066)
                                                          =========      =========      =========    =========
Basic and diluted per-share data:
   Loss before discontinued  operations and
      extraordinary item...............................      $(0.26)         (1.21)        (0.76)       (2.08)

   Income from discontinued operations.................          --            --           0.01         0.02

   Extraordinary loss on prepayment of debt............       (0.22)           --          (0.36)          --
                                                          ---------      ---------      ---------    ---------

   Loss attributable to common shareholders............      $(0.48)         (1.21)        (1.11)        (2.06)
                                                          =========      =========      =========    =========

   Weighted average common shares outstanding..........  30,710,540      6,827,616     18,843,926    6,827,616
                                                         ==========      =========      =========    =========





          See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                     (UNAUDITED AND IN THOUSANDS OF DOLLARS)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                      --------
                                                                                  2002          2001
                                                                                  ----          ----
Cash flows from operating activities:
   Net (loss) income......................................................        $(6,305)     8,165
   Adjustments  to reconcile  net (loss)  income to net cash provided by operating activities:
        Depreciation and amortization.....................................         34,518     30,810
        Amortization of deferred debt financing costs.....................          1,968      2,256
        Stock-based compensation..........................................          5,156        734
        Net gains on sales of real estate investments and equipment.......         (1,374)    (2,343)
        Net derivative losses (gains).....................................          7,766       (431)
        Income allocated to Series B & C Preferred Units..................          3,328      3,328
        Extraordinary loss on prepayment of debt..........................          6,749         --
        Changes in operating assets and liabilities, net of
           effect of Bradley acquisition..................................          4,383     (7,953)
                                                                                 --------    --------
              Net cash provided by operating activities...................         56,189     34,567
                                                                                 --------    --------
Cash flows from investing activities:
   Net cash used for acquisition of Bradley...............................           (117)      (400)
   Acquisitions and additions to real estate investments..................        (87,694)   (11,390)
   Net proceeds from sales of real estate investments.....................          4,209      9,594
   Expenditures for capitalized leasing commissions.......................         (1,893)    (1,826)
   Expenditures for furniture, fixtures and equipment.....................           (200)      (366)
                                                                                 --------    --------
              Net cash used by investing activities.......................        (85,695)    (4,388)
                                                                                 --------    --------
Cash flows from financing activities:
   Proceeds from mortgage loans payable...................................             --      7,000
   Repayments of mortgage loans payable...................................        (14,865)    (5,528)
   Repayments of unsecured notes payable..................................             --       (475)
   Proceeds from draws under line of credit facility......................        289,000     30,000
   Repayments of draws under line of credit facility......................        (33,000)   (32,000)
   Payoff of prior line of credit facility................................       (389,000)        --
   Interest rate collar termination payment...............................         (6,788)        --
   Proceeds from subordinated debt........................................             --     50,000
   Repayment of subordinated debt ........................................       (100,000)        --
   Repayment of subordinated debt to related party........................             --    (50,000)
   Distributions paid to minority interests...............................         (3,338)    (3,336)
   Preferred stock distributions paid.....................................        (21,657)   (21,547)
   Common stock distributions paid........................................        (14,153)    (1,235)
   Expenditures for deferred debt financing costs.........................         (3,925)    (1,829)
   Proceeds from issuance of common stock.................................        352,014         --
   Expenditures for equity issuance costs.................................        (27,040)        --
                                                                                 --------    --------
              Net cash provided (used) by financing activities............         27,248    (28,950)
                                                                                 --------    --------
Net (decrease) increase in cash and cash equivalents......................         (2,258)     1,229
Cash and cash equivalents:
   Beginning of period....................................................          6,146      4,086
                                                                                 --------    --------
   End of period..........................................................         $3,888      5,315
                                                                                 ========    ========


          See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.



            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
         (UNAUDITED AND IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE DATA)

                                         SERIES A
                                        CUMULATIVE                           CUMULATIVE
                                        CONVERTIBLE                         DISTRIBUTIONS  ACCUMULATED
                                       PARTICIPATING           ADDITIONAL     IN EXCESS       OTHER
                                         PREFERRED    COMMON     PAID-IN        OF NET     COMPREHENSIVE
                                           STOCK       STOCK     CAPITAL        INCOME          LOSS         TOTAL
                                       -------------  ------  -----------   -------------  -------------     -----
Balance at December 31, 2001                 $16          6      551,623       (55,435)        (8,742)      487,468
Net loss                                      --         --           --        (6,305)            --        (6,305)
 Other comprehensive income:

  Unrealized derivative gains:
   Effective portion of interest
    rate collar for the period
    from January 1, 2002 through
    April 29, 2002                            --         --           --            --          1,177         1,177

   Reclassification adjustment to
    earnings for realized loss on
    termination of interest rate
    collar                                    --         --           --            --          7,565         7,565
                                       -------------  ------   ----------   -------------  -------------  ---------
 Total other comprehensive income             --         --           --            --          8,742         8,742
                                       -------------  ------   ----------   -------------  -------------  ---------

    Comprehensive income                                                                                      2,437
                                       -------------  ------   ----------   -------------  -------------  ---------

 Issuance of common stock                     --         14      352,000            --             --       352,014
 Equity issuance costs                        --         --      (29,527)           --             --       (29,527)
 Conversion of preferred stock to
  common stock                               (16)        16           --            --             --            --
 Accretion of redeemable equity               --         --         (328)           --             --          (328)
 Conversion of redeemable equity to
  common stock                                --          5      123,417            --             --       123,422
 Preferred stock distributions
  ($0.70 per share)                           --         --           --       (14,302)            --       (14,302)
 Common stock distributions
  ($0.84 per share)                           --         --           --       (27,928)            --       (27,928)
 Stock-based compensation                     --         --        5,156            --             --         5,156
                                       -------------  ------   ----------   -------------  ------------   ---------
Balance at June 30, 2002                     $--         41    1,002,341      (103,970)            --       898,412
                                       =============  ======   ==========   =============  ============   =========



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

     The net proceeds from the IPO, after deducting the underwriters' discount and offering expenses, were $320.6 million and were used by the Company to repay $213.8 million of the outstanding indebtedness under its prior line of credit facility, to repay in full the $100.0 million of subordinated debt then outstanding, and to pay the $6.8 million fee associated with terminating the collar previously in place with respect to the $150.0 million term loan under the prior line of credit facility.

     In connection with the IPO, all 20,341,767 shares of Series A Cumulative Convertible Preferred Stock and redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis.

     On May 21, 2002, the Underwriters of the IPO exercised their option, granted under the terms of an Underwriting Agreement with the Company, to purchase an additional 80,556 shares of common stock solely to cover overallotments. On May 24, 2002, upon the closing of the sale of the over-allotment shares, the Company received additional net proceeds of $1.9 million from the Underwriters. These additional net proceeds were used to repay outstanding indebtedness of the Company.

3. INCOME TAXES

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

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


4. EARNINGS PER SHARE

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

     At June 30, 2002, outstanding options and warrants to purchase 2,050,352 shares of common stock at $25.00 per share and the assumed conversion of exchangeable units of limited partnership interest into shares of common stock were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive.

     For the three and six months ended June 30, 2001, preferred stock distributions, and the effect of the assumed conversion of convertible preferred stock and exchangeable units of limited partnership interest outstanding into shares of common stock were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive. At June 30, 2001, outstanding options and warrants to purchase 1,293,200 shares of common stock at $25.00 per share were outstanding but were not included in the computation of diluted loss per common share because their exercise price was not below the estimated fair value of the common shares and would therefore not dilute basic loss per common share.

5. REAL ESTATE INVESTMENTS

     (a) SUMMARY

     A summary of real estate investments follows (in thousands of dollars):


                                               JUNE 30, 2002         DECEMBER 31, 2001
Land..........................................     $313,958                  290,758
Land improvements.............................      161,372                  149,072
Buildings and improvements....................    1,586,308                1,474,058
Tenant improvements...........................       29,171                   24,420
Improvements in process.......................       11,897                   10,660
                                                    -------                   ------
                                                  2,102,706                1,948,968
Accumulated depreciation and amortization.....     (135,783)                (103,800)
                                                 ----------                ---------
   Net carrying value.........................   $1,966,923                1,845,168
                                                ===========                =========



     (b) 2ND QUARTER ACQUISITION ACTIVITY

     On May 7, 2002, the Company acquired 144,000 square feet of gross leasable area at Montgomery Towne Center, a 267,000 square foot grocer-anchored shopping center located in Alabama. On May 31, 2002, the Company completed the acquisition of an additional 32,000 square feet at Montgomery Towne Center. The combined purchase prices for these transactions was $18.7 million and was funded with a combination of the Company's assumption of an $7.9 million mortgage loan payable and borrowings under the Company's new line of credit facility.

     On May 17, 2002, the Company acquired four shopping centers (the "Pioneer Properties"), located in Michigan, Massachusetts, New Hampshire and New York, with an aggregate of 1,114,000 square feet of company-owned gross leasable area. The purchase price for this transaction was approximately $78.1 million and was funded with a combination of the issuance of units of limited

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


     partnership interest in the Bradley Operating Limited Partnership, a subsidiary of the Company, in the amount of $7.9 million, the Company's assumption of $55.1 million of mortgage loans payable, and borrowings under the Company's new line of credit facility.

     On May 21, 2002, the Company acquired Marketplace at Independence, a grocer-anchored shopping center located in Missouri, with an aggregate of 242,000 square feet of total and company-owned gross leaseable area. The purchase price for this transaction was $20.1 million and was funded with borrowings under the Company's new line of credit facility.

     (c) REAL ESTATE INVESTMENTS HELD FOR SALE

     As of June 30, 2002, 11 single-tenant properties were classified as real estate investments held for sale. Such properties had an aggregate net book value of $1.7 million at June 30, 2002. See Note 11 for further discussion of real estate held for sale.

6. INVESTMENTS IN JOINT VENTURES

     At June 30, 2002, the Company had an ownership interest in a joint venture which owned a grocer-anchored shopping center located in Tennessee. The Company has a 60% interest in the joint venture consisting of a general partnership interest and consolidates this joint venture for financial reporting purposes.

     In addition, in November 1999, the Company and its largest stockholder, NETT, entered into a joint venture for the acquisition and development of a 365,000 square foot commercial office tower in Boston, Massachusetts. The Company has a 6% interest in the joint venture and accounts for its interest using the cost method. The Company was issued this interest as part of a management arrangement the Company entered into with the joint venture partners. Under this arrangement, through a subsidiary of the Company, the Company is providing management services to the joint venture, for which the Company is entitled to receive 6% of all cash and capital transaction proceeds received by the joint venture. The Company has no ongoing capital contribution requirements with respect to the development of the office tower, which is expected to be completed in October 2002.

7. DEBT

     (a) NEW LINE OF CREDIT

     On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This new line of credit replaced the Company's prior $425 million senior unsecured credit facility, which was repaid primarily with proceeds of the IPO. Heritage Property Investment Limited Partnership and Bradley Operating Limited Partnership (Bradley OP), subsidiaries of Heritage, are the borrowers under this new line of credit, and Heritage and substantially all of Heritage's other subsidiaries have guaranteed this new line of credit. This new line of credit is being used principally to fund growth opportunities and for working capital purposes. At June 30, 2002, $210 million was outstanding under the new line of credit.

     This new line of credit bears interest at a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company's debt rating, and requires monthly payments of interest. The variable rate in effect at June 30, 2002, including the lender's margin of 135 basis points, was 3.29%. In addition, this new line of credit has a facility fee based on the amount committed ranging from 15 basis points to 25 basis points, depending upon the Company's debt rating, and requires quarterly payments.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


     This new line of credit requires the Company to maintain certain financial ratios and restricts the incurrence of certain indebtedness and the making of certain investments. This new line of credit also, except under some circumstances, including as necessary to maintain the Company's status as a REIT, limits the Company's ability to make distributions in excess of 90% of annual funds from operations.

     Upon entering into this new line of credit and repayment of the prior senior unsecured credit facility, the Company wrote off unamortized deferred financing costs and recognized an extraordinary loss of $4.2 million on this transaction. Also, as described in note 9, the Company terminated its interest rate collar.

     (b) SUBORDINATED DEBT

     The Company used $100.0 million of the net proceeds from the IPO to repay in full the $100.0 million of subordinated debt outstanding that was scheduled to mature on March 18, 2004. In connection with the full repayment, the Company wrote off unamortized deferred financing costs and recognized an extraordinary loss of $2.5 million.

     (c) MORTGAGE LOANS PAYABLE

     In April 2002, the Company signed a commitment to refinance its $7.7 million mortgage loan payable secured by Southport Center, which loan matured in April 2002. The refinancing of the mortgage loan payable closed on July 1, 2002. The new mortgage loan is in the amount of $10.0 million, bears interest at a rate of 6.94%, and matures on July 1, 2007. The new mortgage loan will require interest only payments for the first two years.

     In April 2002, the Company repaid in full its approximately $4.8 million mortgage loan payable secured by Fox River Plaza with borrowings under the Company's line of credit facility. In addition, in May 2002, the Company repaid in full its approximately $6.4 million mortgage loan payable secured by Edgewood Shopping Center with borrowings under the Company's new line of credit facility.

8. RELATED PARTY TRANSACTIONS

     (a) TRANSACTIONS WITH PRUDENTIAL INSURANCE COMPANY OF AMERICA (PRUDENTIAL - AN 11.9% SHAREHOLDER AT JUNE 30, 2002)

     Preferred and common distributions paid to Prudential for the six months ended June 30, 2002 and 2001 were $6.6 million and $4.2 million, respectively. At June 30, 2002 and December 31, 2001, distributions payable to Prudential were $2.4 million and $2.2 million, respectively.

     Prudential received advisory and other fees totaling $3.4 million in connection with the IPO. This fee was incurred in the three months ended June 30, 2002.

     On April 30, 2001, in conjunction with the modification of its now repaid $100.0 million subordinated debt, the Company used the proceeds of a $50.0 million loan from a lender to repay the $50.0 million of subordinated debt held by Prudential. Interest expense paid to Prudential for this issue for the six months ended June 30, 2001 was $2.0 million.

     A portion of redeemable equity, representing costs associated with prior equity transactions with Prudential, is reclassified as a charge to earnings for each quarter over the redemption period. As a result of the IPO, all redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis. This charge, which is recorded as accretion of redeemable equity in the accompanying consolidated statements of income, amounted to $0.3 million and $0.5 million for the six months ended June 30, 2002 and 2001, respectively.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


     (b) TRANSACTIONS WITH NEW ENGLAND TEAMSTERS AND TRUCKING INDUSTRY PENSION FUND (NETT - AN 43.4% SHAREHOLDER AT JUNE 30, 2002)

     Preferred and common distributions paid to NETT for the six months ended June 30, 2002 and 2001 were approximately $28.9 million and $18.5 million, respectively. At June 30, 2002 and December 31, 2001, distributions payable to NETT were approximately $9.3 million and $9.8 million, respectively.

     In connection with the formation of Heritage in July 1999, environmental studies were not completed for all of the contributed properties. NETT has agreed to indemnify the Company for environmental costs up to $50.0 million. The environmental costs include completing environmental studies and any required remediation.

9. DERIVATIVES AND HEDGING INSTRUMENTS

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

     On April 29, 2002, the Company entered into a $350.0 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This new line of credit replaced the Company's prior $425.0 million senior unsecured credit facility. Upon entering into this new line of credit, the Company paid $6.8 million to terminate the interest rate collar that was then in place with respect to the $150.0 million term loan under the prior senior unsecured credit facility. As a result of this termination, the Company reclassified $7.6 million of accumulated other comprehensive loss, a component of shareholders' equity, to earnings during the three months ended June 30, 2002.

10. SEGMENT REPORTING

     The Company, which has internal property management, leasing, and redevelopment capabilities, owns and seeks to acquire primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. Such shopping centers are typically anchored by grocers complemented with stores providing a wide range of other goods and services to shoppers. Since substantially all of the Company's shopping centers exhibit similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment. The Company also owns office buildings and single-tenant properties. Because these properties require a different operating strategy

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


     and management expertise than all other properties in the portfolio, they are considered separate reportable segments.

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

     The accounting policies of the segments are the same as those followed by the Company as a whole and are described in the Company's audited consolidated financial statements for the year ended December 31, 2001 included in the Registration Statement. The revenue and net operating income for the three months and six months ended June 30, 2002 and 2001 and assets as of June 30, 2002 and December 31, 2001 for each of the reportable segments are summarized in the following tables. Non-segment assets necessary to reconcile to total assets include cash and cash equivalents, deferred financing and leasing costs and other assets.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


     The computation of FFO for the Company and a reconciliation to net income attributable to common shareholders are as follows (in thousands of dollars):


                                                                THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                   2002            2001          2002         2001
                                                                -------------------------------------------------------
Total property income:
   Shopping centers...............................................   $69,125      63,274      134,558       122,513
   Office buildings...............................................       176         328        1,210         6,271
   Single-tenant properties.......................................        79          63          142           195
                                                                   ---------     -------     --------       --------
                                                                     $69,380      63,665      135,910       128,979
                                                                   =========     =======     ========       ========
Total property net operating income:
   Shopping centers...............................................   $49,794      45,393       96,253        87,584
   Office buildings...............................................        99         181          651         3,636
   Single-tenant properties.......................................        79          63          142           178
                                                                   ---------     -------     --------       --------
Net Operating Income..............................................    49,972      45,637       97,046        91,398
                                                                   ---------     -------     --------       --------
Non-property (income) expenses:
   Interest and other income......................................       (25)        (66)         (40)         (193)
   Net derivative losses (gains)..................................     7,616          81        7,766          (431)
   Interest expense...............................................    17,633      21,878       38,754        43,954
   Interest expense-related party.................................        --         763           --         2,027
   General and administrative.....................................    10,404       2,917       13,650         6,081
   Amortization of non-real estate related costs..................       119          73          229           130
   Income allocated to minority interests.........................     1,664       1,664        3,328         3,328
   Preferred stock distributions..................................     3,452      10,925       14,302        21,733
   Accretion of redeemable equity.................................        79         249          328           498
                                                                   ---------     -------     --------       --------
                                                                      40,942      38,484       78,317        77,127
                                                                   ---------     -------     --------       --------
Funds from Operations.............................................    $9,030       7,153       18,729        14,271
                                                                   =========     =======     ========       ========
Reconciliation to net loss attributable to common shareholders:
   Funds from operations..........................................    $9,030       7,153       18,729        14,271
   Depreciation of real estate assets and amortization
      of tenant improvements......................................   (16,665)    (15,152)     (33,458)      (30,266)
   Amortization of deferred leasing commissions...................      (354)       (248)        (831)         (414)
   Net gains on sales of real estate investments
      and equipment...............................................        --           4        1,374         2,343
   Extraordinary loss on prepayment of debt.......................    (6,749)         --       (6,749)           --
                                                                   ---------     -------     --------       --------
Net loss attributable to common shareholders...................... $ (14,738)     (8,243)     (20,935)        14,066
                                                                   =========     =======     ========       ========

                                                                 As of
                                              --------------------------------------------
                                                  June 30, 2002       December 31, 2001
                                              --------------------------------------------
Total Assets:
Shopping centers...........................      $1,952,750                 1,828,135
Office buildings...........................          52,488                    56,003
Single-tenant properties...................           1,658                     1,678
Non-segment assets.........................          12,550                    21,449
                                                 ----------                 ---------
                                                 $2,019,446                 1,907,265
                                                 ==========                 =========

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


11. NEW ACCOUNTING PRONOUNCEMENTS

     SFAS NO. 145

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a company could continue to classify transactions as extraordinary items if they meet the criteria described in paragraph 20 of APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. Paragraph 20 of APB 30 requires that the event or transaction be both unusual in nature and infrequent in occurrence.

     SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. However, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 shall be reclassified. The Company has elected to adopt SFAS No. 145 for its fiscal year beginning January 1, 2003, and therefore has classified its losses associated with its prepayment of its prior senior unsecured credit facility and subordinated debt during the three months ended June 30, 2002 as an extraordinary item.

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

     The Company adopted SFAS No. 144 on January 1, 2002. The Company had one property disposition during the six months ended June 30, 2002 that was classified as held for sale as of December 31, 2001. As the property was classified as held for sale as of December 31, 2001, it was exempt from the provisions of SFAS No. 144. In addition, the Company has classified 11 single-tenant properties as real estate held for sale as June 30, 2002. Accordingly, the operating results of the real estate held for sale have been reclassified and reported as discontinued operations for the three and six months ended June 30, 2002 and 2001.

12. STOCK-BASED COMPENSATION

     In January 2002, options to purchase 614,352 shares of common stock were granted to certain employees relating to 2001 performance. The options have an exercise price of $25.00 per share, which was equal to the fair value per share of the Company's common stock at the grant date. The options have a contractual life of 10 years and, at the date of grant, were to vest ratably over three years. In addition, in April 2002, options to purchase 430,000 shares of common stock were granted to members of senior management in connection with the Company's initial public offering. These options have an exercise price of $25.00 per share, which was equal to the fair value per share of the Company's common stock at the grant date. The options have a contractual life of 10 years and vest ratably over five years.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.




     In January 2002, the Company issued 108,565 shares of restricted stock with no performance-based conditions and no exercise price to certain employees relating to 2001 performance. At the date of issuance, these shares were subject to transfer restrictions and risk of forfeiture.

     Upon completion of the Company's initial public offering, the vesting of all stock options previously granted to employees (other than the 430,000 options granted in April 2002) accelerated and all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, the Company incurred compensation expense, including with respect to the reimbursement of a portion of the taxes paid by two employees, of $6.8 million on the restricted shares in the second quarter of 2002, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of such taxes.

     In July 2002, following completion of the IPO, the Board of Directors approved the issuance over five years of an aggregate of 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The first installment of 155,000 shares was issued in July 2002. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 1, 2003, subject to the continued employment of such individuals with the Company. The remaining installments of this special share grant will be issued to these individuals ratably over a four-year period beginning in 2003, subject to the satisfaction of certain performance milestones and other conditions during the four-year period. Upon issuance, the remaining installments will also be subject to risk of forfeiture and transfer restrictions, which will terminate upon the first anniversary of the date of each installment, subject to the continued employment of such individuals with the Company. The Company will recognize compensation expense over the service and vesting periods.

     With respect to the quarter ended June 30, 2002, the Company has also accrued $0.5 million of compensation expense, including for the reimbursement of a portion of the taxes to be paid by one employee, related to restricted stock anticipated to be issued by the Company in 2003 for 2002 performance. This accrual is an estimate of the compensation expense that will be required to be recognized in the event that this restricted stock is actually issued. For all periods after the IPO, the Company will recognize compensation expense with respect to performance-based stock grants ratably over the performance and vesting periods. The Company has not restated any prior period amounts because it does not believe that such restatement would be material to the financial condition or results of operations of the Company.

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

     OVERVIEW

     We are a fully integrated, self-administered and self-managed REIT that acquires, owns, manages, leases and redevelops primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. As of June 30, 2002, we had a portfolio of 149 shopping centers totaling approximately 29.6 million square feet of total gross leaseable, of which 25.4 million square feet is company-owned gross leasable area, located in 26 states. Our shopping center portfolio was approximately 93% leased as of June 30, 2002. We also own four office buildings and 11 single-tenant properties. We currently intend to dispose of one of our remaining four office buildings and substantially all of our single-tenant properties in the foreseeable future. As our net operating income from these properties constituted only approximately 1% of our total net operating income for the six months ended June 30, 2002, we do not expect the sale of these properties to have a significant or adverse impact on our future operations or cash flows.

     As of June 30, 2002, we had approximately $952 million of indebtedness. This indebtedness will require balloon payments starting in November 2002. We anticipate that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance our debt either through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or by additional equity offerings. We may also finance those payments through borrowings under our new line of credit facility.

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

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     During 2001, 15 of our tenants filed for bankruptcy protection. These tenants contributed approximately 2.7% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2001. In addition, during 2002, three of our tenants have filed for bankruptcy protection, the largest of which is Kmart Corporation. Kmart Corporation contributed approximately 1.5% of our annualized base rent for all leases in which tenants were in occupancy at June 30, 2002. As a general matter, the Company believes that these bankruptcy filings and the current economic downturn have not had a material impact on our operating results. However, continuation of the current downturn or a recession could materially negatively impact our operating results in 2002.

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

     The net proceeds from our IPO, after deducting the underwriters' discount and offering expenses, were approximately $321 million. The net proceeds from our IPO were used for the following:

          o To repay approximately $214 million of the outstanding indebtedness under our prior senior unsecured credit facility;

          o To fully repay the $100 million of subordinated debt outstanding;

          o To pay the approximately $7 million fee associated with terminating the hedge then in place with respect to the $150 million term loan under prior existing senior unsecured credit facility.

     In connection with our IPO, all 20,341,767 shares of Series A Cumulative Convertible Preferred Stock and redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis.

     On May 21, 2002, the Underwriters of the IPO exercised their option, granted under the terms of an Underwriting Agreement with the Company, to purchase an additional 80,556 shares of common stock from the Company solely to cover overallotments. On May 24, 2002, upon the closing of the sale of the over-allotment shares, the Company received additional net proceeds of approximately $1.9 million from the Underwriters. These additional net proceeds were used to repay outstanding indebtedness of the Company.

     Upon completion of the IPO, the vesting of all stock options previously granted to our employees (other than 430,000 stock options granted in April 2002 in connection with the IPO) accelerated and all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, we incurred compensation expense, including with respect to the reimbursement of a portion of the taxes paid by two individuals, of $6.8 million on the restricted shares in the second quarter of 2002, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of such taxes payable.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     CRITICAL ACCOUNTING POLICIES

     In response to recent guidance of the Securities and Exchange Commission, we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates based upon historical experience and various other factors and circumstances. We believe that our estimates are reasonable for our current circumstances; however, actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

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

     REVENUE RECOGNITION

     Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. Deferred rent receivable represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions, which we generally recognize over the remaining term unless the tenant files for bankruptcy or provides other indications that it will not fulfill the remainder of the lease term. In these cases, we write off the remaining deferred balance upon such bankruptcy filing or other event. Leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until those specified targets are met.

     We must make estimates of the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income, and we record this provision ( or recovery) as a reduction of (or addition to) rental income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

     The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     REAL ESTATE INVESTMENTS

     Contributed real estate investments at our formation in July 1999 were recorded at the carry-over basis of our predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley Real Estate, Inc. in September 2000 and other acquisitions since our formation, are recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred.

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

     HEDGING ACTIVITIES

     From time to time, we use certain derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2002. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     If interest rate assumptions and other factors used to estimate a derivatives fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected. Furthermore, future changes in market interest rates and other relevant factors could increase the fair value of a liability for a derivative, increase future interest expense, and result in lower net income.

     RESULTS OF OPERATIONS

     The discussion of our results of operations set forth below focuses on our neighborhood and community shopping centers and does not separately address our results attributable to our office buildings and single-tenant properties. For the six months ended June 30, 2002, our shopping centers represented approximately 99% of our total revenue and net operating income. In addition, during the first quarter of 2002, we sold one of our office buildings and we intend to dispose of one of our remaining four office buildings and substantially all of our single-tenant properties in the foreseeable future. As a result, we expect that revenues and net operating income from these properties will continue to decline in comparison to revenue and net operating income from our shopping center properties, and therefore we believe that a separate presentation of those items is not meaningful.

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

     Rental and recovery income increased approximately $5.7 million, or 9.0%, to approximately $69.3 million for the three months ended June 30, 2002, as compared with approximately $63.6 million for the three months ended June 30, 2001. Rental income increased approximately $3.3 million, or 6.6%, to approximately $53.6 million for the three months ended June 30, 2002, as compared with approximately $50.3 million for the three months ended June 30, 2001. This increase resulted from the combined effect of:

          o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $3.0 million of rental income for the three months ended June 30, 2002.

          o an additional $0.3 million of rental income from same store properties, representing a 0.6% increase for the three months ended June 30, 2002.

     The average base rental rate on leases signed during the six months ended June 30, 2002, which measures the first twelve months of base rent payable under new and renewed leases signed during a period divided by the total square footage represented by those leases, was $10.78, as compared to $10.72 for the year ended December 31, 2001.

     Recoveries from tenants of property operating expenses and real estate taxes, increased approximately $2.4 million, or 18.1%, to approximately $15.7 million for the three months ended June 30, 2002, as compared with approximately $13.3 million for the three months ended June 30, 2001. Recoveries from tenants of property operating expenses and real estate taxes were 80% and 73% for the three months ended June 30, 2002 and 2001, respectively. The increase in recoveries from tenants resulted from the net effect of:

          o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $0.8 million of recoveries from tenants for the three months ended June 30, 2002.

          o an additional $1.6 million of recoveries from tenants from same store properties, representing a 12.4% increase for the three months ended June 30, 2002. The increase at same store properties is primarily attributable to an increase in operating expenses for the

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

            three months ended June 30, 2002, and leasing activity for the six months ended June 30, 2002.

     Operating expenses, which are comprised of property operating expenses and real estate taxes, increased approximately $1.4 million, or 7.7%, to approximately $19.4 million for the three months ended June 30, 2002, as compared with approximately $18.0 million for the three months ended June 30, 2001. The increase in operating expenses resulted from the net effect of:

          o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $.5 million of operating expenses for the three months ended June 30, 2002.

          o an additional $.9 million of operating expenses from same store properties, representing a 5.2% increase for the three months ended June 30, 2002. The increase at same store properties primarily resulted from an increase in parking lot related work during the three months ended June 30, 2002.

     Net operating margin percentage, defined as rental and recovery income less property operating expenses, divided by rental and recovery income, was approximately 72% for each of the three months ended June 30, 2002 and 2001.

     Depreciation and amortization expense increased approximately $1.6 million, or 10.8%, to approximately $17.1 million for the three months ended June 30, 2002, as compared with approximately $15.5 million for the three months ended June 30, 2001. This increase resulted primarily from the net effect of seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002, five property dispositions in 2001, capital and tenant improvements made during 2001 and the six months ended June 30, 2002 and a writeoff of approximately $.2 million of tenant improvements during the three months ended June 30, 2002 related to vacated tenants.

     Interest expense, which is comprised of interest expense and interest expense-related party, decreased approximately $5.0 million, or 22.1%, to approximately $17.6 million for the three months ended June 30, 2002, as compared with approximately $22.6 million for the three months ended June 30, 2001. This decrease resulted primarily from the net effect of:

          o the repayment of approximately $213.8 million of the outstanding indebtedness under our prior line of credit facility;

          o the full repayment of the $100 million of subordinated debt previously outstanding;

          o a reduction in the LIBOR component of our borrowing cost under our floating rate debt;

          o the termination of the interest rate collar associated with the $150 term loan under our prior senior unsecured credit facility; and

          o additional indebtedness incurred primarily to finance acquired properties.

     General and administrative expenses increased approximately $7.5 million, or 256.7%, to approximately $10.4 million for the three months ended June 30, 2002, as compared with approximately $2.9 million for the three months ended June 30, 2001. This increase was primarily attributable to the effect of accelerated stock compensation expense in connection with the IPO. Upon completion of the IPO, all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, compensation expense, including with respect to the reimbursement of a portion of the taxes paid by two of these individuals, of $6.8 million on the

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     restricted shares was incurred during the three months ended June 30, 2002, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of the taxes to be paid by certain senior officers. In addition, included in general and administrative expenses was a $0.5 million accrual for compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to restricted stock anticipated to be issued by the Company in 2003 for 2002 performance. This accrual is an estimate of the compensation expense that will be required to be recognized in the event that this restricted stock is actually issued. For all periods after the IPO, the Company will recognize compensation expense with respect to performance-based stock grants ratably over the performance and vesting periods. The Company has not restated any prior period amounts because it does not believe that such restatement would be material to the financial condition or results of operations of the Company.

     Net derivative loss for the three months ended June 30, 2002 was approximately $7.6 million. This loss was attributable to the termination of an interest rate collar. On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Upon entering into this new line of credit, the Company paid approximately $6.8 million to terminate the interest rate collar that was in place with respect to the $150 million term loan under the prior senior unsecured credit facility. As a result of this termination, the Company reclassified approximately $7.6 million of accumulated other comprehensive loss, a component of shareholders' equity, to earnings during the three months ended June 30, 2002.

     Operating income from discontinued operations represents income associated with the 11 single-tenant properties, which are classified as real estate held for sale as of June 30, 2002.

     Extraordinary loss on the prepayment of debt for the three months ended June 30, 2002 was approximately $6.7 million. Upon entering into this new line of credit, the Company wrote off unamortized deferred financing costs with respect to the prior $425 million senior unsecured credit facility. This write-off amounted to approximately $4.2 million during the three months ended June 30, 2002. In addition, the Company used $100,000,000 of the net proceeds from the IPO to repay in full the $100,000,000 of subordinated debt previously outstanding that was scheduled to mature on March 18, 2004. In connection with the full repayment, the Company wrote off unamortized deferred financing costs with respect to the subordinated debt. This write-off amounted to approximately $2.5 million during the three months ended June 30, 2002.

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

     Rental and recovery income increased approximately $6.9 million, or 5.4%, to approximately $135.8 million for the six months ended June, 2002, as compared with approximately $128.9 million for the six months ended June 30, 2001. Rental income increased approximately $3.8 million, or 3.8%, to approximately $105.3 million for the six months ended June 30, 2002, as compared with approximately $101.5 million for the six months ended June 30, 2001. This increase resulted from the combined effect of:

          o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $3.5 million of rental income for the six months ended June 30, 2002.

          o an additional $0.3 million of rental income from same store properties, representing a .4% increase for the six months ended June 30, 2002.

     The average base rental rate on leases signed during the six months ended June 30, 2002, which measures the first twelve months of base rent payable under new and renewed leases signed during a period divided by the total square footage represented by those leases, was $10.78, as compared to $10.72 for the year ended December 31, 2001.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     Recoveries from tenants of property operating expenses and real estate taxes increased approximately $3.1 million, or 11.0%, to approximately $30.5 million for the six months ended June 30, 2002, as compared with approximately $27.4 million for the six months ended June 30, 2001. Recoveries from tenants of property operating expenses and real estate taxes were 78% and 73% for the six months ended June 30, 2002 and 2001, respectively. The increase in the recovery rate for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily the result of recovery income from bankrupt tenants, primarily Kmart Corporation, being recorded during the three months ended June 30, 2002, as these amounts are now recognizable under the Company's revenue recognition policy. This increase resulted from the net effect of:

          o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $.9 million of recoveries from tenants for the six months ended June 30, 2002.

          o an additional $2.2 million of recoveries from tenants from same store properties, representing a 7.7% increase for the six months ended June 30, 2002. The increase at same store properties is primarily attributable to an increase in operating expenses for the six months ended June 30, 2002, and leasing activity for the six months ended June 30, 2002.

     Operating expenses, which are comprised of property operating expenses and real estate taxes, increased approximately $1.3 million, or 3.4%, to approximately $38.9 million for the six months ended June 30, 2002, as compared with approximately $37.6 million for the six months ended June 30, 2001. The increase in operating expenses resulted from the net effect of:

          o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $.5 million of operating expenses for the six months ended June 30, 2002.

          o an additional $.8 million of operating expenses from same store properties, representing a 2.3% increase for the six months ended June 30, 2002. The increase at same store properties primarily resulted from an increase in parking lot related work during the six months ended June 30, 2002.

     Net operating margin percentage, defined as rental and recovery income less property operating expenses, divided by rental and recovery income, was approximately 71% for each of the six months ended June 30, 2002 and 2001.

     Depreciation and amortization expense increased approximately $3.7 million, or 12.0%, to approximately $34.5 million for the six months ended June 30, 2002, as compared with approximately $30.8 million for the six months ended June 30, 2001. This increase resulted primarily from the net effect of seven property acquisition in 2002, three property acquisitions in 2001, one property disposition in 2002, five property dispositions in 2001, capital and tenant improvements made during 2001 and the six months ended June 30, 2002 and a writeoff of approximately $1.2 million of tenant improvements during the six months ended June 30, 2002 related to vacated tenants.

     Interest expense, which is comprised of interest expense and interest expense-related party, decreased approximately $7.2 million, or 15.7%, to approximately $38.8 million for the six months ended June 30, 2002, as compared with approximately $46.0 million for the six months ended June 30, 2001. This decrease resulted primarily from the net effect of:

          o the repayment of approximately $213.8 million of the outstanding indebtedness under our prior line of credit facility;

          o the full repayment of the $100 million of subordinated debt previously outstanding;

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

          o a reduction in the LIBOR component of our borrowing cost under our floating rate debt;

          o the termination of the interest rate collar associated with the $150 term loan under our prior senior unsecured credit facility; and

          o additional indebtedness incurred primarily to finance acquired properties.

     General and administrative expenses increased approximately $7.6 million, or 124.5%, to approximately $13.7 million for the six months ended June 30, 2002, as compared with approximately $6.1 million for the six months ended June 30, 2001. This increase was primarily attributable to the effect of accelerated stock compensation expense in connection with the IPO. Upon completion of the IPO, all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, compensation expense, including with respect to the reimbursement of a portion of the taxes paid by two of these individuals, of $6.8 million on the restricted shares was incurred during the three months ended June 30, 2002, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of the taxes to be paid by certain senior officers. In addition, included in general and administrative expenses was a $0.5 million accrual for compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to restricted stock anticipated to be issued by the Company in 2003 for 2002 performance. This accrual is an estimate of the compensation expense that will be required to be recognized in the event that this restricted stock is actually issued. For all periods after the IPO, the Company will recognize compensation expense with respect to performance-based stock grants ratably over the performance and vesting periods. The Company has not restated any prior period amounts because it does not believe that such restatement would be material to the financial condition or results of operations of the Company.

     During the six months ended June 30, 2002, we sold one office building, resulting in a net gain on sale of real estate investments of approximately $1.4 million. During the six months ended June 30, 2001, we sold two single-tenant properties resulting in a net gain on sale of real estate investments of $2.3 million.

     Net derivative loss for the six months ended June 30, 2002 was approximately $7.6 million as compared to a net derivate gain of approximately $.4 million for the six months ended June 30, 2001 . This loss was attributable to the termination of an interest rate collar. On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Upon entering into this new line of credit, the Company paid approximately $6.8 million to terminate the interest rate collar that was then in place with respect to the $150 million term loan under the prior senior unsecured credit facility. As a result of this termination, the Company reclassified approximately $7.6 million of accumulated other comprehensive loss, a component of shareholders' equity, to earnings during the six months ended June 30, 2002.

     Operating income from discontinued operations represents income associated with the 11 single-tenant properties, which are classified as real estate held for sale as of June 30, 2002.

     Extraordinary loss on the prepayment of debt for the six months ended June 30, 2002 was approximately $6.7 million. Upon entering into this new line of credit, the Company wrote off unamortized deferred financing costs with respect to the prior $425 million senior unsecured credit facility. This write-off amounted to approximately $4.2 million during the six months ended June 30, 2002. In addition, the Company used $100.0 million of the net proceeds from the IPO to repay in full the $100,000,000 of subordinated debt previously outstanding that was scheduled to mature on March 18, 2004. In connection with the full repayment, the Company wrote off unamortized deferred financing costs with respect to the subordinated debt. This write-off amounted to approximately $2.5 million during the six months ended June 30, 2002.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had approximately $3.9 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

     SHORT-TERM LIQUIDITY REQUIREMENTS

     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

          o recurring maintenance capital expenditures necessary to properly maintain our properties;

          o interest expense and scheduled principal payments on outstanding indebtedness;

          o capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions; and

          o future distributions to be paid to our stockholders.

     Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements. Cash flows provided by operations increased to approximately $56.2 million for the six months ended June 30, 2002, as compared to $34.6 million for the six months ended June 30, 2001. The increase in cash flows from operations is attributable to the combined effect of a $7.2 million decrease in interest expense for the six months ended June 30, 2002 and a decrease in accounts receivable and prepaids and other assets.

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

     During 2001, 15 of our tenants filed for bankruptcy protection. These tenants contributed approximately 2.7% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2001. In addition, during 2002, threeof our tenants have filed for bankruptcy protection, the largest of which was Kmart Corporation. Kmart Corporation contributed approximately 1.5% of our annualized base rent for all leases in which tenants were in occupancy at June 30, 2002. As a general matter, the Company believes that these bankruptcies and the current economic downturn has not had a material impact on our operating results. However, continuation of the current downturn or a recession could materially negatively impact our operating results in 2002.

     We currently lease space to Kmart at seven of our shopping centers. These locations were all physically occupied at June 30, 2002. In addition, Kmart owns store locations at three of our shopping centers and subleases space from third party tenants at two of our other locations. On March 8, 2002, Kmart announced that it intends to close 284 store locations as part of its bankruptcy reorganization. None of the twelve store locations described above were included in the list of announced store closings. However, we have agreed with Kmart to a rent reduction at one of our shopping centers of approximately $290,000 on an annualized basis.

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

     We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $1.3 million for the six months ended June 30, 2002. We expect total maintenance capital expenditures to be approximately $7.4 million, or approximately $.32 per square foot, in 2002. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space. We believe that our existing working capital and cash provided by operations will be sufficient to fund our maintenance capital expenditures for the next twelve months.

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

     Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from two major rating agencies - Standard & Poor's, which on August 1, 2002 raised our rating to BBB-, and Moody's Investor Service, which has given us a rating of Ba2. On May 17, 2002, Moody's announced that it had placed the rating of Bradley Operating Limited Partnership under review for a possible upgrade. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service our debt. If our credit rating is upgraded, it would decrease the spread over LIBOR currently payable by us under our new line of credit.

     Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of June 30, 2002. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     financing without violating the financial covenants contained in our new line of credit or unsecured public notes.

     Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

     COMMITMENTS

     We currently do not have any capital lease obligations or operating lease commitments. The following table summarizes our repayment obligations under our indebtedness outstanding as of June 30, 2002.


                                                         AMOUNT
YEAR ENDING DECEMBER 31,                             (IN THOUSANDS)
2002 Remainder............................               $18,866
2003......................................                12,001
2004......................................               125,206
2005......................................               253,080
2006......................................                17,540
Thereafter................................               525,220
                                                        --------
   Total due..............................              $951,913
                                                        ========

     The indebtedness described in the table above will require balloon payments, including approximately $3.2 million due in November 2002. It is likely that we will not have sufficient funds on hand to repay additional balloon amounts at maturity. We currently expect to refinance this debt through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or additional equity offerings. We may also refinance balloon payments through borrowings under our new line of credit.

     NEW LINE OF CREDIT

     On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This new line of credit replaced the Company's prior senior unsecured credit facility, which was repaid primarily with proceeds of the IPO. Heritage Property Investment Limited Partnership and Bradley Operating Limited Partnership are borrowers under the new line of credit and we, and substantially all of our other subsidiaries, have guaranteed this new line of credit. This new line of credit is being used principally to fund growth opportunities and for working capital purposes. At June 30, 2002, $210 million was outstanding under the new line of credit.

     Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating, and requires monthly payments of interest. The variable rate in effect at June 30, 2002, including the lender's margin of 135 basis points, was 3.29%. In addition, this new line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     Upon entering into this new line of credit, we paid $6.8 million to terminate the collar which was then in place with respect to the $150 million term loan under our prior senior unsecured credit facility. As a result of the termination of the collar, we reclassified $7.6 million of accumulated other comprehensive loss, a component of shareholders' equity, to earnings in the second quarter ended June 30, 2002.

     In addition, upon entering into this new line of credit, the Company wrote off unamortized deferred financing costs with respect to the existing $425 million senior unsecured credit facility. This write-off amounted to approximately $4.2 million during the six months ended June 30, 2002.

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

     The following table reflects the calculation of Funds from Operations:

                                              FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                  2002            2001        2002           2001
                                              ------------------------------------------------------
                                                                  (in thousands)
Net (loss) income..........................    $(11,207)        2,931        (6,305)        8,165
  Add (deduct):
    Depreciation and amortization
      (real-estate related)................      17,019       15,400         34,289        30,680

      Net gains on sales of real estate
        investments and equipment..........          --          (4)         (1,374)       (2,343)

      Extraordinary loss on debt
        prepayment.........................       6,749           --          6,749            --

      Preferred stock distributions......        (3,452)     (10,925)       (14,302)      (21,733)
      Accretion of redeemable equity.....           (79)        (249)          (328)         (498)
                                               --------      --------       --------      --------
        Funds from Operations...........       $  9,030        7,153         18,729        14,271
                                               ========      ========       ========      ========

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


     RELATED PARTY TRANSACTIONS

     We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may impact our future operating results.

     THE TJX COMPANIES

     In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999. Annualized base rent from the TJX Companies represents approximately 5.2% of our total annualized base rent for all leases in which tenants were in occupancy at June 30, 2002. TJX pays us rent in accordance with written leases with respect to several of our properties.

     ADVISORY FEE

     The Prudential Insurance Company of America, our second largest stockholder, received advisory and other fees totaling approximately $3.4 million in connection with our IPO. This fee was incurred in the three months ended June 30, 2002.

     131 DARTMOUTH STREET JOINT VENTURE

     In November 1999, we entered into a joint venture for the acquisition and development of a 365,000 square foot commercial office tower at 131 Dartmouth Street, Boston, Massachusetts. In addition to an unaffiliated third party, NETT, our largest stockholder, is also participating in this project. Specifically, NETT, Heritage and DFS Dartmouth, LLC have formed an entity to own this project. This entity is owned 74% by NETT, 20% by DFS Dartmouth, LLC and 6% by us. We were issued this interest as part of a management arrangement we entered into with the new entity. Under this arrangement, through our subsidiary, we are providing management services to this project, for which we are entitled to receive 6% of all cash and capital transaction proceeds received by the project. We have no ongoing capital contribution requirements with respect to this project, which we expect will be completed in October 2002. We account for our interest in this joint venture using the cost method and we have not expensed any amounts through June 30, 2002.

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

     NEW ACCOUNTING STANDARDS AND ACCOUNTING CHANGES

     SFAS NO. 145

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a company could continue to classify transactions as extraordinary items if they meet the criteria described in paragraph 20 of APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. Paragraph 20 of APB 30 requires that the event or transaction be both unusual in nature and infrequent in occurrence.

     SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. However, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 shall be reclassified. The Company has elected to adopt SFAS No. 145 for its fiscal year beginning January 1, 2003, and therefore has classified its losses associated with its prepayment of its prior senior unsecured credit facility and subordinated debt during the three months ended June 30, 2002 as an extraordinary item.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


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

     The Company adopted SFAS No. 144 on January 1, 2002. The Company had one property disposition during the six months ended June 30, 2002, which was classified as held for sale as of December 31, 2001. As the property was classified as held for sale as of December 31, 2001, it was exempt from the provisions of SFAS No. 144. In addition, the Company has classified 11 single-tenant properties as real estate held for sale as June 30, 2002. Accordingly, the operating results of the real estate held for sale has been reclassified and reported as discontinued operations for the three and six months ended June 30, 2002 and 2001.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.

     As of June 30, 2002, our total outstanding debt was approximately $952 million, of which approximately $210 million, or 22%, was variable rate debt under our line of credit facility. We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2002. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2002 in relation to total assets and our total market capitalization.

     The majority of our outstanding debt as of June 30, 2002 has a fixed interest rate, which minimizes the risk of fluctuating interest rates. We do not believe that our weighted average interest rate of 7.76% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

ITEM 2. CHANGES IN SECURITIES

     On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective the Company's registration statement on Form S-11 (Registration No. 333-69118) filed under the Securities Act of 1933, and its registration statement on Form 8-A, filed under the Securities Exchange Act of 1934, for an initial public offering (IPO) of its common stock. On April 24, 2002, the Company also filed a registration statement on Form S-11 (Registration No. 333-86836), pursuant to Rule 462(b) promulgated by the Securities and Exchange Commission. The registration statements provided for the registration of an aggregate of 20,700,000 shares of the Company's common stock, of which, 15,500,000 shares were registered on behalf of the Company, 4,000,000 shares were registered on behalf of NETT, the Company's largest stockholder, and 1,200,000 shares were registered on behalf of The Prudential Insurance Company of America, our second largest stockholder. On April 29, 2002, the Company completed its IPO, of which, Merrill Lynch & Co. acted as managing underwriter, and sold 14,000,000 shares of common stock and NETT sold 4,000,000 shares of its common stock in the IPO at a price of $25.00 per share. The net proceeds from the IPO were approximately $321 million, after deducting the underwriters' discounts and commissions of approximately $22 million and offering expenses payable by us of approximately $7.1 million. In connection with the IPO, the Company paid an affiliate of The Prudential Insurance Company of America an advisory fee of $3.375 million.

     All of the proceeds of the IPO were used to repay then outstanding indebtedness of the Company. The Company used approximately $100 million of these net proceeds to fully repay all of the outstanding principal and interest on the subordinated loan the Company entered into with Fleet

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

     National Bank in September 2000 and approximately $214 million of the net proceeds of this offering was used to repay a portion of the outstanding indebtedness under the Company's senior unsecured credit facility with Fleet and other financial institutions. In addition, the Company used approximately $7 million to pay the fee associated with terminating the hedge then in place with respect to the $150 million term loan under the prior existing senior unsecured credit facility.

     On May 21, 2002, the Underwriters of the IPO notified the Company of their exercise of their option, granted under the terms of an Underwriting Agreement with the Company, to purchase 145,000 additional shares of common stock, including 80,556 shares from the Company and 64,444 shares from The Prudential Insurance Company of America, solely to cover overallotments, and on May 24, 2002, upon the closing of the sale of the over-allotment shares, the Company received additional net proceeds of approximately $1.9 million from the Underwriters after deducting the underwriters' discounts and commissions of $.1 million. These net proceeds were used to repay outstanding indebtedness.

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

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


     Each of these proposals was adopted by a vote of 20,272,852 shares of Series A Cumulative Convertible Preferred Stock, or approximately 99% of the total outstanding shares, in favor, with no shares voting against or abstaining, and 6,802,197 shares of common stock, or approximately 99% of the total outstanding shares, in favor, with no shares voting against or abstaining.


ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     99.1 Amendment, dated as of July 24, 2002, to Employment Agreement, by and between the Company and Thomas C. Prendergast

     99.2 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.3 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     On June 5, 2002, the Company filed a Current Report on Form 8-K with respect to its financial results for the quarter ended March 31, 2002.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             HERITAGE PROPERTY INVESTMENT TRUST, INC.
Dated:  August 6, 2002

                             /s/ THOMAS C. PRENDERGAST
                                -----------------------------------
                                Thomas C. Prendergast
                                Chairman, President and Chief Executive Officer


                             /s/ DAVID G. GAW
                                ----------------------------------
                                David G. Gaw
                                Senior Vice President, Chief Financial Officer
                                  and Treasurer