Form 10-Q
period 2002-09-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2002-11-04
CIK 1158265

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
                                             ---  ---

         As of November 4, 2002, there were 41,504,208 shares of the Company's $0.001 par value common stock outstanding.

                     HERITAGE PROPERTY INVESTMENT TRUST, INC.

                               INDEX TO FORM 10-Q


PART I...........................................................................2

 ITEM 1.  FINANCIAL STATEMENTS...................................................2
       CONSOLIDATED BALANCE SHEETS...............................................2
       CONSOLIDATED STATEMENTS OF INCOME.........................................3
       CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................4
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY.................5
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................6
         1.     MANAGEMENT STATEMENT AND GENERAL.................................6
         2.     INITIAL PUBLIC OFFERING..........................................6
         3.     INCOME TAXES.....................................................6
         4.     EARNINGS PER SHARE...............................................7
         5.     REAL ESTATE INVESTMENTS..........................................8
         6.     INVESTMENTS IN JOINT VENTURES....................................9
         7.     DEBT.............................................................9
         8.     RELATED PARTY TRANSACTIONS......................................10
         9.     DERIVATIVES AND HEDGING INSTRUMENTS.............................11
         10.    SEGMENT REPORTING...............................................11
         11.    NEW ACCOUNTING PRONOUNCEMENTS...................................13
         12.    STOCK-BASED COMPENSATION........................................14

 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.............................................15

 ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............30

 ITEM 4:  CONTROLS AND PROCEDURES...............................................31

PART II --  OTHER INFORMATION...................................................32

 ITEM 1.  LEGAL PROCEEDINGS.....................................................32

 ITEM 2.  CHANGES IN SECURITIES.................................................32

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................32

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................32

 ITEM 5.  OTHER INFORMATION.....................................................32

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................32

 SIGNATURES.....................................................................34

 CERTIFICATIONS.................................................................35

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   2002                2001
                                                                                   ----                ----
                                               Assets                          (unaudited)
Real estate investments, net.....................................................$1,953,098         1,845,168
Cash and cash equivalents........................................................     9,107             6,146
Accounts receivable, net of allowance for doubtful accounts of
     $6,807 in 2002 and $7,473 in 2001...........................................    23,375            23,639
Prepaids and other assets........................................................    13,140            13,628
Deferred financing and leasing costs.............................................    15,399            18,684
                                                                                 ----------         ---------

        Total assets.............................................................$2,014,119         1,907,265
                                                                                 ==========         =========



                      Liabilities, Redeemable Equity and Shareholders' Equity
Liabilities:
   Mortgage loans payable........................................................$  540,489           492,289
   Unsecured notes payable.......................................................   201,490           201,490
   Line of credit facility.......................................................   205,000           343,000
   Subordinated debt.............................................................        --           100,000
   Accrued expenses and other liabilities........................................    70,027            69,931
   Accrued distributions.........................................................    21,968            12,041
                                                                                 ----------         ---------

        Total liabilities........................................................ 1,038,974         1,218,751
                                                                                 ----------         ---------

Series B Preferred Units.........................................................    50,000            50,000
Series C Preferred Units.........................................................    25,000            25,000
Exchangeable limited partnership units...........................................     8,200               527
Other minority interest..........................................................     2,425             2,425
                                                                                 ----------         ---------

        Total minority interests.................................................    85,625            77,952
                                                                                 ----------         ---------

Redeemable equity:
   Series A 8.5% Cumulative Convertible Participating Preferred Stock, $.001 par
     value, 3,743,315 shares issued and outstanding at December 31, 2001; and
     common stock, $.001 par value, 1,256,685 shares issued and outstanding at
     December 31, 2001...........................................................        --           123,094
                                                                                 ----------         ---------
Shareholders' equity:
   Series A 8.5% Cumulative Convertible Participating Preferred Stock, $.001 par
     value; 0 and 25,000,000 shares authorized at September 30, 2002 and
     December 31, 2001, respectively; 0 and 16,598,452 shares issued and
     outstanding at September 30, 2002 and December 31, 2001.....................        --                16
   Common stock, $.001 par value; 200,000,000 and 70,000,000 shares authorized at September 30, 2002 and December 31, 2001, respectively; 41,504,208 and
     5,561,635 shares issued and outstanding at September 30, 2002 and
     December 31, 2001, respectively.............................................        41                 6
   Additional paid-in capital.................................................... 1,003,559           551,623
   Cumulative distributions in excess of net income..............................  (114,080)          (55,435)
   Accumulated other comprehensive loss..........................................        --            (8,742)
                                                                                 ----------         ---------

        Total shareholders' equity...............................................   889,520           487,468
                                                                                 ----------         ---------

        Total liabilities, redeemable equity and shareholders' equity............$2,014,119         1,907,265
                                                                                 ==========         =========


See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


                        CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED AND IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE DATA)

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                              2002           2001           2002            2001
                                                                              ----           ----           ----            ----
Income:
   Rentals and recoveries...........................................        $70,167         61,289         205,935        190,146
   Interest and other...............................................             24             68              64            261
                                                                            -------        -------         -------        -------
        Total income................................................         70,191         61,357         205,999        190,407
                                                                            -------        -------         -------        -------
Expenses:
   Property operating expenses......................................          9,409          9,152          28,878         27,892
   Real estate taxes................................................         10,191          9,227          29,586         28,068
   Depreciation and amortization....................................         17,617         15,773          52,135         46,583
   Interest.........................................................         16,963         22,381          55,717         66,335
   Interest-related party...........................................             --             --              --          2,027
   General and administrative.......................................          4,551          3,038          18,201          9,119
                                                                            -------        -------         -------        -------
        Total expenses..............................................         58,731         59,571         184,517        180,024
                                                                            -------        -------         -------        -------
        Income before net gains (losses)............................         11,460          1,786          21,482         10,383
Net gains on sales of real estate investments and equipment.........          1,934            504           3,308          2,847
Net derivative (losses) gains.......................................             --            409          (7,766)           840
                                                                            -------        -------         -------        -------
        Income before allocation to minority interests..............         13,394          2,699          17,024         14,070
Income allocated to exchangeable limited partnership units..........           (129)            --            (129)            --
Income allocated to Series B & C Preferred Units....................         (1,664)        (1,664)         (4,992)        (4,992)
                                                                            -------        -------         -------        -------
        Income before discontinued operations and extraordinary item         11,601          1,035          11,903          9,078
Income from discontinued operations.................................             60             69             202            191
                                                                            -------        -------         -------        -------
        Income before extraordinary item............................         11,661          1,104          12,105          9,269
Extraordinary loss on prepayment of debt, net of minority interest..             --             --          (6,730)            --
                                                                            -------        -------         -------        -------
        Net income..................................................         11,661          1,104           5,375          9,269
Preferred stock distributions.......................................             --        (10,806)        (14,302)       (32,539)
Accretion of redeemable equity......................................             --           (248)           (328)          (746)
                                                                            -------        -------         -------        -------

        Net income (loss) attributable to common shareholders.......        $11,661         (9,950)         (9,255)       (24,016)
                                                                            =======        =======         =======        =======
BASIC PER-SHARE DATA:
   Income (loss) before discontinued operations and extraordinary
      item..........................................................          $0.28          (1.47)          (0.10)         (3.55)

    Income from discontinued operations.............................             --           0.01            0.01           0.03

    Extraordinary loss on prepayment of debt, net of minority
      interest......................................................             --             --           (0.25)            --
                                                                            -------        -------         -------        -------

    Income (loss) attributable to common shareholders...............          $0.28          (1.46)          (0.34)         (3.52)
                                                                            =======        =======         =======        =======

DILUTED PER-SHARE DATA:
   Income (loss) before discontinued operations and extraordinary
      item..........................................................          $0.28          (1.47)          (0.10)         (3.55)

   Income from discontinued operations..............................             --           0.01            0.01           0.03

   Extraordinary loss on prepayment of debt, net of minority
      interest......................................................             --             --           (0.25)             --
                                                                            -------        -------         -------        -------

   Income (loss) attributable to common shareholders................          $0.28          (1.46)          (0.34)         (3.52)
                                                                            =======        =======         =======        =======


See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                     (UNAUDITED AND IN THOUSANDS OF DOLLARS)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                        -------------
                                                                                     2002         2001
                                                                                     ----         ----
Cash flows from operating activities:
   Net income................................................................... $   5,375         9,269
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization...........................................    52,135        46,583
        Amortization of deferred debt financing costs...........................     2,433         3,530
        Compensation expense associated with restricted stock plans.............     6,374         1,097
        Net gains on sales of real estate investments and equipment.............    (3,308)       (2,847)
        Net derivative losses (gains)...........................................     7,766          (840)
        Income allocated to exchangeable limited partnership units..............       129            --
        Income allocated to Series B & C Preferred Units........................     4,992         4,992
        Extraordinary loss on prepayment of debt................................     6,730            --
        Changes in operating assets and liabilities, net of effect of
          Bradley acquisition...................................................     7,619        (4,835)
                                                                                 ---------      --------

              Net cash provided by operating activities.........................    90,245        56,949
                                                                                 ---------      --------

Cash flows from investing activities:
   Net cash used for acquisition of Bradley.....................................      (227)       (3,307)
   Acquisitions of and additions to real estate investments.....................   (94,849)      (31,171)
   Net proceeds from sales of real estate investments and equipment.............    10,400        18,213
   Expenditures for capitalized leasing commissions.............................    (3,288)       (2,695)
   Expenditures for furniture, fixtures and equipment...........................      (444)         (536)
                                                                                 ---------      --------

              Net cash used by investing activities.............................   (88,408)      (19,496)
                                                                                 ---------      --------

Cash flows from financing activities:
   Proceeds from mortgage loans payable.........................................     2,198         7,000
   Repayments of mortgage loans payable.........................................   (16,998)       (7,031)
   Repayments of unsecured notes payable........................................        --          (475)
   Proceeds from draws under line of credit facility............................   303,000        45,000
   Repayments of draws under line of credit facility............................   (52,000)      (42,000)
   Payoff of prior line of credit facility......................................  (389,000)           --
   Interest rate collar termination payment.....................................    (6,788)           --
   Proceeds from subordinated debt..............................................        --        50,000
   Repayment of subordinated debt ..............................................  (100,000)           --
   Repayment of subordinated debt to related party..............................        --       (50,000)
   Distributions paid to exchangeable limited partnership unit holders..........      (101)           (8)
   Distributions paid to Series B & C Preferred Unit holders....................    (4,992)       (3,328)
   Preferred stock distributions paid...........................................   (25,109)      (32,473)
   Common stock distributions paid..............................................   (29,163)       (2,472)
   Expenditures for deferred debt financing costs...............................    (3,807)       (2,088)
   Proceeds from issuance of common stock.......................................   352,014            --
   Expenditures for equity issuance costs.......................................   (28,130)           --
                                                                                 ---------      --------

              Net cash provided (used) by financing activities..................     1,124       (37,875)
                                                                                 ---------      --------

Net increase (decrease) in cash and cash equivalents............................     2,961          (422)
Cash and cash equivalents:
   Beginning of period..........................................................     6,146         4,086
                                                                                 ---------      --------

   End of period................................................................ $   9,107      $  3,664
                                                                                 =========      ========



See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
         (UNAUDITED AND IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE DATA)


                                               SERIES A
                                              CUMULATIVE                         CUMULATIVE
                                             CONVERTIBLE                        DISTRIBUTIONS  ACCUMULATED
                                             PARTICIPATING          ADDITIONAL    IN EXCESS       OTHER
                                              PREFERRED     COMMON   PAID-IN       OF NET     COMPREHENSIVE
                                                STOCK       STOCK    CAPITAL       INCOME          LOSS         TOTAL
                                                -----       -----    -------       ------          ----         -----
Balance at December 31, 2001                     $16          6      551,623       (55,435)        (8,742)     487,468
 Net income                                       --         --           --         5,375             --        5,375
   Other comprehensive income:
      Unrealized derivative gains:
        Effective portion of interest
          rate collar for the period from
          January 1, 2002 through
          April 29, 2002                          --         --           --            --          1,177        1,177
        Reclassification adjustment to
          earnings for realized loss on
          termination of interest rate
          collar                                  --         --           --            --          7,565        7,565
                                                ----       ----   ----------     ---------       --------     --------

   Total other comprehensive income               --         --           --            --          8,742        8,742
                                                                                                              --------

           Comprehensive income                                                                                 14,117
                                                                                                              --------


   Issuance of common stock                       --         14      352,000            --             --      352,014
   Equity issuance costs                          --         --      (29,527)           --             --      (29,527)
   Conversion of preferred stock to
      common stock                               (16)        16           --            --             --           --
   Accretion of redeemable equity                 --         --         (328)           --             --         (328)
   Conversion of redeemable equity to
      common stock                                --          5      123,417            --             --      123,422
   Preferred stock distributions
      ($0.70 per share)                           --         --           --       (14,302)            --      (14,302)
   Common stock distributions
      ($1.36 per share)                           --         --           --       (49,718)            --      (49,718)
   Compensation expense associated
      with restricted stock plans                 --         --        6,374            --             --        6,374
                                                ----       ----   ----------     ---------       --------     --------
Balance at September 30, 2002                    $--         41    1,003,559      (114,080)            --      889,520
                                                ====       ====   ==========     =========       ========     ========



See accompanying notes to consolidated financial statements.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. MANAGEMENT STATEMENT AND GENERAL

              The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (Heritage or the Company) contained in this report were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. However, amounts presented in the consolidated balance sheet as of December 31, 2001 are derived from the audited financial statements of the Company at that date. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of 2001 amounts have been made to conform to the 2002 presentation. Readers of this quarterly report should refer to the audited consolidated financial statements of the Company for the year ended December 31, 2001, which are included in the registration statement on Form S-11, dated April 23, 2002, filed with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 333-69118) for the Company's initial public offering of its common stock (the Registration Statement).

              The consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. INITIAL PUBLIC OFFERING

              On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective the Registration Statement and the Company's registration statement on Form 8-A, filed under the Securities Exchange Act of 1934, for an initial public offering
              (IPO) of its common stock. On April 29, 2002, the Company completed its IPO and sold 14,000,000 shares of its common stock in the IPO at a price of $25.00 per share.

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

3. INCOME TAXES

              The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code and believes it is operating so as to qualify as a REIT. In order to qualify as a REIT for income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company's policy to distribute 100% of its taxable income to shareholders accordingly, no provision has been made for federal income taxes.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


4. EARNINGS PER SHARE

              In accordance with SFAS No. 128, EARNINGS PER SHARE, basic earnings per common share is computed by dividing net income attributable to common shareholders (defined as net income less paid and accrued preferred stock distributions and accretion of redeemable equity) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the Company. A reconciliation of the numerator and denominator of the basic earnings per common share computation to the numerator and denominator of the diluted earnings per common share computation is as follows (in thousands of dollars, except per-share data):

                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            2002           2001           2002           2001
                                                                        -----------      ---------     ----------      ---------
              NUMERATOR:
              BASIC
              Income (loss) before discontinued operations and
              extraordinary item, and after preferred distributions
              and accretion of redeemable equity                        $    11,601        (10,019)        (2,727)       (24,207)
                                                                        ===========      =========     ==========      =========

              DILUTED
              Income (loss) before discontinued operations and
              extraordinary item, and after preferred  distributions
              and accretion of redeemable equity                        $    11,601        (10,019)        (2,727)       (24,207)
              Income allocated to exchangeable limited partnership
              units                                                             129             --            129             --
                                                                        -----------      ---------     ----------      ---------
                 Adjusted net income (loss)                                 $11,730        (10,019)        (2,598)       (24,207)
                                                                        ===========      =========     ==========      =========

              DENOMINATOR:
              BASIC
              Weighted average common shares                             41,465,458      6,818,320     26,467,299      6,818,320
                                                                        ===========      =========     ==========      =========

              DILUTED
              Weighted average common shares                             41,465,458      6,818,320     26,467,299      6,818,320
              Effect of dilutive securities:
                 Shares associated with restricted stock plans               17,403             --             --             --
                 Exchangeable limited partnership units                     340,270             --             --             --
                                                                        -----------      ---------     ----------      ---------
              Weighted average shares and assumed conversions            41,823,131      6,818,320     26,467,299      6,818,320
                                                                        ===========      =========     ==========      =========

              PER-SHARE DATA:

              Per-Share income (loss) before discontinued operations and extraordinary item, and after preferred distributions and accretion of redeemable equity:

              Basic                                                           $0.28          (1.47)         (0.10)         (3.55)
                                                                              =====         ======         ======         ======
              Diluted                                                         $0.28          (1.47)         (0.10)         (3.55)
                                                                              =====         ======         ======         ======

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              For the three months ended September 30, 2002, outstanding options and warrants to purchase 2,050,352 shares of common stock at an exercise price of $25.00 per share were not included in the computation of diluted income per common share because the options' and warrants' exercise prices were greater than the average market prices of the common shares, thereby having an anti-dilutive impact on basic income per common share. The Company considered anticipated future restricted stock grants to determine their impact on basic income per common share. It was determined that the anticipated future restricted stock grants of 620,000 shares did not have a dilutive impact on income per common share. Dilutive shares associated with restricted plans are related to 110,000 shares of restricted stock anticipated to be issued by the Company in 2003 for 2002 performance.

              For the nine months ended September 30, 2002, outstanding options and warrants to purchase 2,050,352 shares of common stock at an exercise price of $25.00 per share and the effect of the assumed conversion of exchangeable units of limited partnership interest in one of the operating partnerships outstanding into shares of common stock were not included in the computation of diluted loss per common share because the impact of shares on basic loss per common share was anti-dilutive. The Company considered anticipated future restricted stock grants to determine their impact on basic loss per common share. It was determined that the impact of the anticipated future restricted stock grants of 620,000 shares and the 110,000 shares of restricted stock anticipated to be issued by the Company in 2003 for 2002 performance was anti-dilutive to basic loss per common share, therefore, these shares were not included in the calculation of diluted loss per common share.

              For the three and nine months ended September 30, 2001, preferred stock distributions, and the effect of the assumed conversion of convertible preferred stock and exchangeable units of limited partnership interest in one of the operating partnerships outstanding into shares of common stock were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive. At September 30, 2001, outstanding options and warrants to purchase 1,293,200 shares of capital stock at an exercise price of $25.00 per share were outstanding but were not included in the computation of diluted loss per common share because their exercise price was not below the estimated fair value of the common shares and would therefore not dilute basic loss per common share.

5. REAL ESTATE INVESTMENTS

              (a) SUMMARY

              A summary of real estate investments follows (in thousands of dollars):


                                                     SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                     ------------------    -----------------
      Land........................................     $   309,599                290,758
      Land improvements...........................         162,741                149,072
      Buildings and improvements..................       1,588,948              1,474,058
      Tenant improvements.........................          30,982                 24,420
      Improvements in process.....................          13,633                 10,660
                                                       -----------              ---------
                                                         2,105,903              1,948,968
      Accumulated depreciation and amortization...        (152,805)              (103,800)
                                                       -----------              ---------
         Net carrying value.......................     $ 1,953,098              1,845,168
                                                       ===========              =========



              (b) 3RD  QUARTER OF 2002 ACQUISITION AND DISPOSITION ACTIVITY

              The Company acquired the grocer location at one of its existing shopping centers in Louisville, Kentucky, in September 2002. The acquisition price was $0.6 million and was funded with cash provided by operations.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              During the quarter ended September 30, 2002, the Company completed the sale of its only ground-up development property located in Mishawaka, Indiana for $5.7 million, resulting in a net gain on sale of $1.6 million. In addition, during the quarter, the Company also completed the sale of one of its single-tenant properties for $0.5 million resulting in a net gain on sale of $0.4 million.

              (c) REAL ESTATE INVESTMENTS HELD FOR SALE

              As of September 30, 2002, 10 single-tenant properties were classified as real estate investments held for sale. These properties had an aggregate net book value of $1.5 million at September 30, 2002. See Note 11 for further discussion of real estate held for sale.

6. INVESTMENTS IN JOINT VENTURES

              At September 30, 2002, the Company had an ownership interest in a joint venture which owned a grocer-anchored shopping center located in Tennessee. The Company has a 60% interest in the joint venture consisting of a general partnership interest and consolidates this joint venture for financial reporting purposes.

              In addition, in November 1999, the Company and the parent entity of its largest stockholder, Net Realty Holding Trust, entered into a joint venture for the acquisition and development of a 365,000 square foot commercial office tower in Boston, Massachusetts. The Company has a 6% interest in the joint venture and accounts for its interest using the cost method. The Company was issued this interest as part of a management arrangement the Company entered into with the joint venture partners. Under this arrangement, through a subsidiary of the Company, the Company is providing management services to the joint venture, for which the Company is entitled to receive 6% of all cash and capital transaction proceeds received by the joint venture. In September 2002, the Company entered into an agreement with the joint venture pursuant to which it will provide property management services, for which it will receive a fee to be agreed-upon. The Company has no ongoing capital contribution requirements with respect to the development of the office tower, which is expected to be completed in November 2002.

7. DEBT

              (a) LINE OF CREDIT

              On April 29, 2002, the Company entered into a new $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This line of credit replaced the Company's prior $425 million senior unsecured credit facility, which was repaid with proceeds of the IPO. The Company's two operating partnerships are the borrowers under this line of credit, and Heritage and substantially all of Heritage's other subsidiaries have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At September 30, 2002, $205 million was outstanding under our line of credit.

              This line of credit bears interest at a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company's debt rating, and requires monthly payments of interest. The variable rate in effect at September 30, 2002, including the lender's margin of 105 basis points, was 2.86%. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 basis points to 25 basis points, depending upon the Company's debt rating, and requires quarterly payments.

              This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the making of investments. This line of credit also, except under some circumstances, including as necessary to maintain the Company's status as a REIT, limits the Company's ability to make distributions in excess of 90% of annual funds from operations.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              Upon entering into this line of credit and repayment of the prior senior unsecured credit facility, the Company wrote-off unamortized deferred financing costs and recognized an extraordinary loss of $4.2 million on this transaction.

              (b) SUBORDINATED DEBT

              The Company used $100.0 million of the net proceeds from the IPO to repay in full the $100.0 million of subordinated debt outstanding that was scheduled to mature on March 18, 2004. In connection with the full repayment, the Company wrote off unamortized deferred financing costs and recognized an extraordinary loss of $2.5 million.

              (c) MORTGAGE LOANS PAYABLE

              In July 2002, the Company completed the refinancing of its $7.7 million mortgage loan payable secured by Southport Center, which loan matured in April 2002. The new mortgage loan is in the amount of $10.0 million, bears interest at a rate of 6.94%, and matures on July 1, 2007. The new mortgage loan will require interest-only payments for the first two years.

              On October 2, 2002, the Company refinanced its $13.4 million mortgage loan payable secured by Berkshire Crossing. The new mortgage loan is in the amount of $15.75 million and matures on October 2, 2012. The Company has the option to pay a fixed or variable rate of interest.

     8. RELATED PARTY TRANSACTIONS

              (a) TRANSACTIONS WITH PRUDENTIAL INSURANCE COMPANY OF AMERICA (PRUDENTIAL - AN 11.9% SHAREHOLDER AT SEPTEMBER 30, 2002)

              Preferred and common distributions paid to Prudential for the nine months ended September 30, 2002 and 2001 were $9.0 million and $6.4 million, respectively. At September 30, 2002 and December 31, 2001, distributions payable to Prudential were $2.6 million and $2.2 million, respectively.

              Prudential received advisory and other fees totaling $3.4 million in connection with the IPO that have been reflected as equity issuance costs. These fees were incurred in the second quarter of 2002. Upon completion of the IPO and payment of these fees, the Company's advisory arrangements with Prudential were terminated.

              On April 30, 2001, in conjunction with the modification of its now repaid $100.0 million subordinated debt, the Company used the proceeds of a $50.0 million loan from a lender to repay the $50.0 million of subordinated debt previously held by Prudential. Interest expense paid to Prudential for this issue for the nine months ended September 30, 2001 was $2.0 million.

              A portion of redeemable equity, representing costs associated with prior equity transactions with Prudential, is reclassified as a charge to earnings for each quarter over the redemption period. As a result of the IPO, all redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis. This charge, which is recorded as accretion of redeemable equity in the accompanying consolidated statements of income, amounted to $0.3 million and $0.7 million for the nine months ended September 30, 2002 and 2001, respectively.

              (b) TRANSACTIONS WITH NEW ENGLAND TEAMSTERS AND TRUCKING INDUSTRY PENSION FUND AND AFFILIATES (NETT - AN 43.4% SHAREHOLDER AT SEPTEMBER 30, 2002)

              Preferred and common distributions paid to NETT for the nine months ended September 30, 2002 and 2001 were $38.2 million and $28.3 million, respectively. At September 30, 2002 and

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              December 31, 2001, distributions payable to NETT were $9.5 million and $9.8 million, respectively.

              In connection with the formation of Heritage in July 1999, environmental studies were not completed for all of the contributed properties. NETT has agreed to indemnify the Company for environmental costs up to $50.0 million. The environmental costs include completing environmental studies and any required remediation.

9. DERIVATIVES AND HEDGING INSTRUMENTS

              The Company is exposed to the effect of changes in interest rates. The Company has historically limited this risk by following established risk management policies and procedures including the use of derivatives.

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

10. SEGMENT REPORTING

              The Company, which has internal property management, leasing, and redevelopment capabilities, owns and seeks to acquire primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. These shopping centers are typically anchored by grocers complemented with stores providing a wide range of other goods and services to shoppers. Since substantially all of the Company's shopping centers exhibit similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment. The Company also owns office buildings and because these properties require a different operating strategy and management expertise than all other properties in the portfolio, they are considered a separate reportable segment.

              As of June 30, 2002, the Company classified its 11 single-tenant properties as real estate held for sale. Accordingly, the operating results of these properties for the three and nine months ended September 30, 2002 and 2001, have been reclassified and reported as discontinued operations. As a result, the single-tenant properties are no longer considered a separate reportable segment.

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

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


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

              The accounting policies of the segments are the same as those followed by the Company as a whole and are described in the Company's audited consolidated financial statements for the year ended December 31, 2001 included in the Registration Statement. The revenue and net operating income for the three months and nine months ended September 30, 2002 and 2001 and assets as of September 30, 2002 and December 31, 2001 for each of the reportable segments are summarized in the following tables. Non-segment assets necessary to reconcile to total assets include cash and cash equivalents, real estate held for sale, deferred financing and leasing costs and other assets.

              The computation of FFO for the Company and a reconciliation to net income attributable to common shareholders are as follows (in thousands of dollars):


                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                                      2002          2001         2002          2001
                                                                    --------------------------------------------------
Total property income:
   Shopping centers.............................................    $67,834        58,406      198,808       $180,992
   Office buildings.............................................      2,333         2,883        7,127          9,154
                                                                    -------       -------      -------       --------

                                                                    $70,167        61,289      205,935        190,146
                                                                    =======        ======      =======        =======

Total property net operating income:
   Shopping centers.............................................    $49,145        41,353      142,962        128,993
   Office buildings.............................................      1,422         1,557        4,509          5,193
                                                                    -------       -------      -------       --------

Net operating income............................................     50,567        42,910      147,471        134,186
                                                                    -------       -------      -------       --------

Non-property (income) expenses:
   Interest and other income....................................        (24)          (68)         (64)          (261)
   Income from discontinued operations..........................        (60)          (69)        (202)          (191)
   Net derivative losses (gains)................................         --          (409)       7,766           (840)
   Interest expense.............................................     16,963        22,381       55,717         66,335
   Interest expense--related party..............................         --            --           --          2,027
   General and administrative...................................      4,551         3,038       18,201          9,119
   Amortization of non-real estate related costs................        123            93          352            223
   Income allocated to minority interests.......................      1,793         1,664        5,121          4,992
   Preferred stock distributions and accretion of
     redeemable equity..........................................         --        11,054       14,630         33,285
                                                                    -------       -------      -------       --------

                                                                     23,346        37,684      101,521        114,689
                                                                    -------       -------      -------       --------

Funds from operations...........................................    $27,221         5,226       45,950         19,497
                                                                    =======       =======      =======       ========

Reconciliation to net income (loss) attributable to common
shareholders:
   Funds from operations........................................    $27,221         5,226       45,950         19,497
   Depreciation of real estate assets and amortization
     of tenant improvements.....................................    (17,032)      (15,391)     (50,490)       (45,657)
   Amortization of deferred leasing commissions.................       (462)         (289)      (1,293)          (703)
   Net gains on sales of real estate investments and equipment..      1,934           504        3,308          2,847
   Extraordinary loss on prepayment of debt.....................         --            --       (6,730)            --
                                                                    -------       -------      -------       --------

Net income (loss) attributable to common shareholders...........    $11,661        (9,950)      (9,255)      $(24,016)
                                                                    =======       =======      =======       ========

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


                                                              AS OF
                                       SEPTEMBER 30, 2002               DECEMBER 31, 2001
                                       ------------------------------------------------------
Total Assets:
Shopping centers......................         $1,941,305                    1,828,135
Office buildings......................             52,430                       56,003
Non-segment assets....................             20,384                       23,127
                                               ----------                    ---------
                                               $2,014,119                    1,907,265
                                               ==========                    =========




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

              SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. However, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 shall be reclassified. The Company has elected to adopt SFAS No. 145 for its fiscal year beginning January 1, 2003, and therefore has classified its losses associated with its prepayment of its prior senior unsecured credit facility and subordinated debt during the second quarter of 2002 as an extraordinary item.

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

              The Company adopted SFAS No. 144 on January 1, 2002. The Company had one property disposition during the nine months ended September 30, 2002 that was classified as held for sale at December 31, 2001. As the property was classified as held for sale at December 31, 2001, it was exempt from the provisions of SFAS No. 144. In addition, the Company classified 11 single-tenant properties as real estate held for sale at June 30, 2002. One of these single-tenant properties was disposed of during the three months ended September 30, 2002. Accordingly, the operating results of the real estate held for sale have been reclassified and reported as discontinued operations for the three and nine months ended September 30, 2002 and 2001.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


12. STOCK-BASED COMPENSATION

              In January 2002, options to purchase 614,352 shares of common stock were granted to certain employees relating to 2001 performance. These options have an exercise price of $25.00 per share, which was equal to the fair value per share of the Company's common stock at the grant date. The options have a contractual life of 10 years and, at the date of grant, were to vest ratably over three years. In addition, in April 2002, options to purchase 430,000 shares of common stock were granted to members of senior management in connection with the IPO. These options have an exercise price of $25.00 per share, which was equal to the fair value per share of the Company's common stock at the grant date. The options have a contractual life of 10 years and vest ratably over five years.

              In January 2002, the Company issued 108,565 shares of restricted stock with no performance-based conditions and no exercise price to certain employees relating to 2001 performance. At the date of issuance, these shares had a three-year vesting period and were subject to transfer restrictions and risk of forfeiture.

              Upon completion of the IPO, the vesting of all stock options previously granted to employees (other than the 430,000 options granted in April 2002) accelerated and all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, the Company incurred compensation expense, including the reimbursement of a portion of the taxes paid by two employees, of $6.8 million on the restricted shares in the second quarter of 2002, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of such taxes.

              In July 2002, following completion of the IPO, the Board of Directors approved the issuance over five years of an aggregate of 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The first installment of 155,000 shares was issued in July 2002. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 1, 2003, subject to the continued employment of these individuals with the Company. For the three months ended September 30, 2002, the Company has accrued $1.0 million of compensation expense associated with this first installment of 155,000 shares issued in July 2002. The remaining installments of this special share grant will be issued to these individuals ratably over a four-year period beginning in 2003, subject to the satisfaction of certain performance milestones and other conditions during the four-year period. Upon issuance, the remaining installments will also be subject to risk of forfeiture and transfer restrictions, which will terminate upon the first anniversary of the date of each installment, subject to the continued employment of these individuals with the Company. The Company will recognize compensation expense with respect to performance-based stock grants ratably over the performance and vesting periods.

              With respect to the nine months ended September 30, 2002, the Company has also accrued $0.7 million of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to 110,000 shares of restricted stock anticipated to be issued by the Company in 2003 for 2002 performance. This accrual is an estimate of the compensation expense that will be required to be recognized in the event that these shares are actually issued. The Company will recognize compensation expense with respect to performance-based stock grants ratably over the performance and vesting periods.

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

              OVERVIEW

              We are a fully integrated, self-administered and self-managed REIT that acquires, owns, manages, leases and redevelops primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. As of September 30, 2002, we had a portfolio of 149 shopping centers totaling 29.6 million square feet of total gross leaseable area, of which 25.4 million square feet is company-owned gross leasable area, located in 26 states. Our shopping center portfolio was approximately 93% leased as of September 30, 2002. We also own four office buildings and 10 single-tenant properties. We currently intend to dispose of one of our remaining four office buildings and substantially all of our single-tenant properties in the foreseeable future. As our net operating income from these properties constituted less than 1% of our total net operating income for the nine months ended September 30, 2002, we do not expect the sale of these properties to have a significant or adverse impact on our future operations or cash flows.

              As of September 30, 2002, we had $947 million of indebtedness. This indebtedness will require balloon payments starting in November 2002. We anticipate that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance our debt either through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or by additional equity offerings. We may also finance those payments through borrowings under our line of credit facility.

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

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              As a general matter, the Company believes that the current economic downturn in the United States has not had a material impact on our operating results. However, continuation of the current downturn could materially negatively impact our operating results during the remainder of 2002 and in 2003 depending on the magnitude and length of the downturn.

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

              We must make estimates of the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income, and we record this provision (or recovery) as a reduction of (or addition to) rental income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

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

              HEDGING ACTIVITIES

              From time to time, we use certain derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2002. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

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

              RESULTS OF OPERATIONS

              The discussion of our results of operations set forth below focuses on our neighborhood and community shopping centers and does not separately address our results attributable to our office buildings and single-tenant properties. For the nine months ended September 30, 2002, our shopping centers represented approximately 99% of our total revenue and net operating income. In addition, during the nine months ended September 30, 2002, we sold one of our office buildings and one of our single-tenant properties and we intend to dispose of one of our remaining four office buildings and substantially all of our single-tenant properties in the foreseeable future. As a result, we expect that revenues and net operating income from these properties will continue to decline in comparison to revenue and net operating income from our shopping center properties, and therefore we believe that a separate presentation of those items is not meaningful.

              COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

              Rental and recovery income increased $8.9 million, or 14.5%, to $70.2 million for the three months ended September 30, 2002, as compared with $61.3 million for the three months ended September 30, 2001. Rental income increased $7.0 million, or 14.5%, to $55.3 million for the three months ended September 30, 2002, as compared with $48.3 million for the three months ended September 30, 2001. This increase resulted from the combined effect of:

                    o seven property acquisitions in 2002, three property acquisitions in 2001, two property dispositions in 2002 and five property dispositions in 2001, providing an additional $4.8 million of rental income for the three months ended September 30, 2002.

                    o an additional $1.2 million of rental income from same store properties, representing a 2.4% increase for the three months ended September 30, 2002. The increase at same store properties is primarily due to re-leasing of space at higher rental rates and the receipt of $0.3 million in lease termination fees.

                    o In the third quarter of 2001, the Company took an additional $1.0 million charge to bad debts primarily associated with bankrupt and other delinquent tenants.

              The average base rental rate on leases signed during the three months ended September 30, 2002, which measures the first twelve months of base rent payable under new and renewed leases signed during a period divided by the total square footage represented by those leases, was $10.46, as compared to $10.72 for the year ended December 31, 2001.

              Recoveries from tenants of property operating expenses and real estate taxes, increased $1.8 million, or 13.7%, to $14.9 million for the three months ended September 30, 2002, as compared with $13.1 million for the three months ended September 30, 2001. Recoveries from tenants of property operating expenses and real estate taxes were approximately 77% and 74% for the three months ended September 30, 2002 and 2001, respectively. The increase in recoveries from tenants resulted from the net effect of:

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


                    o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $1.1 million of recoveries from tenants for the three months ended September 30, 2002.

                    o an additional $0.7 million of recoveries from tenants from same store properties, representing a 5.4% increase for the three months ended September 30, 2002. The increase at same store properties is primarily attributable to the following three items:

                         o leasing activity for the nine months ended September 30, 2002 resulting in higher expense recovery rates;

                         o recovery income from bankrupt tenants, primarily Kmart Corporation, recorded during the three months ended September 30, 2002, as the Company's Kmart leases have not been rejected and continue to remain open and operating; and

                         o an additional $0.3 million charge to bad debts in the 3rd quarter of 2001.

              Operating expenses, which are comprised of property operating expenses and real estate taxes, increased $1.2 million, or 6.6%, to $19.6 million for the three months ended September 30, 2002, as compared with $18.4 million for the three months ended September 30, 2001. The increase in operating expenses resulted from the net effect of:

                    o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $1.0 million of operating expenses for the three months ended September 30, 2002.

                    o an additional $0.2 million of operating expenses from same store properties, representing a 0.9% increase for the three months ended September 30, 2002. The increase at same store properties primarily resulted from an increase in real estate tax expense during the three months ended September 30, 2002.

              Net operating margin percentage, defined as rental and recovery income less property operating expenses, divided by rental and recovery income, was approximately 72% and 70%, respectively, for the three months ended September 30, 2002 and 2001.

              Depreciation and amortization expense increased $1.8 million, or 11.7%, to $17.6 million for the three months ended September 30, 2002, as compared with $15.8 million for the three months ended September 30, 2001. This increase resulted primarily from the net effect of seven property acquisitions in 2002, three property acquisitions in 2001, two property dispositions in 2002, five property dispositions in 2001, and capital and tenant improvements made during 2001 and the nine months ended
              September 30, 2002.

              Interest expense, which is comprised of interest expense and interest expense-related party, decreased $5.4 million, or 24.2%, to $17.0 million for the three months ended September 30, 2002, as compared with $22.4 million for the three months ended September 30, 2001. This decrease resulted primarily from the net effect of:

                    o the repayment of approximately $213.8 million of the outstanding indebtedness under our prior line of credit facility;

                    o the full repayment of the $100 million of subordinated debt previously outstanding;

                    o a reduction in the lender's margin and LIBOR component of our borrowing cost under our floating rate debt;

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


                    o the termination of the interest rate collar associated with the $150 term loan under our prior senior unsecured credit facility; and

                    o additional indebtedness incurred primarily to finance acquired properties.

              General and administrative expenses increased $1.6 million, or 49.8%, to $4.6 million for the three months ended September 30, 2002, as compared with $3.0 million for the three months ended September 30, 2001. This increase was attributable, in part, to a $0.7 million increase in stock compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to restricted stock anticipated to be issued by the Company in 2003 for 2002 performance. In addition, the increase is due in part to a $0.6 million increase in supplemental executive retirement plan costs and a $0.3 million increase in corporate expenses associated with being a public company.

              Operating income from discontinued operations represents income associated with the 10 single-tenant properties which are classified as real estate held for sale as of September 30, 2002, and the one single tenant property disposed of during the three months ended September 30, 2002.

              COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

              Rental and recovery income increased $15.8 million, or 8.3%, to $205.9 million for the nine months ended September 30, 2002, as compared with $190.1 million for the nine months ended September 30, 2001. Rental income increased $10.3 million, or 6.9%, to $160.4 million for the nine months ended September 30, 2002, as compared with $150.1 million for the nine months ended September 30, 2001. This increase resulted from the combined effect of:

                    o seven property acquisitions in 2002, three property acquisitions in 2001, two property dispositions in 2002 and five property dispositions in 2001, providing an additional $8.4 million of rental income for the nine months ended September 30, 2002.

                    o an additional $0.9 million of rental income from same store properties, representing a 1.3% increase for the nine months ended September 30, 2002. The increase at same store properties is primarily due to a $0.8 million increase in percentage rent income primarily due to the timing of receipt of such income.

                    o In the third quarter of 2001, the Company took an additional $1.0 million charge to bad debts primarily associated with bankrupt and other delinquent tenants.

              The average base rental rate on leases signed during the nine months ended September 30, 2002, which measures the first twelve months of base rent payable under new and renewed leases signed during a period divided by the total square footage represented by those leases, was $10.63, as compared to $10.72 for the year ended December 31, 2001.

              Recoveries from tenants of property operating expenses and real estate taxes increased $5.5 million, or 13.7%, to $45.7 million for the nine months ended September 30, 2002, as compared with $40.2 million for the nine months ended September 30, 2001. Recoveries from tenants of property operating expenses and real estate taxes were approximately 79% and 73% for the nine months ended September 30, 2002 and 2001, respectively. The increase in recovery income resulted from the net effect of:

                    o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $2.1 million of recoveries from tenants for the nine months ended September 30, 2002.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


                    o an additional $3.5 million of recoveries from tenants from same store properties, representing an 8.7% increase for the nine months ended September 30, 2002. The increase at same store properties is primarily attributable to the following four items:

                         o an increase in operating expenses for the nine months ended September 30, 2002;

                         o leasing activity for the nine months ended September 30, 2002 resulting in higher expense recovery rates;

                         o recovery income from bankrupt tenants, primarily Kmart Corporation, recorded during the nine months ended September 30, 2002, as the Company's Kmart leases have not been rejected and continue to remain open and operating; and

                         o an additional $0.3 million charge to bad debts in the 3rd quarter of 2001.

              Operating expenses, which are comprised of property operating expenses and real estate taxes, increased $2.5 million, or 4.5%, to $58.5 million for the nine months ended September 30, 2002, as compared with $56.0 million for the nine months ended September 30, 2001. The increase in operating expenses resulted from the net effect of:

                    o seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002 and five property dispositions in 2001, providing an additional $1.5 million of operating expenses for the nine months ended September 30, 2002.

                    o an additional $1.0 million of operating expenses from same store properties, representing a 1.8% increase for the nine months ended September 30, 2002. The increase at same store properties primarily resulted from an increase in real estate tax expense, and parking lot and roof related work during the nine months ended September 30, 2002.

              Net operating margin percentage, defined as rental and recovery income less property operating expenses, divided by rental and recovery income, was approximately 72% and 71% for each of the nine months ended September 30, 2002 and 2001, respectively.

              Depreciation and amortization expense increased $5.5 million, or 11.9%, to $52.1 million for the nine months ended September 30, 2002, as compared with $46.6 million for the nine months ended September 30, 2001. This increase resulted primarily from the net effect of seven property acquisitions in 2002, three property acquisitions in 2001, one property disposition in 2002, five property dispositions in 2001, capital and tenant improvements made during 2001 and the nine months ended September 30, 2002 and an additional expense of approximately $1.2 million related to tenant improvements associated with tenants vacating early during the nine months ended September 30, 2002.

              Interest expense, which is comprised of interest expense and interest expense-related party, decreased $10.6 million, or 16.0%, to $55.7 million for the nine months ended September 30, 2002, as compared with $66.3 million for the nine months ended September 30, 2001. This decrease resulted primarily from the net effect of:

                    o the repayment of approximately $213.8 million of the outstanding indebtedness under our prior line of credit facility;

                    o the full repayment of the $100 million of subordinated debt previously outstanding;

                    o a reduction in the lender's margin and LIBOR component of our borrowing cost under our floating rate debt;

                    o the termination of the interest rate collar associated with the $150 term loan under our prior senior unsecured credit facility; and

                    o additional indebtedness incurred primarily to finance acquired properties.

              General and administrative expenses increased $9.1 million, or 99.6%, to $18.2 million for the nine months ended September 30, 2002, as compared with $9.1 million for the nine months ended September 30, 2001. This increase was attributable, in large part, to the effect of accelerated stock compensation expense in connection with the IPO. Upon completion of the IPO, all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, compensation expense, including the reimbursement of a portion of the taxes paid by two of these individuals, of $6.8 million on the restricted shares was incurred during the second quarter of 2002, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of the taxes to be paid by certain senior officers. In addition, included in general and administrative expenses is a $0.7 million accrual for compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to restricted stock anticipated to be issued by the Company in 2003 for 2002 performance. Also, supplemental executive retirement plan costs increased by $1.0 million and corporate costs associated with being a public company increased by $0.6 million.

              During the nine months ended September 30, 2002, we sold our only ground-up development property, one office building and one single-tenant property, resulting in net gains on sale of real estate investments of $3.3 million. During the nine months ended September 30, 2001, we sold one office building and two single-tenant properties resulting in net gains on sale of real estate investments of $2.8 million.

              Net derivative losses for the nine months ended September 30, 2002 were $7.8 million as compared to a net derivate gain of $0.8 million for the nine months ended September 30, 2001. This loss was attributable to the termination of an interest rate collar. On April 29, 2002, the Company entered into a new $350 million unsecured line of credit. Upon entering into this new line of credit, the Company paid $6.8 million to terminate the interest rate collar that was then in place with respect to the $150 million term loan under the prior senior unsecured credit facility. As a result of this termination, the Company reclassified $7.6 million of accumulated other comprehensive loss, a component of shareholders' equity, to earnings during the nine months ended September 30, 2002.

              Operating income from discontinued operations represents income associated with the 10 single-tenant properties which are classified as real estate held for sale as of September 30, 2002, and the one single-tenant property disposed of during the nine months ended September 30, 2002.

              Extraordinary loss on the prepayment of debt for the nine months ended September 30, 2002 was $6.7 million. Upon entering into our new line of credit, the Company wrote off unamortized deferred financing costs with respect to the prior $425 million senior unsecured credit facility. This write-off amounted to $4.2 million during the nine months ended September 30, 2002. In addition, the Company used $100.0 million of the net proceeds from the IPO to repay in full the $100.0 of subordinated debt previously outstanding that was scheduled to mature on March 18, 2004. In connection with the full repayment, the Company wrote off unamortized deferred financing costs with respect to the subordinated debt. This write-off amounted to $2.5 million during the nine months ended September 30, 2002.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              LIQUIDITY AND CAPITAL RESOURCES

              As of September 30, 2002, we had $9.1 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

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

              Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements. Cash flows provided by operations increased to $90.2 million for the nine months ended September 30, 2002, as compared to $56.9 million for the nine months ended September 30, 2001. The increase in cash flows from operations is attributable to the combined effect of a $12.6 million decrease in interest expense for the nine months ended September 30, 2002 and a $13.1 increase in net operating income, partially offset by higher general and administrative expenses.

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

              As a general matter, the Company believes that the current economic downturn in the United States has not had a material impact on our operating results. However, continuation of the current downturn could materially negatively impact our operating results during the remainder of 2002 and in 2003 depending on the magnitude and length of the downturn.

              As of September 30, 2002, the Company has 14 tenants that contribute approximately 2.4% of our annualized base rent for all leases in which tenants were in occupancy at September 30, 2002, operating under bankruptcy protection, the largest of which are Kmart and Ames.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              On January 22, 2002, Kmart Corporation (Kmart) filed for bankruptcy protection. We currently lease space to Kmart at seven of our shopping centers. These locations were all physically occupied at September 30, 2002. Kmart Corporation contributed approximately 1.3% of our annualized base rent for all leases in which tenants were in occupancy at September 30, 2002. In addition, Kmart owns store locations at four of our shopping centers and subleases space from third party tenants at one of our other locations. On March 8, 2002, Kmart announced that it intends to close 284 store locations as part of its bankruptcy reorganization. None of the twelve store locations described above were included in the list of announced store closings. However, we have agreed with Kmart to a rent reduction at one of our shopping centers of approximately $290,000 on an annualized basis.

              Although Kmart has not announced additional store closings, we are not able to fully predict the impact on our business of Kmart's bankruptcy filing at this time. For instance, Kmart could decide to close additional stores, including our locations, terminate a substantial number of leases with us, or request additional rent reductions or deferrals. Any of these actions could adversely affect our rental revenues, and the impact may be material. In addition, Kmart's termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers which could materially harm our business.

              In the 3rd quarter of 2002, Ames Department Stores, Inc. (Ames), announced plans to liquidate in the 4th quarter of 2002. As of September 30, 2002, we leased space to Ames at four of our shopping centers totaling approximately 284,000 square feet. Annualized base rent from Ames represented approximately 0.4% of our annualized base rent for all leases in which tenants were in occupancy at September 30, 2002. Ames is in the process of selling its remaining assets, including the leasehold interests in all of its locations. At this time, we are not able to fully predict the impact on our business; however, leases at two of these locations are supported by guarantees from a national tenant and we expect rents to remain current.

              In addition, Phar-Mor, a tenant at two of our shopping centers totaling approximately 110,000 square feet, which had been operating under bankruptcy protection, completed the liquidation of all assets in the 3rd quarter of 2002. Both of our Phar-Mor locations closed and stopped paying rent at the end of August 2002. Phar-Mor represented approximately 0.3% of our annualized base rent for all leases in which tenants were in occupancy at September 30, 2002, prior to their termination.

              Any future bankruptcies of tenants in our portfolio, particularly major or anchor tenants, may negatively impact our operating results.

              We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $4.3 million for the nine months ended September 30, 2002. We expect total maintenance capital expenditures to be approximately $7.7 million, or approximately $.32 per square foot, in 2002. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space. We believe that our existing working capital and cash provided by operations will be sufficient to fund our maintenance capital expenditures for the next twelve months.

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

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


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

              Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from two major rating agencies - Standard & Poor's, which on August 1, 2002 raised our rating to BBB-, and Moody's Investor Service, which on August 7, 2002, raised our rating to Baa3, resulting in a decrease of 30 basis points in the spread over LIBOR and a 5 basis points reduction in the facility fee payable by us under our line of credit. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service our debt.

              Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of September 30, 2002. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our new line of credit or unsecured public notes.

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

              COMMITMENTS

              We currently do not have any capital lease obligations or operating lease commitments. The following table summarizes our repayment obligations under our indebtedness outstanding as of September 30, 2002.

                                                                 AMOUNT
                 YEAR ENDING DECEMBER 31,              (IN THOUSANDS OF DOLLARS)
                 ------------------------              -------------------------
                 2002 Remainder.....................             $  8,932
                 2003...............................               12,001
                 2004...............................              125,206
                 2005...............................              248,156
                 2006...............................               19,190
                 Thereafter.........................              533,494
                                                                 --------

                    Total due.......................             $946,979
                                                                 ========

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              The indebtedness described in the table above will require balloon payments, including approximately $3.2 million due in November 2002. It is likely that we will not have sufficient funds on hand to repay additional balloon amounts at maturity. We currently expect to refinance this debt through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or additional equity offerings. We may also refinance balloon payments through borrowings under new line of credit.

              LINE OF CREDIT

              On April 29, 2002, the Company entered into a new $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This line of credit replaced the Company's prior senior unsecured credit facility, which was repaid primarily with proceeds of the IPO. Our two operating partnerships are the borrowers under the line of credit and we, and substantially all of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At September 30, 2002, $205 million was outstanding under the line of credit.

              Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating, and requires monthly payments of interest. The variable rate in effect at September 30, 2002, including the lender's margin of 105 basis points, was 2.86%. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

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

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              The following table reflects the calculation of Funds from
              Operations:

                                                                                FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                                 2002            2001         2002           2001
                                                                               -----------------------------------------------------
                                                                                             (in thousands of dollars)
Net income.............................................................        $ 11,661          1,104        5,375           9,269
     Add (deduct):
        Depreciation and amortization (real-estate related)............          17,494         15,680       51,783          46,360
        Net gains on sales of real estate investments and equipment....          (1,934)          (504)      (3,308)         (2,847)
        Extraordinary loss on debt prepayment, net of minority interest              --             --        6,730              --
        Preferred stock distributions..................................              --        (10,806)     (14,302)        (32,539)
        Accretion of redeemable equity.................................              --           (248)        (328)           (746)
                                                                               --------        -------      -------         -------

           Funds from operations.......................................        $ 27,221          5,226       45,950          19,497
                                                                               ========        =======      =======         =======

              RELATED PARTY TRANSACTIONS

              We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may impact our future operating results.

              THE TJX COMPANIES

              In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until September 1999. Annualized base rent from the TJX Companies represents approximately 5.1% of our total annualized base rent for all leases in which tenants were in occupancy at September 30, 2002. TJX pays us rent in accordance with written leases with respect to several of our properties.

              ADVISORY FEE

              The Prudential Insurance Company of America, our second largest stockholder, received advisory and other fees totaling approximately $3.4 million in connection with our IPO. These fees were incurred in the second quarter of 2002. Upon payment of these fees, all advisory arrangements we had with Prudential were terminated.

              131 DARTMOUTH STREET JOINT VENTURE

              In November 1999, we entered into a joint venture for the acquisition and development of a 365,000 square foot commercial office tower at 131 Dartmouth Street, Boston, Massachusetts. In addition to an unaffiliated third party, NETT, our largest stockholder, is also participating in this project. Specifically, NETT, Heritage and DFS Dartmouth, LLC have formed an entity to own this project. This entity is owned 74% by NETT, 20% by DFS Dartmouth, LLC and 6% by us. We were issued this interest as part of a management arrangement we entered into with the new entity. Under this arrangement, through our subsidiary, we are providing management services to this project, for which we are entitled to receive 6% of all cash and capital transaction proceeds received by the project. In September 2002, we entered into an agreement with the joint venture pursuant to which we will provide property management services, for which we will receive a fee to be agreed-upon. We have no ongoing capital contribution requirements with respect to this project, which we expect will be completed in November 2002. We account for our interest in this joint venture using the cost method and we have not expensed any amounts through September 30, 2002.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              BOSTON OFFICE LEASE

              One of the properties contributed to us at our formation by Net Realty Holding Trust is our headquarters building at 535 Boylston Street, Boston, Massachusetts. In 1974, NETT and Net Realty Holding Trust entered into a lease providing for the lease of 14,400 square feet of space in this office building to NETT for its Boston offices. The current term of this lease expires on March 31, 2005 and, under this lease, NETT pays us $648,000 per year in rent.

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

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


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

              SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. However, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 shall be reclassified. The Company has elected to adopt SFAS No. 145 for its fiscal year beginning January 1, 2003, and therefore has classified its losses associated with its prepayment of its prior senior unsecured credit facility and subordinated debt during the second quarter of 2002 as an extraordinary item.

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

              The Company adopted SFAS No. 144 on January 1, 2002. The Company had one property disposition during the nine months ended September 30, 2002, which was classified as held for sale as of December 31, 2001. As the property was classified as held for sale as of December 31, 2001, it was exempt from the provisions of SFAS No. 144. In addition, the Company classified 11 single-tenant properties as real estate held for sale as of June 30, 2002. One of these single-tenant properties was disposed of during the three months ended September 30, 2002. Accordingly, the operating results of the real estate held for sale has been reclassified and reported as discontinued operations for the three and nine months ended September 30, 2002 and 2001.

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

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              As of September 30, 2002, our total outstanding debt was $947 million, of which approximately $205 million, or 22%, was variable rate debt under our line of credit facility. We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2002. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2002 in relation to total assets and our total market capitalization.

              The majority of our outstanding debt as of September 30, 2002 has a fixed interest rate, which minimizes the risk of fluctuating interest rates. We do not believe that our weighted average interest rate of 7.73% on our fixed rate debt is materially different from current fair market interest rates for debt instruments with similar risks and maturities.

ITEM 4: CONTROLS AND PROCEDURES

              The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

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

              Not applicable.

ITEM 5. OTHER INFORMATION

              Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

              99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002


              (b) Reports on Form 8-K

              On August 6, 2002, the Company filed a Current Report on Form 8-K with respect to its financial results for the quarter ended June 30, 2002.

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HERITAGE PROPERTY INVESTMENT TRUST, INC.
Dated:  November 5, 2002

                                       /s/ Thomas C. Prendergast
                                       -----------------------------------
                                       Thomas C. Prendergast
                                       Chairman, President and Chief Executive
                                       Officer


                                       /s/ David G. Gaw
                                       ----------------------------------
                                       David G. Gaw
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


                                 CERTIFICATIONS

              I, Thomas C. Prendergast, certify that:

              1. I have reviewed this quarterly report on Form 10-Q of Heritage Property Investment Trust, Inc.;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

              4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              Date:  November 4, 2002      /s/ Thomas C. Prendergast
                                           -------------------------------------
                                           Thomas C. Prendergast
                                           Chairman, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)

                    HERITAGE PROPERTY INVESTMENT TRUST, INC.


              I, David G. Gaw, certify that:

              1. I have reviewed this quarterly report on Form 10-Q of Heritage Property Investment Trust, Inc.;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

              4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              Date:  November 4, 2002     /s/ David G. Gaw
                                          --------------------------------------
                                          David G. Gaw
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer)