Form 10-K/A
period 2002-12-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2003-03-28
CIK 1158265

Use these links to rapidly review the document
HERITAGE PROPERTY INVESTMENT TRUST, INC. ANNUAL REPORT ON FORM 10-K INDEX
HERITAGE PROPERTY INVESTMENT TRUST, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31297

HERITAGE PROPERTY INVESTMENT
TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3474810 (I.R.S. Employer Identification No.)
535 Boylston Street Boston, Massachusetts 02116 (Address, including zip code, of principal executive offices)
Registrant's telephone number, including area code: (617) 247-2200
Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.001 per share New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $478 million.

As of March 26, 2003, the number of shares outstanding of the Registrant's common stock was 41,778,708.

Documents Incorporated by Reference

Portions of the proxy statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Heritage Property Investment Trust, Inc. ("Heritage" or the "Company"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company's actual results to differ significantly from those expressed in any forward-looking statement. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company's control and which could materially affect actual results and therefore should not be relied upon. The factors that could cause actual results to differ materially from current expectations include financial performance and operations of the Company's shopping centers and tenants, real estate conditions, current and future bankruptcies of the Company's tenants, execution of shopping center redevelopment programs, the Company's ability to finance its operations, competition, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed in this Annual Report on Form 10-K and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

Item 1: Business

Overview

        Heritage, a fully integrated, self-administered and self-managed real estate investment trust, or "REIT", is a Maryland corporation and one of the nation's largest owners of neighborhood and community shopping centers. The Company acquires, owns, manages, leases and redevelops primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. As of December 31, 2002, we had a shopping center portfolio consisting of 152 shopping centers, located in 26 states and totaling approximately 30.7 million square feet of total gross leasable area ("GLA"), of which approximately 25.9 million square feet is company-owned GLA. Our shopping center portfolio was approximately 93% leased as of December 31, 2002.

        We are headquartered in Boston, Massachusetts and have 13 regional offices located in the Eastern and Midwestern United States. As of December 31, 2002, we also owned four office buildings and ten single-tenant properties. In keeping with our focus on our core portfolio of primarily grocer-anchored shopping centers, we completed the disposition of our ten single-tenant properties subsequent to December 31, 2002.

        We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our initial taxable year ended December 31, 1999. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for taxation as a REIT for federal income tax purposes. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on REIT taxable income we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income and property.

2002 Highlights

        A summary of financial highlights, significant events and transactions that we completed in 2002 include:

  •
  Initial Public Offering ("IPO"). On April 29, 2002, we completed the initial public offering of our common stock. We used the net proceeds from the IPO of $323 million to repay debt under our prior line of credit facility and to repay other indebtedness. As a result of the IPO, our common stock now trades on the New York Stock Exchange under the symbol "HTG". In connection with our IPO, all of the outstanding Series A Cumulative Convertible Preferred Stock and redeemable equity converted automatically into shares of common stock on a one for one basis.

  •
  New Line of Credit. Also, in connection with the IPO, on April 29, 2002 we obtained a new $350 million unsecured line of credit with a group of 13 lenders and Fleet National Bank, as agent. This new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points depending on our debt rating. We have used this new line of credit throughout the year to finance our operations and property acquisitions.

  •
  Shopping Center Acquisitions. During 2002, we acquired ten shopping centers, nine of which are grocer-anchored. These shopping centers total 3.1 million square feet of GLA, of which we acquired 2.4 million square feet of GLA. The aggregate purchase price for these properties of approximately $209 million was funded through borrowings under our line of credit facility, the assumption of mortgage debt, and the issuance of exchangeable limited partnership units in one of our operating partnerships. In addition, in 2002, we acquired two parcels at company-owned shopping centers aggregating 0.1 million square feet of GLA for a purchase price of $6.5 million that was funded through borrowings under our line of credit.

  •
  Property Dispositions. During 2002, we sold an office building, a single tenant property, and a development property for aggregate proceeds of $10.4 million, resulting in an aggregate gain of $3.3 million. The sales of these properties were consistent with our policy to sell non-core assets and redeploy the capital into the acquisition of primarily grocer-anchored shopping centers.

  •
  Payment of Dividends. Since our IPO, we have paid aggregate dividends on our common stock for the partial year beginning with the IPO and ending December 31, 2002, of $1.413 per share, representing two full quarterly dividends of $0.525 and a partial second quarter dividend of $0.363 per share.

  •
  Credit Rating Upgrade. In August 2002, our credit rating was upgraded to investment grade with a stable outlook by both Standard and Poor's (BBB-) and Moody's (Baa3).

Subsequent Events

  •
  Acquisitions. On January 23, 2003, we completed the acquisition of Spradlin Farm, a 442,000 square foot community shopping center, of which we acquired 181,000 square feet, located in Christiansburg, Virginia for $23.6 million. The center is approximately ten minutes from Blacksburg, Virginia and the Virginia Tech University campus. The property, which is 98% leased, is anchored by TJ Maxx, Barnes & Noble, Michael's and Goody's, and includes a separately owned Home Depot (124,000 square feet) and Target (137,000 square feet), and is adjacent to a new Wal-Mart Supercenter.

  •
  Dispositions. During the first quarter of 2003, the Company completed the disposition of its ten remaining single-tenant properties, which were classified as held for sale at December 31, 2002. The Company received proceeds of $2.4 million, resulting in a net gain on sale of $0.8 million.

Our Competitive Strengths

        We believe that we distinguish ourselves from other owners and operators of community and neighborhood shopping centers in a number of ways, including by our:

  •
  Grocer-anchored neighborhood and community shopping center focus. As of December 31, 2002, approximately 78% of our centers were grocer-anchored and these centers accounted for approximately 73% of our total net operating income for the year ended December 31, 2002. Grocers are, in our experience, more resistant to economic downturns by the nature of their business and generate continuous consumer traffic to our centers. This traffic enhances the quality and appeal of our centers and benefits our other tenants.

  •
  Multi-anchored focus. Our community and neighborhood shopping centers have an average of 2.8 anchor tenants. We consider an anchor tenant to be a tenant that occupies at least 15,000 square feet at one of our centers. In our experience, multiple anchors attract greater consumer flow through the entire shopping center and add to the economic stability of our shopping centers as a whole.

  •
  Diverse tenant base. No single tenant currently represents more than approximately 5% of our annualized base rental revenue. As of December 31, 2002, we had approximately 3,000 separate leases with various tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores and a great variety of other regional and local retailers. As of December 31, 2002, no more than 12% of our total base rent expires in any single year through 2012. We believe that this diversity of tenants and lease expirations will enable us to generate more stable cash flows over time.

  •
  Geographic diversification. Our properties are located in 26 states primarily in the Eastern and Midwestern United States. As of December 31, 2002, the five largest concentrations of properties in our total portfolio, based on annualized base rent, were located in Illinois, North Carolina, Minnesota, New York and Indiana, representing 13%, 12%, 11%, 8% and 7% respectively, of our total annualized base rent. We believe that geographic diversity helps mitigate the risks associated with localized economic downturns.

  •
  Attractive locations with strong market demographics. The average population within a three-mile radius of our properties is approximately 62,000 and the average annual household income is $63,000, based upon 2000 census data provided by Applied Geographic Solutions. We believe these strong market demographics provide our properties with a consistent supply of shoppers who exhibit strong demand for goods and services.

  •
  Seasoned management team. Our senior management team is comprised of executives with an average of over 20 years of experience in the acquisition, management, leasing, redevelopment and construction of real estate or retail properties. In particular, we believe the in-depth market knowledge and long-term tenant relationships developed by our senior management provide us with a key competitive advantage.

Business and Growth Strategies

        Our business strategy has been, and will continue to be, to generate stable and increasing cash flow and asset value by acquiring and managing a portfolio of real estate properties located in attractive markets with strong economic and demographic characteristics. Our business strategy consists of the following elements:

  •
  Building and leveraging our long-term tenant relationships. An important priority in managing our business is establishing and developing strong, lasting relationships with our tenants. We believe that we have been successful in consistently meeting or exceeding the expectations and demands of our tenants. Over the years, this strategy has allowed us to forge mutually beneficial business relationships, enabling our tenants, through our broad geographic focus and contacts, to enter new markets and leverage opportunities to increase their presence in and across markets. We intend to continue to leverage our existing tenant relationships as we grow and expand our business.

  •
  Maximizing cash flow from our properties by continuing to enhance the operating performance of each property. We manage our properties through a centralized property management and leasing program, which enables us to achieve operating, marketing and leasing efficiencies. We aggressively lease currently available space and space that becomes available, both to existing and new tenants. During 2002, we signed new leases and renewals of leases on 2.6 million square feet of space at an average base rental rate increase of 6.8% over the expired rates on a cash basis. In 2003, the leases on 1.8 million square feet of space will expire, representing 6.9% of our total portfolio GLA.

  •
  Targeting redevelopment and expansion projects that we believe will generate substantial returns. We seek to leverage our operating and redevelopment capabilities to capitalize on prospects within our existing portfolio. In particular, we are currently exploring opportunities to expand our existing centers, to reposition our tenant mix and, where appropriate, to lease parcels on our properties with minimal incremental cost.

  •
  Increasing the number of anchor tenants to enhance the consumer traffic at our neighborhood and community shopping centers. We believe that securing multiple anchors at a property enhances the attractiveness of the center by increasing consumer traffic, which enhances the performance of our non-anchor tenants within the remaining available space of a center. We believe that there are additional opportunities to increase the number of anchor tenants at some of the existing properties in our portfolio.

  •
  Pursuing opportunities to acquire primarily grocer-anchored neighborhood and community shopping centers. We utilize our knowledge of key markets to pursue opportunistic acquisitions of primarily grocer-anchored shopping centers with a multi-anchored focus. Our acquisition activities are focused primarily in the 26 states in which we currently operate in the Eastern and Midwestern United States. We seek properties at attractive investment yields with potential growth in cash flow that can benefit from our hands-on management, that may require repositioning or redevelopment, and are consistent in terms of quality, demographics and location with our existing portfolio. Our senior management team has developed long-standing relationships with institutional and other owners and operators of shopping center properties that have enhanced our ability to identify and capitalize on acquisition opportunities.

Financing Strategy

        Our financing strategy is to maintain a strong and flexible financial position by maintaining a prudent level of leverage and managing our variable interest rate exposure. We intend to finance future growth with the most advantageous source of capital available to us at the time of an acquisition. These sources may include selling common stock, preferred stock or debt securities through public offerings or private placements, incurring or assuming additional indebtedness through secured or unsecured borrowings and issuing units of limited partnership interests of one of our operating partnerships in exchange for contributed property.

        In 2002, we completed several financing transactions. In April 2002, we completed our IPO and sold 14,080,556 shares (including the exercise of the underwriter's overallotment) of our common stock at a price of $25.00 per share. We used the net proceeds from the IPO of $323 million to repay debt under our prior line of credit facility and to repay other indebtedness.

        In addition, in April 2002, we obtained a new $350 million unsecured line of credit with Fleet National Bank as agent. This new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending on our debt rating. Both of our two operating partnerships are borrowers under this new line of credit. We, and substantially all of our other subsidiaries, have guaranteed this new line of credit. We have used this new line of credit principally to fund growth opportunities and for working capital purposes.

Acquisition and Market Selection Process

General

        We seek to acquire primarily grocer-anchored neighborhood and community shopping centers in neighborhood trade areas with attractive demographics. When specific markets are selected, we seek a convenient and easily accessible location with abundant parking facilities close to residential communities, with excellent visibility for our tenants and easy access for neighborhood shoppers. In particular, we emphasize the following factors:

  •
  Geographic Focus: Our acquisition activities are focused primarily in the 26 states in which we currently operate in the Eastern and Midwestern United States. In general, our strategy is to target geographic areas proximate to our existing neighborhood and community shopping centers, which allows us to maximize our current resources and manage expenses. We seek to establish a firm market presence by owning multiple properties in an area. We also consider opportunities to expand into other geographic markets where the opportunity presented is a sizable portfolio that would allow us to reach an economy of scale. We will continue to evaluate all potential acquisitions on a property-by-property and market-by-market basis. We evaluate each market based on similar criteria, including: stable or growing population base; positive job growth; diverse economy, and other competitive factors.

  •
  Property Focus: We target grocer-anchored, open-air neighborhood and community shopping centers generally containing greater than 100,000 square feet of GLA. In particular, we focus on those shopping centers anchored by market-leading grocers or those regional operators who have dominant positions in their trade areas. In addition, we focus on the presence of other additional anchor(s) for these centers, including off-price retailers, office superstores, and fabric and clothing retailers, all of whom we believe to be generally beneficial to the value of the center. In addition to those anchors, we also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, video stores, restaurants, apparel and specialty shops.

2002 Acquisition Activity

        During 2002, we completed the acquisition of ten community shopping centers. These shopping centers total 3.1 million square feet of GLA, of which we acquired 2.4 million square feet of GLA. In addition, we completed the acquisition of two parcels at our shopping centers aggregating 0.1 million square feet of GLA. Set forth below is information regarding our 2002 property acquisitions.

        In March 2002, we completed the acquisition of Cross Keys Commons, a 371,000 square foot grocer-anchored shopping center located in Turnersville, New Jersey. At December 31, 2002, the center was 93% leased and anchored by Acme Markets, Wal-Mart and Staples.

        In May 2002, we completed the acquisition of Montgomery Towne Center, a 235,000 square foot grocer-anchored shopping center, of which we acquired 144,000 square feet, located in Montgomery, Alabama. At December 31, 2002, the center was 99% leased and anchored by Barnes & Noble, and Bed, Bath & Beyond and included a separately owned Winn Dixie (49,000 square feet) and Carmike Cinemas (32,600 square feet).

        In May 2002, we completed the acquisition of an additional 32,000 square feet at Montgomery Towne Center, which was leased to Circuit City.

        In May 2002, we completed our acquisition of the Pioneer Properties, consisting of the following four shopping centers, three of which are grocer-anchored, as follows:

  •
  Berkshire Crossing, a 441,000 square foot grocer-anchored shopping center located in Pittsfield, Massachusetts. At December 31, 2002, the center was 100% leased and anchored by Price Chopper, Wal-Mart, Barnes & Noble and Home Depot.

  •
  Grand Traverse Crossing, a 387,000 square foot shopping center located in Grand Traverse, Michigan. At December 31, 2002, the center was 99% leased and anchored by Wal-Mart, Home Depot, Staples and Borders.

  •
  Bedford Grove, a 217,000 square foot grocer-anchored shopping center located in Bedford, New Hampshire. At December 31, 2002, the center was 100% leased and anchored by Shop-N-Save and Wal-Mart.

  •
  Salmon Run, a 181,000 square foot grocer-anchored shopping center, of which we acquired 69,000 square feet, located in Watertown, New York. At December 31, 2002, the center was 100% leased and anchored by Hannaford's Supermarkets and Pier 1 Imports and included a separately owned Kmart (112,000 square feet).

        In May 2002, we also completed the acquisition of Marketplace Shopping Center, a 242,000 square foot grocer-anchored shopping center located in Independence, Missouri. At December 31, 2002, the center was 97% leased and anchored by Price Chopper and Old Navy.

        In August 2002, we completed the acquisition of an additional 38,000 square feet at Camelot Shopping Center, which was leased to Winn-Dixie.

        In December 2002, we completed the acquisition of Apple Glen Crossing, a 453,000 square foot grocer-anchored shopping center, of which we acquired 150,000 square feet, located in Fort Wayne, Indiana. At December 31, 2002, the center was 96% leased and anchored by Best Buy, Dick's Sporting Goods and Petsmart and included a separately owned Wal-Mart Supercenter (214,000 square feet) and Kohl's (89,000 square feet).

        In December 2002, we also completed the acquisition of Warminster Towne Center, a 320,000 square foot grocer-anchored shopping center, of which, we acquired 239,000 square feet, located in Warminster, Bucks County, Pennsylvania. At December 31, 2002, the center was 97% leased and anchored by Shop Rite, Ross Dress for Less, Petsmart and Office Max and included a separately owned Kohl's (81,000 square feet).

        In December 2002, we also completed the acquisition of Montgomery Commons, a 299,000 square foot grocer-anchored shopping center, of which we acquired 95,000 square feet located in Montgomery, Alabama adjacent to the Company's existing 267,000 square foot Montgomery Towne Center. At December 31, 2002, the center was 99% leased and anchored by Marshalls, Michael's and included a separately owned Wal-Mart Supercenter (204,000 square feet).

In-House Leasing and Property Management Program

        We believe that effective leasing is the key to successful asset management. We maintain close relationships with our tenants, properties and markets by maintaining 13 regional offices in addition to our corporate headquarters in Boston. A majority of these offices are staffed with leasing representatives. Our primary goal is for each leasing representative to become an expert in his or her marketplace by becoming familiar with current tenants as well as potential local, regional and national tenants who would complement our current tenant mix. The renewal and replacement of tenants is critical to our leasing and management performance.

        Our full time property managers are located throughout our regional offices, which make them easily accessible to our properties. This enables our managers to remain in frequent contact with our tenants to ensure the proper maintenance of our properties. We periodically renovate and improve our properties in response to market conditions to attract and retain our tenants.

        Our leasing and property management functions are supervised and administered by our executive officers at our Boston headquarters. Corporate management, leasing and property management personnel regularly visit all of our properties to support our regional personnel and to ensure implementation of our policies and directives.

Competition

        We believe that competition for the acquisition and operation of retail shopping centers is highly fragmented. We face competition from institutional pension funds, other REITs and owner-operators engaged in the acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets.

        We encounter competition for acquisitions of existing income-producing properties. We also face competition in leasing available space at our properties to prospective tenants. The actual competition for tenants varies depending upon the characteristics of each local market in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, the presence of anchor tenants and maintenance of properties.

Employees

        At December 31, 2002, we had 120 total employees. Our employees included 23 leasing and support personnel, 45 property management and support personnel, 8 legal and support personnel, and 44 corporate management and support personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

        We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

        We also make available free of charge on or through our Internet website (http://www.heritagerealty.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Risk Factors

        An investment in our common stock involves significant risks, which should be considered in addition to other information set forth elsewhere in this Form 10-K.

Adverse market conditions affect our results of operations.

        The economic performance and value of our real estate assets is subject to all of the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. Our properties currently are located in 26 states in the East and the Midwest. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn generally or in one of these industry sectors may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may impact the ability of our tenants to make lease payments. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be significantly harmed.

Downturns in the retailing industry likely will have a direct impact on our performance.

        Our properties consist of community and neighborhood shopping centers. Our performance therefore is linked to economic conditions in the market for retail space generally. The market for retail space has been, and could in the future be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the increasing market strength of Wal-Mart, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. To the extent that any of these conditions occur or continue, they are likely to impact market rents for retail space.

A downturn in our tenants' businesses, tenant bankruptcies, leasing delays we encounter, particularly with respect to our anchor tenants, could affect our ability to collect balances due from tenants and could seriously harm our operating results.

        At any time, our tenants may experience a downturn in their businesses that may weaken their financial condition. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. We are subject to the risk that these tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Any tenant bankruptcies, leasing delays, or failure to make rental payments when due could result in the termination of the tenant's lease and material losses to our company and would harm our operating results.

        If any of our anchor tenants becomes insolvent, suffers a downturn in business, or decides not to renew its lease or vacates a space at a property and prevents us from re-leasing that space by continuing to pay base rent for the balance of the term, it may seriously harm our business.

        At December 31, 2002, the Company had 12 tenants that contributed approximately 1.8% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2002, operating under bankruptcy protection, the largest of which was Kmart Corporation ("Kmart").

        On January 22, 2002, Kmart filed for bankruptcy protection. We currently lease space to Kmart at seven of our shopping centers, all of which were physically occupied at December 31, 2002, and represented approximately 1.3% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2002. In addition, Kmart owns store locations at four of our shopping centers and subleases space from a third party tenant at one of our other locations.

        On March 8, 2002, Kmart announced that it intended to close 284 store locations as part of its bankruptcy reorganization. None of the twelve store locations described above were included in the list of announced store closings. However, we agreed with Kmart to a rent reduction at one of our shopping centers of approximately $290,000 on an annualized basis.

        On January 14, 2003, Kmart announced that it intends to close an additional 326 store locations as part of its continued bankruptcy reorganization. Three of the twelve store locations described above were included in the list of announced store closings, including the location for which we had previously granted a rent reduction. These three planned store closings total approximately 290,120 square feet and represented approximately 0.59% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2002.

        Although Kmart has announced its current intended store closings, we are not able to fully predict the impact on our business of Kmart's bankruptcy filing at this time. For instance, Kmart could decide to close additional stores, including some or all of our remaining locations, terminate a substantial number of leases with us, or request additional rent reductions or deferrals. Any of these actions could adversely affect our rental revenues, and the impact may be material. In addition, Kmart's termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers, which could materially harm our business.

        Any bankruptcy filings by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant, the lease guarantor or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a tenant assumes the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, which may harm our financial condition.

Certain provisions of our leases with our tenants may harm our operating performance.

        We have entered into leases with our tenants that allow the tenant to terminate their lease or to seek a rent reduction from us if an anchor tenant in the same shopping center terminates its lease with us or fails to occupy the premises. In that event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease, which would reduce the income generated by that retail center. A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.

        In addition, in many cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants within that center to sell that merchandise or provide those services. When re-leasing space after a vacancy by one of these other tenants, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-lease or to re-lease on satisfactory terms could harm our operating results.

We face increasing competition in the leasing of space and for the acquisition of additional real estate properties and other assets.

        We face competition from similar retail centers within the neighborhood trade areas of each of our centers to renew leases or release space as leases expire. In addition, any new competitive properties that are developed within the neighborhood trade areas of our existing properties may result in increased competition for customer traffic and creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties, which we would not have otherwise planned to make. Any unbudgeted capital expenditures we undertake may divert cash that would otherwise be available for distributions to stockholders. Ultimately, to the extent we are unable to renew leases or re-lease space as leases expire, cash flow from tenants would be decreased resulting in lower operating results.

        In addition, we face competition in making acquisitions of additional real estate properties and other assets. Integral to our business strategy is our ability to expand through acquisitions, which requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are comparable with our growth strategy. We compete with many other entities engaged in real estate investment activities for acquisitions of retail shopping centers, including institutional pension funds, other REITs and other owner-operators of shopping centers. These competitors may drive up the price we must pay for the real estate properties, other assets and other companies we seek to acquire, or may succeed in acquiring those companies or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, during 2002, the number of entities and the amount of funds competing for suitable investment properties increased. This resulted in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced.

We anticipate that our working capital reserves and cash flow from operations may not be adequate to cover all of our cash needs and we will have to obtain financing from other sources.

        We anticipate that our working capital reserves will not be adequate to cover all of our cash needs. In order to cover those needs, we may have to obtain financing from other sources. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations.

We have over $1 billion of debt, a portion of which is variable rate debt, which may impede our business and operating performance.

        We have over $1.0 billion of outstanding indebtedness, approximately $251 million of which bears interest at a variable rate, and we have the ability to borrow $116 million of additional variable rate debt under our line of credit. Increases in interest rates on our existing indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions. For example, if market rates of interest on our variable rate debt outstanding at December 31, 2002 increase by 10%, or 27 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.7 million annually.

        As we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. In particular, we have outstanding indebtedness that will require principal amortization and balloon payments of $16 million in 2003. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity and that we will have to borrow additional funds to make these payments. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, which would adversely affect our operating results.

        We also intend to incur additional debt in connection with future acquisitions of real estate. We may, in some instances, borrow under our line of credit or borrow new funds to acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties we acquire. We may also borrow funds, if necessary, to satisfy the requirement that we distribute to stockholders as distributions at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

        Our substantial debt may harm our business and operating results, including:

  •
  Requiring our company to use a substantial portion of our funds from operations to pay interest, which reduces the amount available for distributions;
  •
  Placing us at a competitive disadvantage compared to our competitors that have less debt;
  •
  Making our company more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and
  •
  Limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future.

Our financial covenants may restrict our operating or acquisition activities.

        The mortgages on our properties contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our outstanding unsecured debt contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our ability to borrow under our line of credit is subject to compliance with these financial and other covenants. We rely on borrowings under our line of credit to finance acquisitions and redevelopment activities and for working capital, and if we were unable to borrow under our line of credit or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. The indenture under which our subsidiary, the Bradley Operating Limited Partnership ("Bradley OP"), previously issued unsecured public debt also contains limitations on the Bradley OP's ability to incur future secured and unsecured debt. If we need to pledge properties owned by the Bradley OP in order to borrow additional funds, these covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we breach covenants in our debt agreements, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan.

Mortgage debt obligations expose us to increased risk of loss of property, which could harm our financial condition.

        Incurring mortgage debt increases our risk of loss because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. We have entered into mortgage loans, which are secured by multiple properties and contain cross collateralization and cross default provisions. Specifically, we have three individual loans, which are secured by 29 properties, eight properties and two properties. Cross default provisions under each of these loans would allow a lender to foreclose on multiple properties in the event that we default on the loan. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the property. If the outstanding balance of the debt secured by the property exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.

We could become too highly leveraged because our organizational documents do not contain any limitation on the amount of debt we may incur.

        Our organizational documents do not limit the amount of indebtedness that we, or our two operating partnerships, may incur. Although we intend to maintain a balance between our total outstanding indebtedness and the value of our portfolio, we could alter this balance at any time. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

The costs of compliance with laws and changes in laws may harm our operating results.

        Costs associated with complying with laws and changes in laws may adversely affect our financial condition and operating results. We have incurred increases in expenses as a result of regulatory changes and the costs of compliance at the corporate level associated with becoming a public company. These expenses are generally not passed through to our tenants under our leases. As a result, these increased expenses may adversely affect our cash flow and our ability to service our debt and make distributions to our stockholders.

        In addition, our properties are subject to various federal, state and local regulatory requirements, such as the requirements of the Americans with Disabilities Act of 1990 and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by regulatory agencies and governmental authorities or awards of damages to private litigants. In addition, these requirements are subject to change and new requirements could be imposed that would require significant unanticipated expenditures by us. Any of these events could adversely affect our cash flow and distribution to stockholders.

The costs of compliance with environmental laws may harm our operating results.

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in, or released from its property. We currently have approximately 20 properties in our portfolio that are undergoing or have been identified as requiring some form of remediation to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our experience with properties in our portfolio, we believe the cost of remediation for contamination resulting from dry-cleaning pollutants will range from approximately $15,000 to $300,000 per property, and the cost of remediation for contamination from gasoline pollutants will range from approximately $15,000 to $100,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property.

        In addition to the costs of remediation described above, we may incur additional costs to comply with federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety generally. These laws, ordinances and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the management of asbestos and the remediation of contamination. Some of these laws, ordinances and regulations may impose joint and several liabilities on current or former tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the actions that caused the contamination. Some of these laws and regulations require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures on our part. Future laws, ordinances or regulations may impose material environmental liability, or the current environmental condition of our properties may affect the operations of our tenants, the existing condition of the land, operations in the vicinity of the properties, such as the presence of underground storage tanks, or the activities of unrelated third parties. These laws typically allow liens to be placed on the affected property. In addition, there are various local, state and federal fire, health, life-safety and similar regulations which may be applicable to our operations, and which may subject us to liability in the form of fines or damages for noncompliance.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.

        Catastrophic losses, such as losses due to wars, terrorist attacks, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property.

Liquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

        Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

        We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lockout provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These lockout provisions would restrict our ability to sell a property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and operating results.

Further issuances of equity securities may be dilutive to current security holders.

        The interest of our existing security holders could be diluted if additional equity securities are issued to finance future acquisitions and other working capital needs as an alternative to incurring additional indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

Our largest stockholder owns approximately 43% of our common stock, exercises significant control of our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

        Our largest stockholder, Net Realty Holding Trust, a wholly-owned subsidiary of The New England Teamsters and Trucking Industry Pension Fund, owns approximately 43% of the outstanding shares of our common stock and has the right to nominate four of our eleven directors. Accordingly, Net Realty Holding Trust is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors, and the determination of our day-to-day corporate and management policies. In addition, Net Realty Holding Trust is able to exercise significant control over the outcome of any proposed merger or consolidation of our company under Maryland law. Net Realty Holding Trust's ownership interest in our company may discourage third parties from seeking to acquire control of our company, which may adversely affect the market price of our common stock.

Provisions of the company's charter and bylaws could inhibit changes in control of the company, and could prevent stockholders from obtaining a premium price for our common stock.

        Our organizational documents contain provisions which may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our stockholders from being paid a premium for their shares of common stock over the then-prevailing market prices. These provisions include staggered terms for our directors, advance notice requirements for stockholder proposals and the absence of cumulative voting rights. In addition, our organizational documents permit our board of directors to issue up to 50,000,000 shares of preferred stock, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of preferred stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

Our board of directors has adopted the limitations available in Maryland law on changes in control that could prevent transactions in the best interests of stockholders.

        Certain provisions of Maryland law applicable to us prohibit "business combinations," including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the outstanding voting shares (which is referred to as a so-called "interested stockholder"), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock.

Our share ownership limit may discourage a takeover of the company and depress our stock price.

        In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our articles prohibit any stockholder from owning actually or constructively more than 9.8% of the value or number of outstanding shares of our capital stock. Our board of directors may exempt a person from the 9.8% ownership limit if the board determines, in its sole discretion that exceeding the 9.8% ownership limit as to any proposed transferee would not jeopardize our qualification as a REIT. This restriction may: discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or compel a stockholder who had acquired more than 9.8% of our stock to dispose of the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

Our business would be harmed if key personnel with longstanding business relationships with our tenants terminate their employment with us.

        Our future success depends, to a significant extent, upon the continued services of our corporate management team. In particular, the extent and nature of relationships that our corporate executives have developed with existing and prospective tenants and institutional and other owners and operators of retail shopping centers is critically important to the success of our business. There is no guarantee that these corporate executives will remain employed with our company, and we generally do not have employment agreements with most members of our corporate and regional management teams that impose a specific term of employment. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our corporate or regional management teams, would harm our business and our prospects.

We are subject to business constraints related to our status as a pension-held REIT.

        We are classified as a "pension-held REIT". As a result, some "qualified trusts" such as Net Realty Holding Trust may be required to treat a portion of the distributions that we pay as "unrelated business taxable income" unless we comply with certain rules. We intend to comply with those rules so that we do not generate "unrelated business taxable income" for our "qualified trust" shareholders, including Net Realty Holding Trust. Our compliance with those rules may affect the manner in which we are able to conduct our business and may cause us to refrain from taking actions or from consummating transactions on terms that would be advantageous to us and to our other shareholders.

If we fail to remain qualified as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation, reducing our earnings available for distribution.

        We intend to remain qualified as a REIT under the Internal Revenue Code, which will afford us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our distributions will not be deductible by us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay distributions. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even REITs are subject to federal and state income taxes.

        Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a "prohibited transaction," that income will be subject to a 100% tax. A "prohibited transaction" is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans would have no benefit from their deemed payment of that tax liability.

        We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnerships or at the level of the other companies through which we indirectly own our assets. We may not be able to continue to satisfy the REIT requirements, or it may not be in our best interests to continue to do so.

Item 2: Properties

Shopping Centers

        As of December 31, 2002, we had a shopping center portfolio consisting of 152 shopping centers, located in 26 states and totaling 30.7 million square feet of total GLA, of which 25.9 million square feet is company-owned GLA. Our shopping center portfolio was 93% leased as of December 31, 2002. We believe that our shopping center properties are adequately covered by insurance.

Subsequent Acquisition

        On January 23, 2003, we completed the acquisition of Spradlin Farm, a 442,000 square foot community shopping center, of which we acquired 181,000 square feet, located in Christiansburg, Virginia for $23.6 million. The center is approximately ten minutes from Blacksburg, Virginia and the Virginia Tech University campus. The property, which is 98% leased, is anchored by TJ Maxx, Barnes & Noble, Michael's and Goody's, and includes a separately owned Home Depot (124,000 square feet) and Target (137,000 square feet), and is adjacent to a new Wal-Mart Supercenter.

Other Properties

        As of December 31, 2002, the Company owned four office buildings, two in New York and two in Boston, totaling 281,000 square feet and ten single-tenant properties, totaling 26,000 square feet. During 2002, we disposed of one office building, a single tenant property, and a development property for aggregate proceeds of $10.4 million, resulting in an aggregate gain of $3.3 million. The sales of these properties are consistent with the Company's policy to sell non-core assets and redeploy the capital into the acquisition of primarily grocer-anchored shopping centers. We believe that our remaining office buildings and single-tenant properties are adequately covered by insurance.

Subsequent Disposition

        During the first quarter of 2003, the Company completed the disposition of its ten remaining single-tenant properties, which were classified as held for sale at December 31, 2002. The Company received proceeds of $2.4 million, resulting in a net gain on sale of $0.8 million.

Offices

        We own our headquarters building located at 535 Boylston Street, in the Back Bay of Boston, Massachusetts. In addition, we also manage our properties through 13 regional offices, strategically located throughout our portfolio states. We own 12 of our 13 regional offices, some of which are located in our shopping center properties. In addition, we anticipate opening two new regional offices in Tennessee and Michigan during 2003. We believe that our current and anticipated facilities are adequate for our present and future operations.

        The following tables provide information about our properties, our tenants and lease expirations.

Property Name and Location	Year Built/ Renovated(1)	% Leased as of 12/31/2002	Company- Owned GLA(2)	Total GLA(3)	Anchor SF(4)	Anchors(5)	Annualized Base Rent(6)	Annualized Base Rent/Sq. Ft.(7)
Shopping Centers:
Alabama
Montgomery Commons	1999	99%	95,300	299,050	257,550	Super Wal-Mart (Non-owned) Marshalls Michaels	$1,027,539	$10.78
Montgomery Towne Center	1996	99%	176,361	266,895	225,415	Winn Dixie Supermarket (Non-Owned) Bed, Bath & Beyond Circuit City Carmike Cinemas (Non-Owned) Just for Feet Barnes & Noble Office Max	$2,180,455	$12.36
Riverchase Village SC	1994	90%	178,511	187,711	128,225	Bruno's Supermarket Best Buy Barnes & Noble	$1,648,657	$9.24
Connecticut
Torrington Plaza	1963/1994	90%	125,730	132,930	42,037	TJ Maxx Staples	$1,170,613	$9.31
Florida
Barton Commons	1989	81%	215,049	218,049	138,518	K-Mart Bealls Dept. Store Bealls Outlet	$1,123,018	$5.22
Naples Shopping Center	1962/1997	99%	198,904	202,404	162,486	Publix Supermarket Marshalls Linens 'N' Things Office Depot Books A Million	$1,618,628	$8.14
Park Shore Shopping Center	1973/1993	99%	231,830	240,330	188,180	Fresh Market Supermarket K-Mart Rhodes Furniture Homegoods Sound Advice	$1,836,863	$7.92

Shoppers Haven Shopping Center	1959/1998	74%	207,049	207,049	88,404	Winn Dixie Supermarket Walgreens Bealls Outlet	$1,531,062	$7.39
Venetian Isle Shopping Center	1959/1992	97%	183,467	186,967	111,831	Publix Supermarket TJ Maxx Linens 'N' Things PetsMart	$1,657,442	$9.03
Georgia
Shenandoah Plaza	1987	96%	141,072	144,072	113,922	Ingles Market Wal-Mart	$636,683	$4.51
Illinois
Bartonville Square	1972	99%	61,678	61,678	41,824	Kroger Supermarket	$281,144	$4.56
Butterfield Square	1997	98%	106,824	121,427	51,677	Sunset Foods	$1,455,234	$13.62
The Commons of Chicago Ridge	1992/1999	91%	324,080	324,080	233,405	Home Depot Office Depot Marshalls Pep Boys (Ground Lease) Old Navy Michaels	$3,669,788	$11.32
The Commons of Crystal Lake	1995/1998	99%	273,060	365,335	210,569	Jewel Foods/Osco Drugs Marshalls Toys R Us Hobby Lobby (Non-Owned)	$3,128,390	$11.46
Crossroads Centre	1975/1988	98%	242,470	247,970	129,468	Malan Realty Investors, Inc./Hobby Lobby (Ground Lease) TJ Maxx	$1,620,855	$6.68

Fairhills Shopping Center	1971/1989	78%	107,614	117,714	49,330	Jewel Foods/Osco Drugs	$531,360	$4.94
Heritage Square	1992	100%	210,852	210,852	164,706	Circuit City Carson Furniture Gallery DSW Shoe Warehouse Rhodes Furniture	$2,528,392	$11.99
High Point Centre	1988	98%	240,032	240,032	141,068	Cub Foods Office Depot Babies R Us Big Lots	$2,288,057	$9.53
Parkway Pointe	1996	100%	38,737	222,037	179,300	Wal-Mart (Non-Owned) Target (Non-Owned) Party Tree (Non-Owned)	$474,804	$12.26
Rivercrest	1992/1999	99%	488,680	847,635	711,859	Dominick's Supermarket Best Buy PetsMart TJ Maxx Kimco Realty Corp./K-Mart Sears OfficeMax Hollywood Park Target (Non-Owned) Kohl's (Non-Owned) Menards (Non-Owned) Sony Theaters (Non-Owned)	$4,125,856	$8.44
Rollins Crossing	1995/1998	93%	150,576	344,696	283,704	Super K-Mart (Non-Owned) Sears Paint & Hardware Regal Cinema	$922,669	$6.13

Sangamon Center North	1970/1996	98%	139,907	151,107	79,257	Schnuck's Supermarket U.S. Post Office	$1,160,128	$8.29
Sheridan Village	1954/1995	93%	303,896	303,896	177,409	Bergner's Dept Store Cohen's Furniture Co.	$2,398,137	$7.89
Sterling Bazaar	1992	84%	84,637	84,637	52,337	Kroger Supermarket	$693,114	$8.19
Twin Oaks Centre	1991	96%	98,197	98,197	59,682	Hy-Vee Supermarket	$697,782	$7.11
Wardcliffe Shopping Center	1976/1977	100%	67,681	67,681	48,341	CVS Big Lots	$368,005	$5.44
Westview Center	1992	97%	326,072	416,872	244,265	Cub Foods Marshalls Mara Furniture Value City Dept. Store (Non-Owned)	$2,867,029	$8.79
Indiana
Apple Glen Crossing	2001/2002	96%	150,322	452,550	396,113	Super Wal-Mart (Non-owned) Kohl's (Non-owned) Dick's Sporting Goods Best Buy PetsMart	$1,700,381	$11.31
County Line Mall	1976/1991	52%	260,785	263,585	84,545	Kroger Supermarket OfficeMax	$1,100,987	$4.22
Double Tree Plaza	1996	95%	98,342	110,342	45,000	Amelia's Supermarket	$720,138	$7.32
Germantown Shopping Center	1985	71%	230,600	239,000	114,905	Beuhlers Supermarket Elder Beerman Dept Store Peebles Dept Store	$1,044,842	$4.53
King's Plaza	1965	87%	102,788	104,888	60,200	Cub Foods	$423,648	$4.12

Lincoln Plaza	1968	100%	95,814	95,814	39,104	Kroger Supermarket	$677,908	$7.08
Martin's Bittersweet Plaza	1992	96%	78,245	81,255	61,079	Martin's Supermarket Osco Drug	$544,224	$6.96
Rivergate Shopping Center	1982	94%	133,086	137,486	108,086	Super Foods/Blue River Trading Wal-Mart	$503,024	$3.78
Sagamore Park Centre	1982	87%	102,487	102,487	41,154	Payless Supermarket	$886,809	$8.65
Speedway SuperCenter	1960/1998	91%	567,014	567,014	237,399	Kroger Supermarket AJ Wright Kohl's Sears Factory Card Outlet Old Navy	$4,723,360	$8.33
The Village	1950	80%	312,187	314,987	98,025	US Factory Outlet AJ Wright Ind. Dept of Employment	$1,847,949	$5.92
Washington Lawndale Commons	1957/1993	82%	336,674	336,674	131,089	Stein Mart Dunham's Sporting Goods Sears/Bedland Jo-Ann Fabrics Books A Million	$1,723,987	$5.12
Iowa
Burlington Plaza West	1989	83%	88,118	92,118	52,468	Festival Foods	$494,948	$5.62
Davenport Retail Center	1996	100%	62,588	229,588	214,433	Staples PetsMart Super Target (Non-Owned)	$646,050	$10.32
Kimberly West	1987/1997	96%	113,713	116,513	76,896	Hy-Vee Supermarket	$641,933	$5.65
Parkwood Plaza	1992	92%	126,369	126,369	63,108	Albertson's Supermarket	$752,917	$5.96
Southgate Shopping Center	1972/1996	86%	155,399	155,399	102,065	Hy-Vee Supermarket Big Lots	$476,627	$3.07
Spring Village	1980/1991	88%	90,263	92,763	45,763	Eagle Foods	$431,421	$4.78
Warren Plaza	1980/1993	96%	90,102	187,135	148,525	Hy-Vee Supermarket Target (Non-Owned)	$681,101	$7.56

Kansas
Mid State Plaza	1971	89%	286,601	292,906	180,288	Food 4 Less Sutherlands Lumber Hobby Lobby Carroll's Books	$903,947	$3.15
Santa Fe Square	1987	100%	133,698	133,698	55,820	Hy-Vee Supermarket	$1,236,936	$9.25
Shawnee Parkway Plaza	1979/1995	85%	92,213	92,213	59,128	Price Chopper Supermarket	$585,579	$6.35
Village Plaza	1975	80%	55,698	55,698	31,431	Falley's Food 4 Less	$277,330	$4.98
Westchester Square	1968/1998	88%	164,944	168,644	63,000	Hy-Vee Supermarket	$1,271,522	$7.71
West Loop Shopping Center	1986/1998	97%	199,032	199,032	78,558	Dillons Supermarket Waters True Value	$1,233,835	$6.20
Kentucky
Camelot Shopping Center	1969/1997	69%	150,461	150,461	61,500	Winn Dixie Supermarket Gatti's Pizza	$785,908	$5.22
Dixie Plaza	1987	100%	48,021	82,804	59,383	Winn Dixie Supermarket Frank's Nursery (Non-Owned)	$382,893	$7.97
Midtown Mall	1970/1994	92%	153,716	153,716	96,171	Kroger Supermarket Big Lots/Odd Lots Gatti's Pizza	$887,320	$5.77
Plainview Village Center	1977	94%	163,128	193,928	30,975	Kroger Supermarket	$1,372,433	$8.41
Stony Brook	1988	100%	137,013	238,213	169,775	Kroger Supermarket H.H. Gregg (Non-Owned)	$1,562,564	$11.40

Maine
Pine Tree Shopping Center	1958/1973	100%	254,378	254,378	200,178	Shaw's Supermarket (Ground Lease) Ames Department Stores, Inc. Mardens Jo-Ann Fabrics AJ Wright	$1,414,210	$5.56
Massachusetts
Berkshire Crossing	1996	100%	441,412	441,412	389,561	Price Chopper Wal-Mart (Ground Lease) Home Depot (Ground Lease) Staples Michaels Barnes & Noble	$3,194,526	$7.24
Lynn Market Place	1966/1993	100%	78,092	78,092	52,620	Shaw's Supermarket	$608,336	$7.79
Watertower Plaza	1988/1998	89%	296,320	296,320	194,078	Shaw's Supermarket TJ Maxx OfficeMax Barnes & Noble Linens 'N' Things Petco Michaels	$3,612,288	$12.19
Westgate Plaza	1969/1996	100%	103,903	103,903	77,768	Stop & Shop/Staples TJ Maxx	$1,007,061	$9.69
Michigan
Cherry Hill Marketplace	1992/1999	88%	122,132	125,032	53,739	Farmer Jacks	$1,261,120	$10.33

Grand Traverse Crossing	1996	99%	387,273	387,273	339,156	Wal-Mart (Ground Lease) Home Depot (Ground Lease) Borders (Ground Lease) Toys R Us Staples PetsMart	$2,874,681	$7.42
The Courtyard	1989	100%	125,965	262,875	219,421	V.G. Food Center OfficeMax Dunhams Sporting Goods Home Depot (Non-Owned)	$1,047,544	$8.32
Redford Plaza	1956/1987	96%	284,913	284,913	194,014	Kroger Supermarket Burlington Coat Factory Bally Total Fitness AJ Wright Aco Hardware The Resource Network	$2,337,766	$8.21
Minnesota
Austin Town Center	1999	98%	110,680	200,680	170,789	Rainbow Foods Staples Target (Non-Owned)	$957,300	$8.65
Brookdale Square	1971/1994	95%	185,883	185,883	159,402	Circuit City Office Depot Brookdale Theater Pep Boys Heart Alive Hennepin County	$1,106,990	$5.96
Burning Tree Plaza	1987/1998	100%	173,929	173,929	117,716	Best Buy TJ Maxx Hancock Fabrics Dunham's Sporting Goods	$1,574,358	$9.05

Central Valu Center	1961/1984	86%	123,350	123,350	90,946	Rainbow Foods Slumberland Clearance	$778,034	$6.31
Division Place	1991	97%	129,354	134,354	24,016	TJ Maxx	$1,387,644	$10.73
Elk Park Center	1995/1999	100%	204,992	302,635	192,843	Cub Foods Target (Non-Owned) OfficeMax	$1,962,610	$9.57
Har Mar Mall	1965/1992	92%	434,355	434,355	226,838	Cub Foods Barnes & Noble Marshalls TJ Maxx AMC Theatres Michaels	$4,314,793	$9.93
Hub West(9) Richfield Hub	1952/1992	99%	214,855	217,655	129,400	Rainbow Foods Bally Total Fitness Marshalls Michaels	$2,325,702	$10.82
Marketplace at 42	1999	97%	120,377	150,577	72,371	Rainbow Foods Walgreens (Non-owned)	$1,555,555	$12.92
Roseville Center	1950/2000	80%	76,810	155,610	65,000	Rainbow Foods (Non-Owned)	$749,209	$9.75
Southport Centre	1992	100%	124,937	426,985	346,566	Cub Foods (Non-Owned) Best Buy Frank's Nursery Super Target (Non-Owned) OfficeMax (Non-Owned)	$1,455,496	$11.65
Sun Ray Shopping Center	1958/1992	97%	256,154	256,154	132,519	JC Penney TJ Maxx Bally Total Fitness Michaels Petters Warehouse Direct	$2,104,153	$8.21
Ten Acres Center	1972/1986	99%	162,364	162,364	133,894	Cub Foods Burlington Coat Factory	$1,072,268	$6.60

Terrace Mall	1979/1993	89%	135,031	250,031	212,430	Rainbow Foods Montgomery Ward (Non-owned) North Memorial Medical	$970,849	$7.19
Westwind Plaza	1985	97%	87,933	147,933	80,245	Cub Foods (Non-Owned) Northern Hydraulics	$1,030,707	$11.72
White Bear Hills	1990/1996	100%	73,095	81,895	45,679	Festival Foods	$634,791	$8.68
Missouri
Ellisville Square	1990	98%	146,052	149,552	107,772	K-Mart Lukas Liquors	$1,359,978	$9.31
Grandview Plaza	1961/1991	89%	296,008	296,008	200,075	Schnuck's Supermarket Old Time Pottery OfficeMax Walgreens	$1,641,804	$5.55
Hub Shopping Center	1972/1995	97%	163,072	163,072	103,322	Price Chopper Supermarket	$810,522	$4.97
Liberty Corners	1987/1996	94%	125,432	214,932	136,500	Price Chopper Supermarket Sutherlands (Non-Owned)	$924,979	$7.37
Maplewood Square	1998	100%	71,590	75,590	57,575	Shop n' Save Supermarket	$529,391	$7.39
Marketplace at Independence	1988	97%	241,898	241,898	133,942	Price Chopper Supermarket Old Navy	$2,188,664	$9.05
Prospect Plaza	1979/1999	100%	189,996	189,996	136,566	Hen House Grocery Hobby Lobby Factory Oak Outlet	$1,580,692	$8.32
Watts Mill Plaza	1973/1997	100%	161,717	169,717	91,989	Price Chopper Supermarket Westlake Hardware	$1,455,818	$9.00

Nebraska
Bishop Heights	1971/1997	100%	34,388	128,448	106,992	Russ's IGA Supermarket Shopko (Non-Owned)	$109,012	$3.17
Cornhusker Plaza	1988	95%	84,083	163,063	121,723	Hy-Vee Supermarket Wal-Mart (Non-Owned)	$448,609	$5.34
Eastville Plaza	1986	100%	68,546	133,636	99,046	Hy-Vee Supermarket Menard's (Non-Owned)	$560,761	$8.18
Edgewood Shopping Center	1980/1994	94%	172,729	400,179	295,020	SuperSaver Supermarket Osco Drug Target (Non-Owned) K-Mart (Non-Owned)	$1,404,790	$8.13
The Meadows	1998	100%	67,840	70,840	50,000	Russ' IGA Supermarket	$518,193	$7.64
Miracle Hills Park	1988	82%	69,638	139,638	66,000	Cub Foods (Non-Owned)	$728,405	$10.46
Stockyards Plaza	1988	99%	129,459	148,659	85,649	Hy-Vee Supermarket Movies 8	$959,114	$7.41
New Hampshire
Bedford Grove	1989	100%	216,941	216,941	175,745	Shop N' Save Wal-Mart (Ground Lease)	$1,718,735	$7.92
Bedford Mall	1963/1999	86%	264,375	264,375	188,607	Marshalls Bob's Stores Staples Linens 'N' Things Decathalon Sports (Ground Lease) Hoyts Cinemas	$2,424,219	$9.17

Capitol Shopping Center	1961/1999	95%	182,971	189,971	129,551	Demoulas Market Basket Ames Department Stores, Inc. Marshalls	$996,420	$5.45
Tri City Plaza	1968/1992	100%	146,947	146,947	84,920	Demoulas Market Basket TJ Maxx	$910,245	$6.19
New Jersey
Cross Keys Common	1995	93%	371,128	371,128	218,978	Acme Markets Sears Wal-Mart Staples	$3,822,723	$10.30
Morris Hills Shopping Center	1957/1994	100%	159,454	159,454	109,161	Mega Marshalls Clearview Cinema Michaels	$2,319,821	$14.55
New Mexico
St. Francis Plaza	1992/1993	100%	35,800	35,800	20,850	Wild Oats Market	$389,897	$10.89
New York
College Plaza	1975/1994	96%	175,086	175,086	126,812	Bob's Stores Marshalls Eckerd Drugs Staples	$1,373,521	$7.84
Dalewood I Shopping Center	1966/1995	100%	58,969	58,969	36,989	Pathmark	$894,291	$15.17
Dalewood II Shopping Center	1970/1995	100%	81,326	81,326	59,326	Turco's Supermarket Bed, Bath & Beyond	$1,846,115	$22.70
Dalewood III Shopping Center	1972/1995	100%	48,390	48,390	28,361	TJ Maxx	$1,164,334	$24.06
Falcaro's Plaza	1968/1993	100%	61,295	63,295	29,887	OfficeMax	$952,554	$15.54

Kings Park Shopping Center	1963/1985	100%	71,940	73,940	48,870	Key Foods TJ Maxx	$983,943	$13.68
Nesconset Shopping Center	1961/1999	100%	122,996	124,996	33,460	Office Depot/HomeGoods	$1,682,031	$13.68
Parkway Plaza	1973/1992	97%	89,704	89,704	31,600	TJ Maxx	$1,751,684	$19.53
Roanoke Plaza	1972/1994	100%	87,161	89,661	43,590	Produce Warehouse TJ Maxx	$976,044	$11.20
Rockville Centre Shopping Center	1975	100%	44,131	44,131	27,781	HomeGoods	$577,407	$13.08
Salmon Run Plaza	1993	100%	68,761	181,195	164,614	Hannaford's Supermarket K-Mart (Non-Owned)	$1,084,328	$15.77
Suffolk Plaza	1967/1998	98%	84,480	89,680	56,759	Waldbaum's Supermarket	$665,439	$7.88
Three Village Plaza	1964/1991	100%	77,458	77,458	40,455	Swezey and Newins	$911,652	$11.77
Turnpike Plaza	1971/1994	100%	52,950	52,950	30,700	Waldbaum's Supermarket	$944,601	$17.84
North Carolina
The Commons at Chancellor Park	1994	100%	341,860	351,460	312,497	Home Depot (Ground Lease) K-Mart Circuit City Marshalls Gold's Gym	$2,048,979	$5.99
Crown Point Shopping Center	1990	100%	147,200	164,200	135,200	Lowe's of Crown Point Babies R US	$1,014,775	$6.89
Franklin Square	1990	95%	310,435	517,735	379,568	Super Wal-Mart (Non-Owned) Best Buy Ross Dress for Less Bed, Bath & Beyond Dollar Tree Pep Boys (Ground Lease) OfficeMax Michaels	$2,854,164	$9.19

Innes Street Market	1998	100%	349,356	349,356	296,740	Food Lion Supermarket Lowe's Home Centers Tinseltown Cinema Marshalls Staples Circuit City Old Navy	$3,362,023	$9.62
McMullen Creek Shopping Center(10)	1988	93%	283,638	293,238	98,222	Winn Dixie Supermarket Burlington Coat Factory	$2,897,659	$10.22
New Centre Market	1998	98%	143,763	266,263	202,040	Target (Non-Owned) Marshalls PetsMart OfficeMax	$1,644,223	$11.44
River Ridge Marketplace	1984/1996	95%	214,454	214,454	104,541	Food Lion Supermarket Hamricks Kitchen & Company	$1,445,625	$6.74
Tarrymore Square	1989	78%	260,405	260,405	85,447	Marshalls Dick's Sporting Goods	$2,119,454	$8.14
University Commons	1989	73%	231,943	231,943	79,272	Lowes Foods TJ Maxx AC Moore	$1,710,546	$7.37

University Commons Greenville	1996	100%	232,821	338,021	270,249	Kroger Supermarket TJ Maxx Circuit City Barnes & Noble Target (Non-Owned) Linens 'N' Things	$2,632,218	$11.31
Wendover Place	1997	98%	415,886	548,786	441,954	Harris-Teeter/Michaels Kohl's Dick's Sporting Goods Babies R Us PetsMart Old Navy Linens 'N' Things Target (Non-Owned)	$4,356,773	$10.48
Ohio
30th Street Plaza	1951/1999	96%	157,085	157,085	111,251	Giant Eagle Supermarket Marc's Pharmacy	$1,422,196	$9.05
Clock Tower Plaza	1989	99%	237,975	244,475	172,300	Ray's Supermarket Wal-Mart	$1,435,876	$6.03
Salem Consumer Square	1988	94%	274,652	274,652	131,650	Cub Foods Office Depot Michigan Sporting Goods AJ Wright	$2,312,637	$8.42
Pennsylvania
Boyertown Plaza	1961	84%	83,229	88,629	50,229	Ames	$449,109	$5.40

Lehigh Shopping Center	1955/1999	71%	343,432	347,432	191,920	Giant Foods Mega Marshalls Staples D&D Budget & Clearance Frank's Nursery	$1,409,967	$4.11
Warminster Towne Center	1997	97%	239,143	319,826	276,951	Shop Rite/Supervalu Kohl's (Non-owned) Ross Dress for Less PetsMart OfficeMax Pep Boys Rag Shop Old Navy	$3,019,577	$12.63
South Dakota
Baken Park	1962/1997	98%	195,526	195,526	95,039	Nash Finch Supermarket Ben Franklin Boyd's Drug	$1,467,951	$7.51
Tennessee
Oakwood Commons	1989/1997	96%	291,535	295,285	192,279	Publix Supermarket K-Mart Peebles Dept. Store	$2,011,751	$6.90
Watson Glen Shopping Center	1989	100%	264,360	264,360	206,427	Bi-Lo Foods K-Mart Goody's Family Clothing World Gym	$1,933,249	$7.31

Williamson Square(12)	1988/1993	78%	331,931	342,181	143,700	Kroger Supermarket Hobby Lobby USA Baby	$2,304,333	$6.94
Vermont
Rutland Plaza	1966/1996	99%	224,514	234,514	182,264	Price Chopper Supermarket Wal-Mart TJ Maxx Plaza Movie Plex	$1,795,372	$8.00
Wisconsin
Fairacres Shopping Center	1992	100%	79,736	82,486	58,678	Pick 'N' Save Supermarket	$681,270	$8.54
Fitchburg Ridge	1980	69%	50,038	61,288	16,631	Wisconsin Dialysis	$139,157	$2.78
Fox River Plaza	1987	100%	169,883	173,383	137,113	Pick 'N' Save Supermarket K-Mart	$822,325	$4.84
Garden Plaza	1990	95%	80,099	80,099	49,564	Pick 'N' Save Supermarket	$527,255	$6.58
Madison Plaza	1988/1994	91%	127,584	127,584	68,309	SuperSaver Foods	$910,387	$7.14
Mequon Pavilions	1967/1991	90%	211,425	211,425	65,995	Jewel Foods / Osco Drugs Bed, Bath & Beyond	$2,554,669	$12.08
Moorland Square	1990	97%	98,288	195,388	149,674	Pick 'N' Save Supermarket K-Mart (Non-Owned)	$777,378	$7.91
Oak Creek Centre	1988	99%	91,510	99,510	50,000	Sentry Supersaver	$602,923	$6.59
Park Plaza	1959/1993	96%	114,678	114,678	74,063	Sentry Foods Big Lots	$688,154	$6.00

Spring Mall	1967/1994	77%	210,421	210,421	140,041	Pick 'N' Save Supermarket TJ Maxx Walgreens	$1,227,788	$5.83
Taylor Heights	1989	100%	85,072	223,862	158,630	Piggly Wiggly Foods Wal-Mart (Non-Owned)	$901,667	$10.60

TOTAL SHOPPING CENTERS		93%	25,924,762	30,717,746	19,849,569		$214,594,382	$8.28

Single Tenant Properties:
General Host (6 properties) Florida	Various	100%	12,000	12,000			$69,372	$5.78
Sambo's Restaurants (3 properties) Florida	Various	100%	12,000	12,000			$147,435	$12.29
Subway (1 property) Florida	1975	100%	1,800	1,800			$13,200	$7.33

TOTAL SINGLE TENANT PROPERTIES		100%	25,800	25,800			$230,007	$8.92

Office Buildings:
William J. McCarthy Building	1963/1995	97%	93,335	93,335	NETT Heritage Clarke & Company	$3,758,342	$40.27
545 Boylston Street	1972/1996	95%	89,140	89,140	Allied Advertising	$3,196,674	$35.86
Executive Office Building	1970	91%	40,230	40,230	Lipner Gordon & Co. Norca Sol G Atlas Realty Heritage	$923,368	$22.95
Fortune Office Building	1969	89%	58,503	58,503	N/A	$1,075,485	$18.38

TOTAL OFFICE BUILDINGS		94%	281,208	281,208		$8,953,869	$31.84

TOTAL PORTFOLIO		93%	26,231,770	31,024,754		$223,778,258	$8.53

(1)
Represents the year the property originally opened for business and, if applicable, the year in which a substantial renovation was completed. These dates do not include years in which tenant improvements were made to the properties.

(2)
Represents GLA owned by us, including 1,027,411 square feet of gross leasable area subject to ground leases and excludes 4,792,984 square feet of non-owned GLA.

(3)
Some of our shopping centers contain space not owned by us and space leased to tenants under ground leases. In addition to Company-Owned GLA, Total GLA includes approximately 4.8 million square feet of this non-owned GLA, which generally is owned directly by the anchor occupying this space, and 1.0 million square feet of ground leased GLA.

(4)
Represents square feet of GLA at a property that an anchor tenant either leases or owns.

(5)
We define anchor tenants as single tenants which lease 15,000 square feet or more at a property.

(6)
We calculate Annualized Base Rent for all leases in place in which tenants are in occupancy at December 31, 2002, as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquired from NETT's real estate company upon our formation, or relating to properties acquired from Bradley, we calculate total base rent to be received beginning from the date we acquired the property.

(7)
Represents Annualized Base Rent divided by Company-Owned GLA at December 31, 2002.

(8)
Property contains 11,697 square feet of office space.

(9)
Property is comprised of two shopping centers.

(10)
Property contains 32,406 square feet of office space.

(11)
We hold a leasehold interest in this property pursuant to a ground lease that expires in 2088.

(12)
Williamson Square is a joint venture of which we own 60%.

Top 20 Tenants by Annualized Base Rent

Tenant	# of Stores	Total GLA	GLA as a % of Total	(1) Tenant Annualized Base Rent	(2) % of Total Annualized Base Rent	Type of Business
TJX Companies(3)	42	1,260,949	4.81%	$11,242,241	5.02%	Off Price/Soft Goods
Kroger(4)	13	695,687	2.65%	4,974,272	2.22%	Grocer
Fleming Companies(5)	13	692,996	2.64%	4,892,684	2.19%	Grocer
Supervalu(6)	9	609,154	2.32%	4,323,739	1.93%	Grocer
Wal-Mart	8	834,962	3.18%	3,490,427	1.56%	Discount
Home Depot	4	459,073	1.75%	2,978,360	1.33%	Home Improvement
K-Mart(7)	7	641,130	2.44%	2,889,583	1.29%	Discount
OfficeMax	11	281,020	1.07%	2,855,606	1.28%	Office Products
Charming Shoppes(8)	37	312,605	1.19%	2,785,279	1.24%	Discount/Apparel
Staples	10	254,018	0.97%	2,607,231	1.17%	Office Products
Hy-Vee	9	513,999	1.96%	2,598,962	1.16%	Grocer
Barnes & Noble(9)	7	160,961	0.61%	2,593,040	1.16%	Books
Hallmark	43	216,654	0.83%	2,576,730	1.15%	Cards/Gifts
Walgreens	16	204,431	0.78%	2,409,504	1.08%	Drug Store
Albertson's(10)	7	319,122	1.22%	2,320,485	1.04%	Grocer
PetsMart	8	195,836	0.75%	2,169,971	0.97%	Pet Supplies
Blockbuster	22	137,946	0.53%	2,169,318	0.97%	Video Sales/Rentals
Circuit City	6	181,149	0.69%	2,165,841	0.97%	Electronics
Associated Wholesale Grocers(11)	6	401,848	1.53%	2,145,528	0.96%	Grocer
Linens N Things	6	179,705	0.69%	2,135,832	0.95%	Soft Goods

(1)
We calculate annualized base rent for all leases in place in which tenants are in occupancy at December 31, 2002 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquire, we calculate total base rent to be received beginning from the date we acquired the property.

(2)
Represents total Tenant Annualized Base Rent divided by Total Annualized Base Rent of $223,778,258.

(3)
TJX Companies include: TJ Maxx (19), Marshalls (16), A.J. Wright (5) and Homegoods (2).

(4)
The Kroger Co. includes: Kroger (11), Pay Less Supermarket (1) and Dillons (1).

(5)
Fleming Companies Inc. include: Rainbow Foods (5), and the following sub-operators: Sentry Foods (2), Super Saver (2), Festival Foods (2) and Russ' IGA (2).

(6)
Supervalu Inc. includes: Cub Foods (6), Shop n' Save (1), Shop Rite (1) and Ray's Supermarket (1).

(7)
K-Mart has indicated that it plans to close 3 of the Company's locations totaling approximately 290,120 square feet. Following the closures, K-Mart will occupy 351,010 square feet, representing 1.34% of total GLA, and will contribute $1,558,664 of annual

(8)
Charming Shoppes includes: Fashion Bug (32), Lane Bryant (2) and Catherine's (3).

(9)
Barnes & Noble includes: Barnes & Noble (6) and B Dalton (1).

(10)
Albertson's includes: Albertson's (1), Jewel/Osco (3), Osco Drug (2) and Acme Markets (1).

(11)
Associated Wholesale Grocers includes: Price Chopper (5) and Food 4 Less (1).

Lease Expiration Summary

Lease Expiration Year	Number of Expiring Leases	Expiring Square Feet	% of Total Sq. Ft. Expiring	Expiring Base Rent(1)	% of Total Base Rent	Expiring Base Rent / Sq. Ft.(2)
2003	538	1,796,562	7.4%	$19,006,702	8.2%	$10.58
2004	511	2,610,129	10.7%	25,467,747	11.0%	9.76
2005	555	2,413,168	9.9%	27,488,507	11.9%	11.39
2006	397	2,539,153	10.4%	24,165,053	10.4%	9.52
2007	331	2,315,684	9.5%	22,410,482	9.7%	9.68
2008	185	1,925,282	7.9%	16,989,452	7.3%	8.82
2009	96	1,401,952	5.7%	14,018,377	6.0%	10.00
2010	90	1,172,169	4.8%	11,934,196	5.1%	10.18
2011	86	1,342,628	5.5%	12,852,559	5.5%	9.57
2012	77	987,625	4.0%	10,587,665	4.6%	10.72
2013 and Thereafter	175	5,935,381	24.3%	47,016,276	20.3%	7.92

Totals	3,041	24,439,733	100.0%	$231,937,016	100.0%	$9.49

(1)
Represents the last 12 months of rent payable immediately prior to the expiration of the lease.

(2)
Represents Expiring Base Rent divided by Expiring Square Feet.

Item 3: Legal Proceedings

        On October 31, 2001, a complaint was filed against us in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that we owe Mr. Donahue and his firm a fee in connection with services he claims he performed on our behalf in connection with our acquisition of Bradley Real Estate, Inc. On September 18, 2000, Heritage acquired Bradley Real Estate, Inc. ("Bradley"), a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Through his personal relationships with the parties involved, Mr. Donahue introduced us to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of our acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration we paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts's law.

        On December 30, 2001, we filed a motion to dismiss all of Mr. Donahue's claims. Mr. Donahue filed an opposition to our motion and on March 22, 2002, a hearing was held by the court. On November 29, 2002, the court granted our motion to dismiss Mr. Donahue's claims. Mr. Donahue has since filed an appeal of the court's decisions. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

        Except as set forth above, we are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance. In the opinion of our management, based upon currently available information, this litigation is not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading on the New York Stock Exchange on April 24, 2002, under the symbol "HTG". As of March 7, 2003, we had approximately 6,500 common stockholders of record.

        The following table sets forth, for the periods indicated and on a per-share basis, the high and low closing prices as reported by the New York Stock Exchange and per-share distributions declared since our initial public offering:

	High	Low	Distributions
Second Quarter 2002 (April 24, 2002 to June 30, 2002)	$26.71	$24.60	$0.363
Third Quarter 2002	$25.50	$23.65	$0.525
Fourth Quarter 2002	$25.00	$23.06	$0.525

        We intend to continue to declare quarterly distributions. No assurance, however, can be provided as to the amounts or timing of future distributions, as the maintenance of those distributions is subject to various factors, including the discretion of our Board of Directors, limitations contained in our debt instruments, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements. In order to qualify for the beneficial tax treatment accorded to REITs under the Internal Revenue Code, we are required to make distributions to holders of our shares in an amount equal to 90% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code.

Item 6: Selected Financial Data

        The following selected historical consolidated financial and operating data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements on page F-1 of this Form 10-K. Our historical financial information has been presented on an accrual basis in accordance with generally accepted accounting principles, ("GAAP"), applicable to real estate investment trusts for all periods presented since our commencement of operations on July 9, 1999. Prior to our formation, our business was operated by The New England Teamsters and Trucking Pension Fund's ("NETT") real estate company. Accordingly, the historical financial information presented for all periods prior to our formation was prepared by NETT on a fair value basis in accordance with GAAP applicable to pension funds such as NETT.

        The major differences between the two types of GAAP are:

  •
  Pension funds report the periodic changes in the estimated fair value of the real estate investments as unrealized gain (loss) in fair value of assets;

  •
  Pension funds do not report periodic depreciation expense on the real estate investments; and

  •
  Pension funds report rental revenues as payments are due, whereas REITs report rental income on a straight-line basis over the term of the lease if the lease contains deferred payment terms.

	Year Ended December 31,			July 9, 1999 to Dec. 31,
	2002	2001	2000(1)	1999
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Rentals and recoveries	$277,931	$255,208	$138,896	$38,430
Interest and other	88	298	2,117	485

Total revenue	278,019	255,506	141,013	38,915

Expenses:
Operating	80,078	75,035	38,514	10,992
General and administrative	23,351	12,640	8,274	2,699
Depreciation and amortization	70,023	64,051	34,808	9,788
Interest	72,312	90,342	35,517	2,032

Total expenses	245,764	242,068	117,113	25,511

Income before net gains	32,255	13,438	23,900	13,404
Net gains on sales of real estate investments and equipment	2,924	4,159	1,890	—
Net derivative (losses) gains	(7,766)	986	—	—

Income before allocation to minority interests, discontinued operations and extraordinary item	27,413	18,583	25,790	13,404
Income allocated to minority interests	(6,891)	(6,656)	(1,941)	—
Income from discontinued operations	651	309	253	120
Extraordinary loss on prepayment of debt, net of minority interest	(6,730)	—	—	—

Net income	14,443	12,236	24,102	13,524
Preferred stock distributions	(14,302)	(43,345)	(38,410)	(17,487)
Accretion of redeemable equity	(328)	(995)	(329)	(25)

Net loss attributable to common shareholders	$(187)	$(32,104)	$(14,637)	$(3,988)

Per Share Data:
Basic loss attributable to common shareholders	$(0.01)	$(4.71)	$(2.40)	$(0.69)
Diluted loss attributable to common shareholders	$(0.01)	$(4.71)	$(2.40)	$(0.69)
Weighted average common shares outstanding—Basic	30,257	6,818	6,088	5,781
Weighted average common and common equivalent shares outstanding—Diluted	30,286	6,818	6,088	5,781
BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$2,178,533	$1,948,968	$1,899,025	$690,454
Total assets	2,059,557	1,907,265	1,905,662	719,431
Total liabilities	1,095,396	1,218,751	1,173,790	148,394
Minority interests	85,553	77,952	77,981	—
Redeemable equity	—	123,094	122,099	24,806
Shareholders' equity	878,608	487,468	531,792	546,231
OTHER DATA:
# of shopping centers (at end of period)	152	142	140	42
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)(2)	25,925	23,154	22,902	7,503
% leased (at end of period)	93%	93%	94%	92%
Total portfolio net operating income	$197,853	$180,173	$100,382	$27,438
Funds from Operations(3)	72,733	27,460	18,067	5,666
Cash flow from operating activities	121,172	78,726	64,816	31,887
Cash flow from investing activities	(129,257)	(39,216)	(745,119)	(97,880)
Cash flow from financing activities	3,430	(37,450)	656,594	93,788

(1)
Includes approximately 3.5 months of operations of the properties acquired from Bradley Real Estate, Inc. on September 18, 2000.

(2)
Represents the total gross leasable area of all Company-owned and operated shopping center square footage.

(3)
We calculate Funds from Operations in accordance with the best practices described in the April 2001 National Policy Bulletin of the National Association of Real Estate Investment Trusts, referred to as NAREIT, and NAREIT's 1995 White Paper on Funds from Operations, as supplemented in November 1999. The White Paper defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that Funds from Operations is helpful to investors as a measure of our performance as an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. Our computation of Funds from Operations may, however, differ from the methodology for calculating funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs.

	HERITAGE PREDECESSOR(1)
	Oct. 1, 1998 to July 8, 1999	Year Ended Sept. 30, 1998
	(in thousands)
INCOME STATEMENT DATA:
Revenue:
Rentals and recoveries	$55,941	$67,074
Interest and other	393	628

Total revenue	56,334	67,702

Expenses:
Operating	17,247	23,117
General and administrative	3,757	3,060
Interest	2,155	1,292

Total expenses	23,159	27,469

Net additions from operations	33,175	40,233
Unrealized gain (loss) in fair value of assets	35,170	11,511
Net gains (losses) on sales of real estate investments and equipment	(8,807)	3,239

Net additions after gains (losses)	59,538	54,983
Distributions to NETT	(25,858)	(20,771)

Net increase (decrease) in net assets	$33,680	$34,212

BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$578,200	$544,937
Total assets	585,592	557,514
Total liabilities	35,592	41,194
OTHER DATA:
# of shopping centers (at end of period)	41	40
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)	7,155	6,700
% leased (at end of period)	92%	92%
Total portfolio net operating income	$38,694	$43,957

(1)
Certain information contained in the Heritage table is not included in the Heritage Predecessor table because this information is not comparable to Predecessor's operations or accounting requirements. This information includes, for example, depreciation and amortization expense, net income, earnings per share and various cash flow disclosures. Additionally, Predecessor reports unrealized gain/loss in fair value of assets that Heritage does not report.

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the selected financial data and the historical consolidated financial statements and related notes thereto.

Overview

        We are a fully integrated, self-administered and self-managed REIT that acquires, owns, manages, leases and redevelops primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. As of December 31, 2002, we had a portfolio of 152 shopping centers totaling 25.9 million square feet of company-owned gross leasable area, located in 26 states. Our shopping center portfolio was 93% leased as of December 31, 2002. We also own four office buildings and ten single-tenant properties.

        On January 23, 2003, we completed the acquisition of Spradlin Farm, a 442,000 square foot community shopping center, of which we acquired 181,000 square feet, located in Christiansburg, Virginia for $22.5 million. The center is approximately ten minutes from Blacksburg, Virginia and the Virginia Tech University campus. The property, which is 98% leased, is anchored by TJ Maxx, Barnes & Noble, Michael's and Goody's, and includes a separately owned Home Depot (124,000 square feet) and Target (137,000 square feet), and is adjacent to a new Wal-Mart Supercenter (210,000 square feet).

        In keeping with our focus on our core portfolio of primarily grocer-anchored shopping centers, we completed the disposition of our ten remaining single-tenant properties for $2.4 million, resulting in a net gain on sale of $0.8 million during the first quarter of 2003. These properties were classified as held for sale at December 31, 2002, and their results of operations were classified as discontinued operations in the accompanying financial statements. As our net operating income from these properties constituted less than 1% of our total net operating income during 2002, we do not expect the sale of these properties to have an impact on our future operations or cash flows.

        We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on each of our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. We believe that the nature of the properties that we primarily own and invest in—grocer-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles. This is because consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

        In the future, we intend to focus on increasing our internal growth, and we expect to continue to pursue targeted acquisitions of primarily grocer-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. We currently expect to incur additional debt in connection with any future acquisitions of real estate.

        As of December 31, 2002, we had $1.0 billion of indebtedness. This indebtedness will require balloon payments starting in June 2003. We anticipate that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance our debt either through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or by additional equity offerings. We may also finance those payments through borrowings under our line of credit facility.

Initial Public Offering and Related Transactions

        On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective our registration statement on Form S-11 filed under the Securities Act of 1933 and our registration statement on Form 8-A, filed under the Securities Exchange Act of 1934 for an initial public offering

("IPO") of our Common Stock, and on April 29, 2002, we completed our IPO. We sold 14,080,556 shares of our Common Stock (including 80,556 shares issued pursuant to the exercise of the underwriters' overallotment options) in the IPO at a price of $25.00 per share resulting in net proceeds to the Company of $323 million.

        The net proceeds from our IPO were used for the following:

  •
  To repay $216 million of the outstanding indebtedness under our prior senior unsecured credit facility;

  •
  To fully repay the $100 million of subordinated debt outstanding; and

  •
  To pay the $7 million fee associated with terminating the hedge then in place with respect to the $150 million term loan under the prior existing senior unsecured credit facility.

        In connection with our IPO, all shares of our Series A Cumulative Convertible Preferred Stock and redeemable equity, then outstanding, converted automatically into shares of the Company's common stock on a one for one basis.

        Upon completion of the IPO, the vesting of all stock options previously granted to our employees (other than 430,000 stock options granted in April 2002 in connection with the IPO) accelerated and all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, we incurred compensation expense, including the reimbursement of a portion of the taxes paid by two individuals, of $6.8 million on the restricted shares in the second quarter of 2002, which was comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of such taxes payable.

        In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a fair market value per share of $23.65 on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003. During the year ended December 31, 2002, the Company recognized $2,618,000 of compensation expense related to these shares. The unamortized compensation expense of $1,047,000 is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining vesting period.

        In addition, on March 3, 2003, the Company issued 155,000 shares based on a value of $24.36 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 3, 2004. The remaining installments of these special share grants are expected to be issued ratably over a three-year period beginning in March 2004, subject to the satisfaction of certain performance milestones and other conditions during the three-year period. Upon issuance, the remaining installments will also be subject to risk of forfeiture and transfer restrictions, which will terminate upon the first anniversary of the date of each installment, subject to continued employment.

Critical Accounting Policies

        In response to recent guidance of the Securities and Exchange Commission we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

        On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate risks. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

        Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in accounts receivable. Leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until those specified targets are met.

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

Real Estate Investments

        At our formation in July 1999, contributed real estate investments were recorded at the carry-over basis of our predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley in September 2000 and other acquisitions since our formation, are recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred.

        The provision for depreciation and amortization has been calculated using the straight-line method over the following estimated useful lives:

Land improvements	15 years
Buildings and improvements	20-39 years
Tenant improvements	Shorter of useful life or term of related lease

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

        We apply Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. No such impairment losses have been recognized to date.

        Real estate investments held for sale are carried at the lower of carrying amount or fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.

        We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on our net income, because taking an impairment loss results in an immediate negative adjustment to net income.

Hedging Activities

        From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreements with respect to our floating rate debt as of December 31, 2002. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter contracts with major financial institutions based on their credit rating and other factors.

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

Results of Operations

        The following discussion is based on our consolidated financial statements for the years ended December 31, 2002, 2001, and 2000.

        From January 1, 2000 through December 31, 2002, we increased our total portfolio of properties from 63 properties to 166 properties and from 8.4 million company-owned GLA to 26.2 million company-owned GLA. The majority of this increase resulted from the Bradley acquisition of approximately 100 properties, which we completed in September 2000. As a result of this rapid growth of our total portfolio, the financial data presented below shows significant changes in revenues and expenses from period-to-period and we do not believe our period-to-period financial data are comparable. Therefore, the comparison of operating results for the years ended December 31, 2002, 2001, and 2000 show changes resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) and the changes for income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties, including those resulting from the Bradley acquisition, during the years being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

        The table below shows selected operating information for our total portfolio and the 153 properties acquired prior to January 1, 2001 that remained in the total portfolio through December 31,

2002, which constitute the Same Property Portfolio for the years ended December 31, 2002 and 2001, (in thousands):

	Same Property Portfolio				Total Portfolio
	2002	2001	Increase/ (Decrease)	% Change	2002	2001	Increase/ (Decrease)	% Change
Revenue:
Rentals	$192,029	$189,319	$2,710	1.4%	$208,102	$193,265	$14,837	7.7%
Percentage rent	5,048	4,435	613	13.8%	5,187	4,430	757	17.1%
Recoveries	58,634	54,547	4,087	7.5%	62,570	55,471	7,099	12.8%
Other property	2,031	2,039	(8)	(0.4)%	2,072	2,042	30	1.5%

Total revenue	257,742	250,340	7,402	3.0%	277,931	255,208	22,723	8.9%
Expenses:
Property operating expenses	34,739	33,963	776	2.3%	39,204	37,182	2,022	5.4%
Real estate taxes	38,407	36,783	1,624	4.4%	40,874	37,853	3,021	8.0%

Net operating income	$184,596	$179,594	$5,002	2.8%	197,853	180,173	17,680	9.8%

Add:
Interest and other income					88	298	(210)	(70.5)%
Deduct:
Depreciation and amortization					70,023	64,051	5,972	9.3%
Interest					72,312	88,315	(16,003)	(18.1)%
Interest-related party					—	2,027	(2,027)	(100.0)%
General and administrative					23,351	12,640	10,711	84.7%

	Income before net gains				$32,255	$13,438	$18,817	140.0%

        The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of an increase in minimum rent of $2.6 million related to new leases and rollovers of existing tenants at higher rental rates. Although our actual occupancy on a same property basis remained relatively flat at 92.7% as of December 31, 2002, the new leasing activity offset any loss of income related to new vacancies and bankruptcies. Additionally, rental revenue increased $0.7 million due to an additional charge made to bad debts in 2001 primarily associated with bankruptcies, principally Kmart, and other delinquent tenants. These increases are partially offset by a reduction in termination fees over the prior year of $0.6 million in 2002.

        Percentage rent revenue increased for our Same Property Portfolio primarily due to the timing of notification that sales thresholds have been met and due to the increased sales performance over the prior sales year for tenants who pay percentage rent.

        Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in the recovery rate of property operating and real estate tax expenses from 80.2% in 2001 to 84.3% in 2002. The increase in the rate is due to recoveries recorded in 2002 for bankrupt tenants, primarily Kmart, as these leases were not rejected and continued to remain open and operating. In addition, recoveries revenue increased due to higher reimbursable expenses in 2002.

        The decrease in interest and other income in the Total Portfolio is primarily due to lower rates and lower average cash balances during 2002.

        Property operating expenses increased primarily as a result of an increase of $0.9 million in repairs and maintenance expense, an increase of $0.5 in insurance expense, and an increase of $0.2 million in landscaping expense, partially offset by a decrease in snow removal expense of $0.7 million due to a mild early 2002 snow season.

        Real estate tax expense increased primarily as a result of an increase in the real estate tax rate for our properties in New York and Illinois.

        Interest expense, including related party interest expense, decreased due to the payoff of certain indebtedness with the proceeds from the IPO, offset by an increase in mortgage loans payable as result of the assumption of debt from various property acquisitions.

        General and administrative expenses increased primarily as a result of the effect of accelerated stock compensation expense in connection with the IPO. Upon completion of the IPO, all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, the Company incurred compensation expense, including the reimbursement of taxes paid by two employees, of $6.8 million, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of such taxes. In addition, general and administrative expense increased $2.6 million as a result of compensation expense related to the issuance of 155,000 shares of restricted stock in July 2002. These shares are subject to contractual restrictions on transfer and forfeiture provisions, which terminated on March 1, 2003. The increase is also due in part to a $0.7 million increase in supplemental executive retirement plan costs and increased corporate expenses associated with being a public company.

Comparison of the year ended December 31, 2001 to year ended December 31, 2000

        The table below shows selected operating information for our Total Portfolio and the 50 properties acquired prior to January 1, 2000 that remained in our Total Portfolio through December 31, 2001 (which constitute the Same Property Portfolio for the years ended December 31, 2001 and 2000) (in thousands):

	Same Property Portfolio				Total Portfolio
	2001	2000	Increase/ (Decrease)	% Change	2001	2000	Increase/ (Decrease)	% Change
Revenue:
Rentals	$74,010	$71,947	$2,063	2.9%	$193,265	$108,892	$84,373	77.5%
Percentage rent	1,533	954	579	60.7%	4,430	2,130	2,300	108.0%
Recoveries	16,529	15,214	1,315	8.6%	55,471	26,623	28,848	108.4%
Other property	75	259	(184)	(71.0)%	2,042	1,251	791	63.2%

Total revenue	92,147	88,374	3,773	4.3%	255,208	138,896	116,312	83.7%
Expenses:
Property operating expenses	12,465	11,259	1,206	10.7%	37,182	20,030	17,152	85.6%
Real estate taxes	11,724	10,861	863	7.9%	37,853	18,484	19,369	104.8%

Net operating income	$67,958	$66,254	$1,704	2.6%	180,173	100,382	79,791	79.5%

Add:
Interest and other income					298	2,117	(1,819)	(85.9)%
Deduct:
Depreciation and amortization					64,051	34,808	29,243	84.0%
Interest					88,315	33,990	54,325	159.8%
Interest-related party					2,027	1,527	500	32.7%
General and administrative					12,640	8,274	4,366	52.8%

Income before net gains					$13,438	$23,900	$(10,462)	(43.8)%

        The increase in rental revenue for our Same Property Portfolio is primarily the result of an increase in minimum rent related to new leases and rollovers of existing tenants at higher rental rates. Specifically, a number of new leases were signed with anchor tenants in late 2000 and early 2001 to occupy previously vacant space. The actual occupancy for the Same Property Portfolio increased from 91.3% to 92.6% in 2001.

        Percentage rent revenue increased for our Same Property Portfolio primarily due to additional revenue from new leases that commenced in 2000. Additionally, a full year of percentage rent revenue was recorded in 2001 related to 2000 sales performance for eight properties acquired in December 1999. Percentage rent income is recognized at the end of the lease year or other period in which tenant sales thresholds have been reached and the percentage rents are due. The increase in percentage rent revenue for our Total Portfolio is primarily the result of percentage rent related to properties acquired or placed in service after January 1, 2000 and 1999.

        Recoveries revenue increased for our Same Property Portfolio primarily due to the related increase in property operating and real estate tax expenses. The Same Store Portfolio's rate of recovery for operating and real estate taxes remained at 70% in 2001 and 2000. Occupancy increases were offset by an additional charge to bad debt recorded in 2001 primarily associated with bankruptcies and other delinquent tenants.

        The decrease in other property revenue for our Same Property Portfolio is primarily the result of a decrease in late fees and other incidental charges paid by our tenants in 2001.

        The decrease in interest and other income in the Total Portfolio is primarily the result of a decrease in the average monthly cash balance maintained during the year ended December 31, 2001 due to the use of cash in connection with our acquisition of Bradley in September of 2000.

        Property operating expenses increased for the Same Property Portfolio primarily due to an increase in snow removal costs of $0.6 million as well as an increase in utility and cleaning expenses of $0.3 million and $0.2 million, respectively, for the year ended December 31, 2001.

        Real estate tax expense increased for the Same Property Portfolio primarily due to increases in real estate tax assessments for the year ended December 31, 2001.

        The interest expense for our Total Portfolio increased due to the additional debt incurred and assumed in connection with the Bradley acquisition and the acquisition of River Ridge Marketplace, Village Plaza, Division Place and Franklin Square.

        Related party interest for our Total Portfolio increased due to the interest paid to Prudential in connection with the subordinated debt that was originated in September 2000 and repaid in April 2001.

        General and administrative expenses increased for the year ended December 31, 2001 for our Total Portfolio due primarily to a one-time compensation cost associated with the Bradley acquisition and an increase in the overall size of our real estate portfolio, mainly attributable to increased headcount resulting from the Bradley acquisition.

Liquidity and Capital Resources

        At December 31, 2002, we had $1.5 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        At December 31, 2002, we had $1.0 billion of indebtedness. This indebtedness has a weighted average interest rate of 6.43% with an average maturity of 5.5 years. As of December 31, 2002, our market capitalization was $2.12 billion, resulting in a debt-to-total market capitalization ratio of approximately 47%.

Short-Term Liquidity Requirements

        Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

  •
  Recurring maintenance capital expenditures necessary to properly maintain our properties;

  •
  Interest expense and scheduled principal payments on outstanding indebtedness;

  •
  Capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions; and

  •
  Future distributions paid to our stockholders.

        Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company's line of credit facility. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $121.2 million for the year ended December 31, 2002 from $78.7 million for the year ended December 31, 2001. The increase in cash flows from operations is primarily attributable to the combined effect of an $18.0 million decrease in interest expense and a $17.5 million increase in net operating income for the year ended December 31, 2002, partially offset by an increase in cash paid for general and administrative expenses of $3.3 million.

        There are a number of factors that could adversely affect our cash flow. The continuation of an economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-lease space as leases expire. In addition, such an economic downturn or recession could also lead to an increase in tenant bankruptcies, increases in our overall vacancy rates or declines in rents we can charge to re-lease properties upon expiration of current leases. In all of these cases, our cash flow would be adversely affected.

        As of December 31, 2002, the Company had 12 tenants that contributed approximately 1.8% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2002, operating under bankruptcy protection, the largest of which is Kmart.

        On January 22, 2002, Kmart filed for bankruptcy protection. At December 31, 2002, we leased space to Kmart at seven of our shopping centers. These locations, all of which were physically occupied at December 31, 2002, and represented approximately 1.3% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2002. In addition, Kmart owns store locations at four of our shopping centers and subleases space from a third party tenant at one of our other locations.

        On March 8, 2002, Kmart announced that it intended to close 284 store locations as part of its bankruptcy reorganization. None of the twelve store locations described above were included in the list of announced store closings. However, we agreed with Kmart to a rent reduction at one of our shopping centers of approximately $290,000 on an annualized basis.

        On January 14, 2003, Kmart announced that it intends to close an additional 326 store locations as part of its continued bankruptcy reorganization. Three of the twelve store locations described above were included in the list of announced store closings, including the location for which we had previously granted a rent reduction. These three planned store closings total approximately 290,120 square feet and represented approximately 0.59% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2002.

        Although Kmart has announced its current intended store closings, we are not able to fully predict the impact on our business of Kmart's bankruptcy filing at this time. For instance, Kmart could decide to close additional stores, including some or all of our remaining locations, terminate a substantial number of leases with us, or request additional rent reductions or deferrals. Any of these actions could adversely affect our rental revenues, and the impact may be material. In addition, Kmart's termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers, which could materially harm our business.

        In the 3rd quarter of 2002, Ames Department Stores, Inc. (Ames), announced plans to liquidate in the 4th quarter of 2002. As of December 31, 2002, we leased space to Ames at three of our shopping centers totaling approximately 205,000 square feet. Annualized base rent from Ames represented approximately 0.17% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2002. In addition, in 2002 Ames closed two of its locations at our shopping centers totaling 129,000 square feet. Ames is in the process of selling its remaining assets, including the leasehold interests in all of its locations. Leases at two of the three remaining locations are supported by guarantees from a national tenant and we expect rents to remain current at these two locations.

        In addition, Phar-Mor, a tenant at two of our shopping centers totaling approximately 110,000 square feet, which had been operating under bankruptcy protection, completed the liquidation of all assets in the 3rd quarter of 2002. Both of our Phar-Mor locations closed and stopped paying rent at the end of August 2002. Phar-Mor represented approximately 0.3% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2002, prior to their termination.

        Any future bankruptcies of tenants in our portfolio particularly major or anchor tenants, may negatively impact our operating results.

        We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $8.1 million for the year ended December 31, 2002. We expect total maintenance capital expenditures to be approximately $8.3 million, or $0.32 per square foot, in 2003. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space. We believe that our existing working capital and cash provided by operations will be sufficient to fund our maintenance capital expenditures for the next twelve months.

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

        However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions in order to meet these distribution requirements, and we may need to borrow funds to pay distributions in the future.

Long-Term Liquidity Requirements

        Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, our senior unsecured credit facility and through the issuance of additional equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources.

        Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from two major rating agencies—Standard & Poor's, which on August 1, 2002, raised our rating to BBB-, and Moody's Investor Service, which on August 7, 2002, raised our rating to Baa3, resulting in a decrease of 30 basis points in the spread over

LIBOR and a 5 basis points reduction in the facility fee payable by us under our line of credit. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

        Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of December 31, 2002. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

        Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Commitments

        We currently do not have any capital lease obligations or material operating lease commitments. The following table summarizes our repayment obligations under our indebtedness outstanding as of December 31, 2002 (in thousands):

	Interest Rate	Maturity	2003	2004	2005	2006	2007	Thereafter	Total
Mortgage loans payable:
Kimberly West(1)	7.88%	January 2003	$3,519	—	—	—	—	—	$3,519
Martin's Bittersweet Plaza	8.88%	June 2003	2,975	—	—	—	—	—	2,975
Miracle Hills Park	8.28%	August 2004	78	3,594	—	—	—	—	3,672
The Commons of Chancellor Park	8.48%	November 2004	371	12,374	—	—	—	—	12,745
Franklin Square	9.00%	June 2005	399	436	13,583	—	—	—	14,418
Williamson Square	8.00%	August 2005	311	337	10,831	—	—	—	11,479
Riverchase Village Shopping Center	7.62%	September 2005	287	310	9,764	—	—	—	10,361
Spring Mall	9.39%	October 2006	100	109	120	8,021	—	—	8,350
Southport Centre	6.94%	July 2007	—	—	76	160	9,764	—	10,000
Innes Street Market	7.63%	October 2007	302	326	352	380	12,098	—	13,458
Southgate Shopping Center	8.38%	October 2007	93	101	110	119	2,166	—	2,589
Salem Consumer Square	10.13%	September 2008	385	425	471	520	576	8,724	11,101
St. Francis Plaza	8.13%	December 2008	162	176	191	207	225	243	1,204
8 shopping centers, cross collaterialized	7.83%	December 2009	1,459	1,577	1,705	1,843	1,993	74,287	82,864
Montgomery Commons(2)	8.48%	January 2010	67	71	79	86	94	7,536	7,933
Warminster Towne Center(3)	8.24%	February 2010	219	233	258	281	305	19,010	20,306
545 Boylston Street and William J. McCarthy Building	8.26%	October 2010	556	603	655	711	772	32,645	35,942
29 shopping centers, cross collateralized	7.88%	October 2010	2,166	2,276	2,520	2,728	2,955	227,261	239,906
Bedford Grove	7.86%	March 2012	322	349	377	408	441	2,929	4,826
Berkshire Crossing	3.38%	November 2012	557	575	596	617	638	12,678	15,661
Grand Traverse Crossing	7.42%	January 2013	200	215	232	249	269	12,773	13,938
Salmon Run Plaza(4)	8.95%	September 2013	267	292	319	349	381	3,609	5,217
Elk Park Center	7.64%	August 2016	255	275	298	322	346	7,279	8,775
Grand Traverse Crossing—Wal-Mart	7.75%	October 2016	142	154	166	180	193	4,620	5,455
Montgomery Towne Center	8.50%	March 2019	322	351	382	416	452	5,793	7,716
Bedford Grove—Wal-Mart	7.63%	November 2019	131	141	152	164	178	3,573	4,339
Berkshire Crossing—Home Depot/Wal-Mart	7.63%	March 2020	205	221	239	258	278	5,842	7,043

Total mortgage loans due			$15,850	25,521	43,476	18,019	34,124	428,802	$565,792
Unsecured notes payable	(5)	(5)	—	100,000	—	1,490	—	100,000	201,490
Line of credit facility	2.62%	April 2005	—	—	234,000	—	—	—	234,000

Total indebtedness			$15,850	125,521	277,476	19,509	34,124	528,802	$1,001,282

(1)
This loan was repaid in full on January 3, 2003.

(2)
The amount of indebtedness and interest rate reflect the actual rate and principal amount due under the loan. For accounting purposes, the mortgage has been recorded at its estimated fair value as of the date the property was acquired. The estimated fair value as of the mortgage on the date of acquisition was $8,872 and the effective interest rate was 6.38%.

(3)
The amount of indebtedness and interest rate reflect the actual rate and principal amount due under the loan. For accounting purposes, the mortgage has been recorded at its estimated fair value as of the date the property was acquired. The estimated fair value as of the mortgage on the date of acquisition was $22,922 and the effective interest rate was 6.01%.

(4)
The amount of indebtedness and interest rate reflect the actual rate and principal amount due under the loan. For accounting purposes, the mortgage has been recorded at its estimated fair value as of the date the property was acquired. The estimated fair value as of the mortgage on the date of acquisition was $5,533 and the effective interest rate was 8.10%.

(5)
Includes 7.00% Notes maturing in November 2004, 8.875% Notes maturing in March 2006 and 7.20% Notes maturing in January 2008.

        The indebtedness described in the table above will require balloon payments, including $3.0 million starting in June 2003. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. We currently expect to refinance this debt through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or additional equity offerings. We may also refinance balloon payments through borrowings under our senior unsecured credit facility.

Line of Credit

        On April 29, 2002, the Company entered into a new three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This line of credit replaced the Company's prior senior unsecured credit facility, which was repaid with proceeds of the IPO. Our two operating partnerships are the borrowers under the line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At December 31, 2002, $234 million was outstanding under the line of credit.

        Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. The variable rate in effect at December 31, 2002, including the lender's margin of 105 basis points and borrowings outstanding at the base rate was 2.62%.

        As of December 31, 2002, we were in compliance with all of the financial covenants under our senior unsecured credit facility. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

Funds From Operations

        We calculate Funds from Operations in accordance with the best practices described in the April 2001 National Policy Bulletin of the National Association of Real Estate Investment Trusts, referred to as NAREIT, and NAREIT's 1995 White Paper on Funds from Operations, as supplemented in November 1999. The White Paper defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that Funds from Operations is helpful to investors as a measure of our performance as an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. Our computation of Funds from Operations may, however, differ from the methodology for calculating funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs.

        The following table reflects the calculation of Funds from Operations (in thousands):

	2002	Year Ended December 31, 2001	2000
Net income	$14,443	$12,236	$24,102
Add (deduct):
Depreciation and amortization (real-estate related)	69,498	63,723	34,594
Net gains on sales of real estate investments and equipment (including gains of $384 included in discontinued operations in 2002)	(3,308)	(4,159)	(1,890)
Extraordinary loss on debt prepayment	6,730	—	—
Preferred stock distributions	(14,302)	(43,345)	(38,410)
Accretion of redeemable equity	(328)	(995)	(329)

Funds from Operations	$72,733	$27,460	$18,067

Related Party Transactions

        We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may impact our future operating results.

The TJX Companies

        In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999. We received annualized base rent from the TJX Companies of $11.2 million in 2002, which represented approximately 5.0% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2002. TJX pays us rent in accordance with written leases with respect to several of our properties.

Advisory Fee

        The Prudential Insurance Company of America, our second largest stockholder, received advisory and other fees totaling $3.4 million in connection with our IPO.

131 Dartmouth Street Joint Venture

        In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston,

Massachusetts. This joint venture is owned 94% by NETT and 6% by us. We were issued this interest as part of a construction management arrangement we originally entered into with the new entity. We have entered into a property management agreement with this new entity pursuant to which we will manage the building in exchange for a management fee. We have no ongoing capital contribution requirements with respect to this project, which was completed in January 2003. We expect that the first tenants will begin occupying a portion of this office building in October 2003. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the project through December 31, 2002.

Boston Office Lease

        One of the properties contributed to us by Net Realty Holding Trust was our headquarters building at 535 Boylston Street, Boston, Massachusetts. In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space in this office building to NETT for its Boston offices. Net Realty Holding Trust assigned this area to us as part of our formation. The current term of this lease expires on March 31, 2005 and under this lease, NETT pays us $648,000 per year in rent.

Contingencies

Legal and Other Claims

        We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 37, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Non-Recourse Loan Guarantees

        In connection with the Bradley acquisition, we entered into a special securitized facility with Prudential Mortgage Capital Corporation ("PMCC") pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which we contributed 29 of our properties. This loan is secured by all 29 properties we contributed to the borrower.

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

New Accounting Standards and Accounting Changes

SFAS No. 144

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, ("SFAS No. 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposition of long-lived assets. SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of real properties, which have been sold during 2002, or otherwise qualify as held for sale (defined by SFAS No. 144), be classified as discontinued operations in accompanying financial statements. SFAS No. 144 requires that the provisions of this statement be adopted prospectively. Accordingly, real estate designated as held for sale prior to January 1, 2002 is accounted for under the provisions of SFAS No. 121 and the results of operations from the only property so designated are included in income from continuing operations. Real estate designated as held for sale subsequent to January 1, 2002 is accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of certain properties so designated are included in income from discontinued operations. We have restated prior periods for comparability, as required.

SFAS No. 145

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a company could continue to classify transactions as extraordinary items if it meets the criteria described in APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). APB 30 requires that the event or transaction be both unusual in nature and infrequent in occurrence.

        SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. However, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 shall be reclassified. The Company has elected to adopt SFAS No. 145 for its fiscal year beginning January 1, 2003, and therefore has classified its losses associated with its prepayment of its prior senior unsecured credit facility and subordinated debt during the second quarter of 2002 as an extraordinary item. This loss will be reclassified to continuing operations in 2003.

SFAS No. 146

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on our liquidity, financial position, or results of operations.

SFAS No. 148

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

FIN 45

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. In general FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The Company adopted the disclosure requirements of FIN 45 and concluded no additional disclosure was necessary. The Company will adopt the recognition requirements of FIN 45 in 2003 and does not expect these recognition requirements will have a material impact on results of operations, financial position, or liquidity.

FIN 46

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company does not believe the adoption of the interpretation will have a material impact on results of operations, financial position, or liquidity.

Item 7a:    Quantitative and Qualitative Disclosures About Market Risk

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

        The following table presents our fixed rate debt obligations, at their carrying values, sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2003	2004	2005	2006	2007	2008+	Total	Fair Value	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$15,293	$24,946	$42,880	$17,402	$33,486	$419,995	$554,002	$595,741	7.92%
Variable rate	557	575	596	617	638	12,678	$15,661	15,661	3.38%
Unsecured Debt:
Fixed rate	—	100,000	—	1,490	—	100,000	$201,490	210,978	7.11%
Variable rate	—	—	234,000	—	—	—	$234,000	234,000	2.62%

Total	$15,850	$125,521	$277,476	$19,509	$34,124	$532,673	$1,005,153	$1,056,380	6.45%

        We were not a party to any hedging agreements with respect to our floating rate debt as of December 31, 2002. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2002 in relation to total assets and our total market capitalization.

Item 8:    Financial Statements

        See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1 of this Form 10-K

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10:    Directors and Executive Officers of the Registrant

        The information contained in the sections captioned "Proposal One: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

Item 11:    Executive Compensation

        The information contained in the section captioned "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions

        The information contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14:    Controls and Procedures

        The principal executive officer and principal financial officer of the Company have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this annual report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

PART IV

Item 15:    Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K

Financial Statements.

        See page F-1 for the index of the financial statements included in the Form 10-K.

Financial Statement Schedule.

        See page 41 for the index of the financial statement schedule included in the Form 10-K.

Exhibits.

3.1	Articles of Amendment and Restatement (Third) of Heritage Property Investment Trust, Inc.(1)
3.2	Amended and Restated Bylaws of Heritage Property Investment Trust, Inc.(1)
4.1	Form of Common Stock Certificate of Heritage Property Investment Trust, Inc.(1)
4.2
Indenture, dated as of November 24, 1997, by and between Bradley Operating Limited Partnership and LaSalle National Bank relating to the Senior Debt Securities of Bradley Operating Limited Partnership(1)
4.3	Definitive Supplemental Indenture No. 1, dated as of November 24, 1997, between Bradley Operating Limited Partnership and LaSalle National Bank(1)
4.4	Definitive Supplemental Indenture No. 2, dated as of January 28, 1998, between Bradley Operating Limited Partnership and LaSalle National Bank(1)
4.5	Definitive Supplemental Indenture No. 3, dated as of March 10, 2000, between Bradley Operating Limited Partnership and LaSalle National Bank(1)
4.6	Warrant Agreement for 75,000 shares of Registrant's common stock issued to The Prudential Insurance Company of America(1)
4.7	Warrant Agreement for 300,000 shares of Registrant's common stock issued to The Prudential Insurance Company of America(1)
10.1	Amended and Restated Limited Partnership Agreement of Heritage Property Investment Limited Partnership, dated as of April 29, 2002(1)
10.2	Second Amended and Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership dated as of September 2, 1997(1)
10.3	Amendment, dated August 6, 1998, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership, designating the 8.4% Series A Convertible Preferred Units(1)
10.4
Amendment, dated February 23, 1999, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership, designating the 8.875% Series B Cumulative Redeemable Perpetual Preferred Units(1)
10.5
Amendment, dated as of September 7, 1999, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership, designating the 8.875% Series C Cumulative Redeemable Perpetual Preferred Units(1)
10.6	Amendment, dated as of September 18, 2000, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)

10.7	Amendment, dated as of April 29, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)
	10.7.1	Amendment, dated as of May 17, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(2)
10.8	Amended and Restated 2000 Equity Incentive Plan(1)
10.9	Form of restricted stock and stock option agreements(1)
10.10	Supplemental Executive Retirement Plan(1)
10.11
Revolving Credit and Guaranty Agreement, dated as of April 29, 2002, among Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership, the Company and the lending institutions named therein(2)
10.12	Loan Agreement, dated as of September 18, 2000, between Heritage SPE LLC and Prudential Mortgage Capital Company, LLC(1)
10.13	Promissory Note, dated as of December 14, 1999, by and among Heritage Property Investment Limited Partnership, NH Heritage Limited Partnership and Metropolitan Life Insurance Company, as amended(1)
10.14	Promissory Note, dated as of September 13, 2000, by Heritage Property Investment Limited Partnership in favor of The Variable Annuity Life Insurance Company(1)
10.15	Employment Agreement with Thomas C. Prendergast, as amended by the First Amendment, dated as of April 3, 2000(1)
	10.15.1	Amendment, dated July 24, 2002, to Employment Agreement with Thomas C. Prendergast(3)
10.16	Form of Change in Control/Severance Agreement(1)
10.17	PIMS Indemnification Letter, dated as of July 9, 1999, by and between the Registrant and Prudential Investment Management Services, LLC(1)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
99.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-69118).

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated June 5, 2002

(3)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 6, 2002.

Reports on Form 8-K.

        On November 4, 2002, the Company filed a Current Report on Form 8-K with respect to its financial results for the fiscal quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2003 Heritage Property Investment Trust, Inc.
/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.

/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast	Chairman, President, Chief Executive Officer (principal executive officer)
/s/ DAVID G. GAW David G. Gaw	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ PATRICK O'SULLIVAN Patrick O'Sullivan	Vice President, Finance and Accounting (principal accounting officer)
/s/ JOSEPH L. BARRY Joseph L. Barry	Director
/s/ BERNARD CAMMARATA Bernard Cammarata	Director
/s/ ROBERT M. FALZON Robert M. Falzon	Director
/s/ RICHARD C. GARRISON Richard C. Garrison	Director
/s/ DAVID W. LAUGHTON David W. Laughton	Director
/s/ KENNETH K. QUIGLEY, JR. Kenneth K. Quigley, Jr.	Director

/s/ KEVIN C. PHELAN Kevin C. Phelan	Director
/s/ WILLIAM M. VAUGHN, III William M. Vaughn, III	Director
/s/ PAUL V. WALSH Paul V. Walsh	Director
/s/ ROBERT J. WATSON Robert J. Watson	Director

CERTIFICATIONS

I, Thomas C. Prendergast, certify that:

1.
I have reviewed this annual report on Form 10-K of Heritage Property Investment Trust, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, David G. Gaw, certify that:

1.
I have reviewed this annual report on Form 10-K of Heritage Property Investment Trust, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ DAVID G. GAW David G. Gaw Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

        All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Independent Auditors' Report

The Board of Directors and Shareholders
    Heritage Property Investment Trust, Inc.:

        We have audited the accompanying consolidated balance sheets of Heritage Property Investment Trust, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001 and the consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III listed in the accompanying index to consolidated financial statements and financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
January 31, 2003, except for notes 11 and 16, as to which the date is March 3, 2003

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Balance Sheets

December 31, 2002 and 2001

(In thousands, except for share amounts)

	2002	2001
Assets
Real estate investments, net	$2,008,504	$1,845,168
Cash and cash equivalents	1,491	6,146
Accounts receivable, net of allowance for doubtful accounts of $6,389 in 2002 and $7,473 in 2001	22,836	23,639
Prepaids and other assets	11,162	13,628
Deferred financing costs and other assets	15,564	18,684

Total assets	$2,059,557	$1,907,265

Liabilities, Redeemable Equity and Shareholders' Equity
Liabilities:
Mortgage loans payable	$569,663	$492,289
Unsecured notes payable	201,490	201,490
Line of credit facility	234,000	343,000
Subordinated debt	—	100,000
Accrued expenses and other liabilities	68,275	69,931
Accrued distributions	21,968	12,041

Total liabilities	1,095,396	1,218,751

Series B Preferred Units	50,000	50,000
Series C Preferred Units	25,000	25,000
Exchangeable limited partnership units	8,128	527
Other minority interests	2,425	2,425

Total minority interests	85,553	77,952

Redeemable equity:
Series A 8.5% Cumulative Convertible Participating Preferred Stock, $.001 par value, 3,743,315 shares issued and outstanding at December 31, 2001; and common stock, $.001 par value, 1,256,685 shares issued and outstanding at December 31, 2001	—	123,094
Shareholders' equity:
Series A 8.5% Cumulative Convertible Participating Preferred Stock, $.001 par value; 25,000,000 shares authorized; 16,528,653 shares issued and outstanding at December 31, 2001,	—	16
Common stock, $.001 par value; 70,000,000 shares authorized; 41,504,208 and 5,561,635 shares issued and outstanding at December 31, 2002 and 2001, respectively	41	6
Additional paid-in capital	1,006,417	553,726
Cumulative distributions in excess of net income	(126,803)	(55,435)
Unearned compensation	(1,047)	(2,103)
Accumulated other comprehensive loss	—	(8,742)

Total shareholders' equity	878,608	487,468

Total liabilities, redeemable equity and shareholders' equity	$2,059,557	$1,907,265

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 and 2000

(In thousands, except per-share data)

	2002	2001	2000
Revenue:
Rentals and recoveries	$277,931	$255,208	$138,896
Interest and other	88	298	2,117

Total revenue	278,019	255,506	141,013

Expenses:
Property operating expenses	39,204	37,182	20,030
Real estate taxes	40,874	37,853	18,484
Depreciation and amortization	70,023	64,051	34,808
Interest	72,312	88,315	33,990
Interest-related party	—	2,027	1,527
General and administrative	23,351	12,640	8,274

Total expenses	245,764	242,068	117,113

Income before net gains	32,255	13,438	23,900
Net gains on sales of real estate investments and equipment	2,924	4,159	1,890
Net derivative (losses) gains	(7,766)	986	—

Income before allocation to minority interests	27,413	18,583	25,790
Income allocated to exchangeable limited partnership units	(235)	—	—
Income allocated to Series B and C Preferred Units	(6,656)	(6,656)	(1,941)

Income before discontinued operations and extraordinary item	20,522	11,927	23,849

Discontinued operations:
Operating income from discontinued operations	267	309	253
Gain on sale of discontinued operations	384	—	—

Income from discontinued operations	651	309	253

Income before extraordinary item	21,173	12,236	24,102
Extraordinary loss on prepayment of debt, net of minority interest	(6,730)	—	—

Net income	14,443	12,236	24,102
Preferred stock distributions	(14,302)	(43,345)	(38,410)
Accretion of redeemable equity	(328)	(995)	(329)

Net loss attributable to common shareholders	$(187)	$(32,104)	$(14,637)

Basic per-share data:
Income (loss) attributable to common shareholders before discontinued operations and extraordinary item	$0.19	$(4.75)	$(2.41)
Income from discontinued operations	0.02	0.04	0.01
Extraordinary loss on prepayment of debt, net of minority interest	(0.22)	—	—

Loss attributable to common shareholders	$(0.01)	$(4.71)	$(2.40)

Weighted average common shares outstanding	30,257	6,818	6,088

Diluted per-share data:
Income (loss) attributable to common shareholders before discontinued operations and extraordinary item	$0.19	$(4.75)	$(2.41)
Income from discontinued operations	0.02	0.04	0.01
Extraordinary loss on prepayment of debt, net of minority interest	(0.22)	—	—

Loss attributable to common shareholders	$(0.01)	$(4.71)	$(2.40)

Weighted average common and common equivalent shares outstanding	30,286	6,818	6,088

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Changes in Shareholders' Equity

Years ended December 31, 2002, 2001 and 2000

(In thousands, except per-share data)

	Series A Cumulative Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 1999	$16	$6	$550,172	$(3,963)	$—	$—	$546,231
Issuance of preferred stock	—	—	39	—	—	—	39
Issuance of common stock	—	—	18	—	—	—	18
Issuance of warrants	—	—	879	—	—	—	879
Net income	—	—	—	24,102	—	—	24,102
Preferred stock distributions ($2.13 per share)	—	—	—	(38,410)	—	—	(38,410)
Common stock distributions ($0.16 per share)	—	—	—	(1,113)	—	—	(1,113)
Accretion of redeemable equity	—	—	(329)	—	—	—	(329)
Issuance of restricted stock	—	—	1,875	—	(1,875)	—	—
Compensation expense associated with restricted stock plans	—	—	—	—	375	—	375

Balance at December 31, 2000	16	6	552,654	(19,384)	(1,500)	—	531,792
Net income	—	—	—	12,236	—	—	12,236
Other comprehensive loss:
Unrealized derivative losses
Cumulative transition adjustment of interest rate collar as of Jan. 1, 2001	—	—	—	—	—	(2,477)	(2,477)
Effective portion of interest rate collar for the year ended December 31, 2001	—	—	—	—	—	(6,265)	(6,265)

Total other comprehensive loss	—	—	—	—	—	(8,742)	(8,742)

Comprehensive income							3,494

Preferred stock distributions ($2.13 per share)	—	—	—	(43,345)	—	—	(43,345)
Common stock distributions ($0.73 per share)	—	—	—	(4,942)	—	—	(4,942)
Accretion of redeemable equity	—	—	(995)	—	—	—	(995)
Issuance of restricted stock	—	—	2,067	—	(2,067)	—	—
Compensation expense associated with restricted stock plans	—	—	—	—	1,464	—	1,464

Balance at December 31, 2001	16	6	553,726	(55,435)	(2,103)	(8,742)	487,468
Net income	—	—	—	14,443	—	—	14,443
Other comprehensive income:
Unrealized derivative gains:
Effective portion of interest rate collar for the period from Jan. 1, 2002—Apr. 29, 2002	—	—	—	—	—	1,177	1,177
Reclassification adjustment to earnings for realized loss on termination of interest rate collar	—	—	—	—	—	7,565	7,565

Total other comprehensive income	—	—	—	—	—	8,742	8,742

Comprehensive income							23,185

Issuance of common stock	—	14	352,000	—	—	—	352,014
Equity issuance costs	—	—	(29,527)	—	—	—	(29,527)
Conversion of preferred stock to common stock	(16)	16	—	—	—	—	—
Accretion of redeemable equity	—	—	(328)	—	—	—	(328)
Conversion of redeemable equity to common stock	—	5	123,417	—	—	—	123,422
Preferred stock distributions ($0.70 per share)	—	—	—	(14,302)	—	—	(14,302)
Common stock distributions ($1.89 per share)	—	—	—	(71,509)	—	—	(71,509)
Issuance of restricted stock	—	—	6,379	—	(6,379)	—	—
Compensation expense associated with restricted stock plans	—	—	750	—	7,435	—	8,185

Balance at December 31, 2002	$—	$41	$1,006,417	$(126,803)	$(1,047)	$—	$878,608

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$14,443	$12,236	$24,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,023	64,051	34,808
Amortization of deferred debt financing costs	2,898	4,784	1,541
Amortization of stock-based compensation	8,185	1,463	375
Net gains on sales of real estate investments and equipment	(3,308)	(4,159)	(1,890)
Net derivative losses (gains)	7,766	(986)	—
Extraordinary loss on debt refinancing	6,730	—	—
Income allocated to Series B and C preferred units	6,656	6,656	1,941
Income allocated to minority interests	235	—	—
Changes in operating assets and liabilities, net of effect of Bradley acquisition in 2000	7,544	(5,319)	3,939

Net cash provided by operating activities	121,172	78,726	64,816

Cash flows from investing activities:
Net cash used for acquisition of Bradley	(220)	(3,710)	(707,969)
Acquisitions and additions to real estate investments	(134,449)	(54,626)	(38,750)
Net proceeds from sales of real estate investments	10,400	23,250	3,643
Expenditures for capitalized leasing commissions	(4,292)	(3,455)	(1,823)
Net proceeds from sales of furniture, fixtures and equipment	—	7	98
Expenditures for furniture, fixtures and equipment	(696)	(682)	(318)

Net cash used by investing activities	(129,257)	(39,216)	(745,119)

Cash flows from financing activities:
Proceeds from mortgage loans payable	4,599	7,000	281,900
Repayments of mortgage loans payable	(22,339)	(8,740)	(16,482)
Repayments of unsecured notes payable	—	(475)	(73,035)
Proceeds from draws under line of credit facility	373,000	71,000	330,000
Repayments of draws under line of credit facility	(482,000)	(51,000)	(7,000)
Interest rate collar termination payment	(6,788)	—	—
Proceeds from subordinated debt	—	50,000	50,000
Proceeds from subordinated debt issued through related parties	—	—	100,000
Repayment of subordinated debt to related party	(100,000)	(50,000)	(50,000)
Distributions paid to exchangeable limited partnership unit holders	(290)	(29)	(20)
Distributions paid to Series B and C preferred unit holders	(6,656)	(5,021)	(1,961)
Preferred stock distributions paid	(25,109)	(43,282)	(36,818)
Common stock distributions paid	(50,953)	(3,704)	(1,113)
Expenditures for debt financing costs	(3,902)	(1,943)	(16,777)
Expenditures for issuance of common stock	(28,146)	(1,256)	—
Proceeds from issuance of common stock	352,014	—	9
Proceeds from issuance of preferred stock	—	—	42
Proceeds from issuance of redeemable equity, net	—	—	97,849

Net cash provided (used) by financing activities	3,430	(37,450)	656,594

Net (decrease) increase in cash and cash equivalents	(4,655)	2,060	(23,709)
Cash and cash equivalents:
Beginning of year	6,146	4,086	27,795

End of year	$1,491	$6,146	$4,086

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

1.    Organization

Background

        Heritage Property Investment Trust, Inc. ("Heritage" or the "Company") is a Maryland corporation organized as a real estate investment trust ("REIT"). Heritage was formed on July 1, 1999 and commenced operations on July 9, 1999 through the contribution of $550 million of real estate investments and related assets, net of liabilities, by Net Realty Holding Trust, a wholly-owned subsidiary of the New England Teamsters & Trucking Industry Pension Fund ("NETT") and $25 million of cash from the Prudential Insurance Company of America ("Prudential"). Heritage qualifies as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

        Heritage is a fully-integrated, self-administered and self-managed REIT and is focused on the acquisition, ownership, management, leasing and redevelopment of primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. At December 31, 2002, the Company owned 152 shopping centers, four office buildings and ten single-tenant properties.

        Heritage Property Investment Limited Partnership ("Heritage OP") and Bradley Operating Limited Partnership ("Bradley OP") are subsidiaries through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of December 31, 2002, the Company owned directly or indirectly all of the ownership interests in the Heritage OP and approximately 99% of the voting interests in the Bradley OP, and is the sole general partner of Heritage OP and Bradley OP. This structure is commonly referred to as an umbrella partnership REIT or UPREIT.

Initial Public Offering

        On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective the Registration Statement and the Company's registration statement on Form 8-A, filed under the Securities Exchange Act of 1934, for an initial public offering ("IPO") of its common stock. As a result, the Company completed its IPO and, when combined with the exercise of the Underwriter's overallotment, sold a total of 14,080,556 shares of its common stock in the IPO at a price of $25.00 per share.

        The net proceeds from the IPO, after deducting the underwriters' discount and offering expenses, were $322.5 million and were used by the Company to repay $215.7 million of the outstanding indebtedness under its prior line of credit facility, to repay in full the $100.0 million of subordinated debt then outstanding, and to pay the $6.8 million fee associated with terminating the collar previously in place with respect to the $150.0 million term loan under the prior line of credit facility.

        In connection with the IPO, all shares of Series A Cumulative Convertible Preferred Stock and redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis.

2.    Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reporting of revenue and expenses during the periods presented to prepare these consolidated financial statements in conformity with GAAP. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

        Management considers those estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most subjective judgments, to form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies include the useful lives used to calculate depreciation expense on real estate investments, judgments regarding the recoverability or impairment of each real estate investment, judgments regarding the ultimate collectibility of accounts receivable, and assumptions used in accounting for and disclosures of the Company's interest rate hedging activities.

        If the useful lives of real estate investments were different, future operating results would be affected. Future adverse changes in market conditions or poor operating results could result in an inability to recover real estate investment carrying values that may not be reflected in current carrying values and could require an impairment charge in the future. Future adverse changes in market conditions could also impact the Company's tenants and may affect the adequacy of the allowance for doubtful accounts receivable. If the methodologies and assumptions used to estimate the fair value of the Company's interest rate hedging instruments or to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and amounts expected to be recognized in earnings in the future could be affected. Further, future changes in market interest rates and other relevant factors could affect the fair value of such instruments and future interest expense.

        The consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Real Estate Investments

        Real estate investments contributed in July 1999 were recorded at the carry-over basis of the Company's predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in the Bradley acquisition in 2000 and other additions, are recorded at cost. The cost of buildings and improvements includes the purchase price of property, legal fees, and acquisition costs.

        Real estate investments held for sale are carried at the lower of carrying amount or fair value less costs to sell. Depreciation and amortization are suspended during the period held for sale. There can be no assurance that properties designated as held for sale will actually be sold. The net carrying value of properties held for sale at December 31, 2002 and 2001 was $1.6 million and $3.0 million, respectively.

        Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144") SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires the Company to periodically perform reviews of its properties to determine if their carrying amounts will be recovered from future operating cash flows. If the Company determines that impairment has occurred, those assets shall be reduced to fair value. No such impairment losses have been recognized to date.

        In addition, SFAS No. 144 retains the basic provisions of Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presenting discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS No. 144 on January 1, 2002 and accordingly, the operating results of real estate sold or classified as held for sale during the year ended December 31, 2002, have been reclassified and reported as discontinued operations for the years ended December 31, 2002, 2001 and 2000. SFAS No. 144 did not affect the operating results of properties sold or classified as held for sale prior to January 1, 2002 (see Note 3).

        For property acquisitions completed subsequent to June 30, 2001, the Company applies the provisions of SFAS No. 141, Business Combinations ("SFAS No. 141"), and records the fair value of intangible assets or liabilities resulting from in-place leases, to the extent material. Such intangible assets may result from, for example, the fair value of leasing costs avoided by the Company because the lease is already in place, or from contractual rents that are favorable relative to market rents at the acquisition date. Conversely, liabilities may result from unfavorable or below-market in-place leases. Such assets or liabilities are generally amortized over the remaining lease terms. The Company concluded that SFAS No. 141 did not have a material effect on the 2002 and 2001 consolidated financial statements.

        Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred and amounted to $6.0 million, $5.6 million and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Upon sale or other disposition of the real estate investment, the cost and related accumulated depreciation and amortization are removed and the resulting gain or loss, if any, is reflected in net income. Interest on significant construction projects is capitalized as part of the cost of real estate investments. Interest capitalized for the years ended December 31, 2002, 2001 and 2000 was $151,000, $65,000, and $24,000, respectively.

        The provision for depreciation and amortization has been calculated using the straight-line method over the following estimated useful lives:

Land improvements	15 years
Buildings and improvements	20 - 39 years
Tenant improvements	Shorter of useful life or term of related lease

        The Company recognizes gains from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions are met and no subsequent involvement is required. If the criteria are not met, or if subsequent involvement is required, the Company defers the gains and recognizes them when the criteria are met or subsequent involvement is completed.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash in banks and short-term investments with maturities at the date of purchase of three months or less. The majority of the Company's cash and cash equivalents are held at major commercial banks. The Company has not experienced any losses to date on its invested cash.

Deferred Financing Costs and Other Assets

        Deferred financing costs and other assets include costs incurred in connection with securing financing for, or leasing space in, the Company's real estate investments. Such charges are capitalized and amortized over the terms of the related financing or lease. Unamortized deferred charges are charged to expense upon prepayment of the financing or early termination of the related lease.

        The Company capitalizes internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. These costs amounted to $2.3 million and $2.4 million during the years ended December 31, 2002 and 2001, respectively.

Revenue Recognition

        Management has determined that all of the Company's leases with its various tenants are operating leases. Rental income from such leases with scheduled rent increases is recognized using the straight-line method over the terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions amounted to $11.4 million and $7.5 million at December 31, 2002 and 2001, respectively, and is included in accounts receivable, net of an allowance for doubtful accounts. Rental revenue recognized over cash received is included in revenue from rental and recoveries for the years ended December 31, 2002, 2001 and 2000 and amounted to $4.2 million, $3.8 million and $3.0 million, respectively.

        Leases for both retail and office space generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. In addition, certain of the Company's operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until such specified targets are met. Reimbursements for both operating expenses and real estate taxes as well as contingent rental income during the years ended December 31, 2002, 2001 and 2000 were $67.8 million, $59.9 million and $28.8 million, respectively. These items are included in revenue from rentals and recoveries in the consolidated statements of income.

        Allowances for uncollectible receivables are charged against revenue from rentals and recoveries and amounted to $3.8 million, $4.5 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Credit Risk

        The Company operates in one industry, which is the acquisition, ownership, management, leasing and redevelopment of real estate, and no single tenant accounts for more than 10% of total revenue. Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of (1) temporary cash and equivalent instruments, which are held at financial institutions of high credit quality; and (2) tenant receivables, whose credit risk is distributed among tenants in different industries and across several geographical areas.

Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company's financial instruments, other than debt, are generally short-term in nature and consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying values of these assets and liabilities, which are recorded at net realizable value in the consolidated balance sheets, are assumed to be at fair value.

        The fair values of the Company's fixed rate mortgage loans and unsecured notes payable, which is based on estimates made by management for rates currently prevailing for comparable loans and notes of comparable maturities, exceeds the aggregate carrying value by approximately $51 million at December 31, 2002 and approximate the aggregate carrying value at December 31, 2001. The Company's line of credit facility and former subordinated debt are at variable rates, resulting in carrying values that approximate fair value at December 31, 2002 and 2001.

Stock-Based Compensation

        The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, during the year ended December 31, 2002. At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock option grants is reflected in the Company's reported results, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of

SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per-share data):

	Year ended December 31,
	2002	2001	2000
Net loss attributed to common shareholders, as reported	$(187)	$(32,104)	$(14,637)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards*	403	—	—

Pro forma net loss attributable to common shareholders	$(590)	$(32,104)	$(14,637)
Loss per share:
Basic—as reported	$(0.01)	$(4.71)	$(2.40)
Basic—pro forma	$(0.02)	$(4.71)	$(2.40)
Diluted—as reported	$(0.01)	$(4.71)	$(2.40)
Diluted—pro forma	$(0.02)	$(4.71)	$(2.40)

*
The Company estimates the fair value of options granted prior to the date of the initial filing of its Registration Statement (September 7, 2001) using the minimum value method, which resulted in no fair value for such options. The Company estimated the fair value for subsequent options granted using the Black Scholes option-pricing model (see Note 11).

Earnings Per Share

        In accordance with SFAS No. 128, Earnings Per Share, ("SFAS No. 128") basic earnings per common share is computed by dividing net income attributable to common shareholders (defined as net income less paid and accrued preferred stock distributions and accretion of redeemable equity) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the Company.

Income Taxes

        The Company has elected to be taxed as a REIT under the Internal Revenue Code. In order to qualify as a REIT for income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company's policy to distribute 100% of its taxable income to shareholders; accordingly, no provision has been made for federal income taxes.

Reclassifications

        Certain prior year balances have been reclassified to conform to the current year presentation.

3.    Real Estate Investments

Summary

        A summary of real estate investments follows as of December 31 (in thousands):

	2002	2001
Land	$319,129	$290,758
Land improvements	168,246	149,072
Buildings and improvements	1,639,494	1,474,058
Tenant improvements	34,694	24,420
Improvements in process	16,970	10,660

	2,178,533	1,948,968
Accumulated depreciation and amortization	(170,029)	(103,800)

Net carrying value	$2,008,504	$1,845,168

Acquisitions

        During the year ended December 31, 2002, the Company completed the acquisition of ten shopping centers, nine of which are grocer-anchored, aggregating 3,147,000 square feet of gross leasable area ("GLA"), of which the Company acquired 2,355,000 square feet of GLA. The aggregate acquisition price of the shopping centers was $208.5 million, which was funded with borrowings under the Company's line of credit facility, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of exchangeable units of limited partnership interest in one of the Company's operating partnerships. In addition, the Company completed the acquisition of two parcels at company-owned shopping centers aggregating 70,000 square feet GLA, for a total acquisition price of $6.5 million, which was funded with borrowings under the Company's line of credit facility and cash provided by operations.

        During the year ended December 31, 2001, the Company completed the acquisition of three shopping centers, two of which are grocer-anchored, aggregating 708,000 square feet of GLA, of which the Company acquired 495,000 square feet of GLA. The aggregate acquisition price of the shopping centers was $40.0 million, which was funded with borrowings under the Company's line of credit facility and the assumption of a mortgage loan payable. Also during 2001, the Company completed the acquisitions of a development land parcel and a 17,000 square foot parcel at a company-owned shopping center for acquisition prices of $1.3 million and $1.0 million, respectively. The acquisitions were funded with borrowings under the Company's line of credit facility and cash provided by operations.

        On September 18, 2000, Heritage acquired Bradley Real Estate, Inc. ("Bradley"), a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. The Company acquired Bradley through a merger in which all of the holders of Bradley capital stock received cash in exchange for their shares. The transaction was accounted for using the purchase method and, accordingly, the acquisition cost was allocated to the estimated fair values of the assets received and liabilities assumed. Results of Bradley's operations have been included in the accompanying consolidated financial statements from the acquisition date.

Dispositions

        On March 21, 2002, the Company completed the sale of the Flower Hill building located in Roslyn, New York, one of its office buildings, for $4.2 million, resulting in a net gain on sale of $1.4 million. The Flower Hill building was classified as held for sale at December 31, 2001.

        On September 20, 2002, the Company completed the sale of its only ground-up development property located in Mishawaka, Indiana for $5.7 million, resulting in a net gain on sale of $1.6 million. There were no clearly distinguishable operations and cash flows from this development entity prior to the sale. Therefore, the gain on sale of this property is included as a component of income before discontinued operations.

        On September 24, 2002, the Company completed the sale of one of its single-tenant properties for $0.5 million, resulting in a net gain on sale of $0.4 million. The operations of this property, combined with the operations of the remaining single tenant properties, were reported as income from discontinued operations in 2002, and their respective 2001 and 2000 results of operations were reclassified to income from discontinued operations.

        During the year ended December 31, 2001, the Company sold a shopping center acquired from Bradley and two office buildings at an aggregate sales price of $18.3 million, resulting in an aggregate net gain on sale of $1.8 million. In addition, the Company sold two single-tenant properties for an aggregate sales price of $5.0 million, resulting in an aggregate net gain on sale of $2.3 million.

        During the year ended December 31, 2000, the Company sold two single-tenant properties for an aggregate sales price of $3.7 million, resulting in an aggregate net gain on sale of $1.8 million.

4.    Supplemental Cash Flow Information

        During 2002, 2001 and 2000, interest paid was $70.7 million, $85.0 million, and $27.8 million, respectively, and net state income and franchise tax payments were $0.1 million, $0.7 million, and $0.5 million, respectively.

        During 2002, the Company assumed $95.1 million of existing debt in connection with the acquisition of seven shopping centers. In addition, the Company issued exchangeable limited partnership units with a fair value of $7.9 million in connection with the acquisition of four shopping centers. Included in accrued expenses and other liabilities at December 31, 2002 are accrued expenditures for real estate investments of $3.7 million and accrued expenses of $0.1 million for the issuance of common stock.

        During 2001, the Company assumed $14.9 million of existing debt in connection with the acquisition of a shopping center. Included in accrued expenses and other liabilities at December 31, 2001 are accrued expenditures for real estate investments of $2.7 million and accrued expenses of $0.8 million for the issuance of common stock.

        In 2000, in connection with the acquisition of Bradley, the Company assumed net operating liabilities of $20 million and $364 million of outstanding debt. Included in accrued expenses and other liabilities at December 31, 2000 are accrued expenditures for real estate investments of $0.3 million.

        Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

5.    Operating Leases

        Scheduled future minimum rental payments to be received under the Company's non-cancelable operating leases are as follows at December 31, 2002 (in thousands):

Year Ending December 31	Amount
2003	$214,674
2004	196,858
2005	172,285
2006	147,952
2007	127,585
Thereafter	634,615

Total minimum future rentals	$1,493,969

6.    Minority Interests

Series B and C Preferred Units

        The Bradley OP has outstanding 2,000,000 units of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units and 1,000,000 units of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (together, the "Series B and C Preferred Units"). The Series B and C Preferred Units were issued during 1999 to investors at a price of $25.00 per unit. The Series B and C Preferred Units are callable by the Bradley OP after five years from the date of issuance at a redemption price equal to the redeemed holder's capital account plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Bradley OP may elect to deliver shares of 8.875% Series B or C Cumulative Redeemable Perpetual Preferred Stock, as appropriate, of the Company, on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. Holders of the Series B and C Preferred Units have the right to exchange their Series B and C Preferred Units for shares of Series B and C Preferred Shares on a one-for-one basis after ten years from the original date of issuance, subject to certain limitations. Income is allocated to the Series B and C Preferred Units, which have been reported as minority interests in the accompanying financial statements, in amounts equal to the distributions or dividends thereon.

Exchangeable Limited Partnership Units

        Exchangeable limited partnership units consist of 340,270 Bradley OP Units ("OP Units") not owned by the Company. The holders of these Units may present such OP Units to Bradley OP for redemption at any time (subject to certain restrictions with particular holders). Upon presentation of an OP Unit, the Bradley OP must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. One share of common stock is generally the economic equivalent of the OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock.

Other Minority Interests

        The Company also assumed other minority interests in its acquisition of Bradley that participate in earnings based on terms specified in their partnership agreements. These minority interests amounted to $2.4 million at December 31, 2002 and 2001.

7.    Debt

Mortgage Loans Payable

        Mortgage loans consist of various non-recourse issues collateralized by 63 real estate investments with an aggregate net carrying value of $869.7 million at December 31, 2002. The loans require monthly payments of principal and interest through 2020 at interest rates ranging from 3.38% to 10.13% and have a weighted average effective interest rate of 7.76% at December 31, 2002. The loans are generally subject to prepayment penalties.

        Mortgage loans payable consisted of the following at December 31 (in thousands):

Property	Effective Interest Rate	Maturity	2002	2001
Fox River Plaza	7.76%	April 2002	$—	$4,836
Edgewood Shopping Center	9.08%	June 2002	—	6,384
Moorland Square	8.99%	November 2002	—	3,239
Kimberly West(1)	7.88%	January 2003	3,519	3,625
Martin's Bittersweet Plaza	8.88%	June 2003	2,975	3,142
Miracle Hills Park	8.28%	August 2004	3,672	3,744
The Commons of Chancellor Park	8.48%	November 2004	12,745	13,086
Franklin Square	9.00%	June 2005	14,418	14,783
Williamson Square	8.00%	August 2005	11,479	11,765
Riverchase Village Shopping Center	7.62%	September 2005	10,361	10,627
Spring Mall	9.39%	October 2006	8,350	8,441
Southport Center	6.94%	July 2007	10,000	7,843
Innes Street Market	7.63%	October 2007	13,458	13,738
Southgate Shopping Center	8.38%	October 2007	2,589	2,674
Salem Consumer Square	10.13%	September 2008	11,101	11,449
St. Francis Plaza	8.13%	December 2008	1,204	1,354
8 shopping centers, cross collateralized	7.83%	December 2009	82,864	84,213
Montgomery Commons(2)	6.38%	January 2010	8,872	—
Warminster Towne Center(3)	6.01%	February 2010	22,922	—
545 Boylston Street and William J. McCarthy Building	8.26%	October 2010	35,942	36,454
29 shopping centers, cross collateralized	7.88%	October 2010	239,906	241,881
Bedford Grove	7.86%	March 2012	4,826	—
Berkshire Crossing	3.38%	November 2012	15,661	—
Grand Traverse Crossing	7.42%	January 2013	13,938	—
Salmon Run(4)	8.10%	September 2013	5,533	—
Elk Park Center	7.64%	August 2016	8,775	9,011
Grand Traverse Crossing—Wal-Mart	7.75%	October 2016	5,455	—
Montgomery Towne Center	8.50%	March 2019	7,716	—
Bedford Grove—Wal-Mart	7.63%	November 2019	4,339	—
Berkshire Crossing—Home Depot/Wal-Mart	7.63%	March 2020	7,043	—

Total mortgage loans payable			$569,663	$492,289

(1)
This loan was repaid in full on January 3, 2003.

(2)
The principal amount and interest rate shown have been adjusted to reflect the estimated fair value of the note as of the date the property was acquired. The stated principal balance at December 31, 2002 was $7,933 and the interest rate was 8.48%.

(3)
The principal amount and interest rate shown have been adjusted to reflect the estimated fair value of the note as of the date the property was acquired. The stated principal balance at December 31, 2002 was $20,306 and the interest rate was 8.24%.

(4)
The principal amount and interest rate shown have been adjusted to reflect the estimated fair value of the note as of the date the property was acquired. The stated principal balance at December 31, 2002 was $5,217 and the interest rate was 8.95%.

Unsecured Notes Payable

        In its acquisition of Bradley in September 2000, Heritage assumed unsecured notes payable consisting of a $100 million 7% fixed-rate issue maturing on November 15, 2004; $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $2.0 million of other debt. The amount of unsecured notes payable outstanding at December 31, 2002 and 2001 was $201.5 million.

Line of Credit Facility

        On April 29, 2002, the Company entered into a new $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This line of credit replaced the Company's prior $425 million senior unsecured credit facility, which was repaid with proceeds from the IPO. The prior line of credit consisted of a $275 million revolving line of credit and a $150 million term loan and bore interest at a variable rate based on LIBOR and had a maturity date of September 18, 2003. The Company's two operating partnerships are the borrowers under this new line of credit, and Heritage and certain of Heritage's other subsidiaries have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At December 31, 2002, $234 million was outstanding under the line of credit.

        This line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company's debt rating, and requires monthly payments of interest. The variable rate in effect at December 31, 2002, including the lender's margin of 105 basis points, and borrowings outstanding at the base rate, was 2.62%. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 basis points to 25 basis points, depending upon the Company's debt rating, and requires quarterly payments.

        This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the making of investments. This line of credit also, except under some circumstances, including as necessary to maintain the Company's status as a REIT, limits the Company's ability to make distributions in excess of 90% of annual funds from operations, as defined.

        Upon entering into this new line of credit and repayment of the prior senior unsecured credit facility, the Company wrote off unamortized deferred financing costs and recognized an extraordinary loss of $4.2 million on this transaction.

Subordinated Debt

        In September 2000, Heritage entered into a $100 million term credit agreement (the "Subdebt"), which was subordinated in right of payment to the line of credit. The Subdebt was scheduled to mature on March 18, 2004 and bore interest at a variable rate based on LIBOR. The Subdebt contained covenants that, among other things, required the Company to maintain certain financial ratios. In addition, the Subdebt contained provisions that required repayment of the Subdebt upon full repayment of the line of credit or upon receipt of aggregate equity proceeds in excess of $250,000.

        On April 30, 2001, the Company modified the interest rate terms under the Subdebt. This modification resulted in the leader's margin being reduced from its originally scheduled 6% and 8% increasing-rate levels to 5% for the remaining term of the Subdebt. The Company determined that this modification did not result in an early extinguishment of debt. The fees incurred to modify the terms of the Subdebt were $1.8 million and were being amortized over the remaining term of the debt.

        The Company used $100 million of the net proceeds from the IPO to repay in full the Subdebt outstanding. In connection with the full repayment, the Company wrote off unamortized deferred financing costs and recognized an extraordinary loss of $2.5 million.

Scheduled Principal Repayments

        Scheduled principal repayments on aggregate outstanding debt at December 31, 2002 are as follows (in thousands):

Year Ending December 31	Amount
2003	$15,850
2004	125,521
2005	277,476
2006	19,509
2007	34,124
Thereafter	528,802

Total due(1)	$1,001,282

(1)
The aggregate principal repayment amount of $1,001,282 does not reflect the unamortized adjustment of $3,871 to increase the carrying amount to fair value for three mortgages assumed during the year ended December 31, 2002.

8.    Related Party Transactions

Transactions with NETT

        Preferred and common distributions paid to NETT in 2002, 2001 and 2000 were $47.7 million, $38.0 million and $36.0 million, respectively. At December 31, 2002 and 2001, distributions payable to NETT were $9.5 million and $9.8 million, respectively.

        Included in accounts payable, accrued expenses and other liabilities at December 31, 2002 and 2001 is $0.7 million and $1.1 million, respectively, that is due to NETT. These amounts represent standard post closing adjustments related to the contribution of the real estate investments and related assets and liabilities to the Company.

        The Company signed a transitional servicing agreement whereby the Company provided management and collection services for the benefit of NETT and was compensated for such services.

This agreement was terminated in September 2000. The Company earned $0.2 million in connection with the transitional servicing agreement during the year ended December 31, 2000 prior to termination.

        In connection with the formation of Heritage, environmental studies were not completed for all of the contributed properties. NETT has agreed to indemnify the Company for environmental costs up to $50 million. The environmental costs include completing environmental studies and any required remediation.

        The Company and NETT have 6% and 94% interests, respectively, in an office building development project located in Boston, Massachusetts. The Company has accounted for its interest using the cost method and has expended nothing on the project to date.

Transactions with Prudential

        Preferred and common distributions paid to Prudential in 2002, 2001 and 2000 were $11.6 million, $8.6 million and $1.9 million, respectively. At December 31, 2002 and 2001, distributions payable to Prudential were $2.6 million and $2.2 million, respectively.

        Prudential received advisory and other fees totaling $3.4 million in connection with the IPO, which have been included as equity issuance costs. These fees were incurred in the second quarter of 2002. Upon completion of the IPO and payment of these fees, the Company's advisory arrangements with Prudential were terminated.

        On April 30, 2001, in conjunction with the modification of its now repaid $100 million subordinated debt, the Company used the proceeds of a $50 million loan from a lender to repay the $50 million of subordinated debt previously held by Prudential. Interest expense paid to Prudential for this issue during the years ended December 31, 2001 and 2000 was $2.0 million and $1.5 million, respectively.

        Prudential provided financing services to Heritage in connection with the Bradley acquisition and received fees totaling $6.9 million. These costs have been capitalized as deferred financing costs and will be amortized over the lives of the related debt issues. In addition, Heritage paid Prudential $2.1 million of equity issuance costs in connection with Prudential's $100 million purchase of common and Series A Preferred stock shares in 2000. This amount has been charged against additional paid-in capital. Prudential also provided advisory services to Heritage in connection with the Bradley acquisition and received fees totaling $3.7 million, which were capitalized as an acquisition cost of the Bradley real estate investments. All of these costs were paid by Heritage in 2000.

        In connection with its purchases of common stock and Series A Preferred Stock, Prudential received warrants to acquire shares of the Company's common stock at an exercise price of $25.00 per share, which was assumed to be equal to the fair value of the stock at the date the warrants were issued. On July 9, 1999, 75,000 of the warrants were issued with an expiration date of July 13, 2003, and on September 18, 2000, 300,000 warrants were issued with an expiration date of September 18, 2004. The warrants had an estimated fair value at issuance of $0.2 million and $0.9 million, respectively, and such amounts were recorded as additional paid-in capital.

        A portion of redeemable equity, representing costs associated with prior equity transactions with Prudential, is reclassified as a charge to earnings for each quarter over the redemption period. This charge, which is recorded as accretion of redeemable equity in the accompanying consolidated statements of income, amounted to $0.3 million, $1.0 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. As a result of the IPO, all redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis.

9.    Segment Reporting

        The Company predominantly operates in one industry segment—real estate ownership and management of retail properties. As of December 31, 2002 and 2001, the Company owned 152 and 142 community and neighborhood shopping centers, respectively. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Company defines operating segments as individual properties with no segment representing more than 10% or more of rental revenue.

10.    Earnings Per Share

        Earnings per common share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which included all shares, as applicable (in thousands, except per-share data):

	For the year ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net loss attributable to common shareholders	$(187)	30,257	$(0.01)
Effect of dilutive securities:
Anticipated stock compensation(1)	—	29	—

Diluted loss per share:
Net loss attributable to common shareholders	$(187)	30,286	$(0.01)

(1)
In accordance with SFAS No. 128, anticipated stock compensation is included in this reconciliation even though the effect is anti-dilutive, because income before extraordinary items, rather than net loss attributable to common shareholders, is used as the "control number" in determining whether potential common shares are dilutive or anti-dilutive.

        For the years ended December 31, 2002, 2001, and 2000, preferred stock distributions of $14.3 million, $43.3 million, and $38.4 million, respectively, and the effect of the assumed conversion of convertible preferred stock and exchangeable minority interests outstanding into shares of common stock at the beginning of each year were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive. At December 31, 2002, 2001, and 2000, options and warrants to purchase 2,415,527, 1,376,500 and 1,082,000 shares, respectively, of common stock at $25.00 per share were outstanding but were not included in the computation of diluted loss per common share because their exercise price was not below the fair value of the common shares and would therefore not dilute basic loss per common share.

11.    Stock-Based Compensation

Overview

        SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"), and to make pro-forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 were applied. The Company uses Opinion No. 25 and related Interpretations to measure compensation costs for its stock-based plans.

        The Company's 2000 Equity Incentive Plan (the "Plan"), as amended, authorizes options and other stock-based compensation awards to be granted to employees for up to 3,600,000 shares of common and/or preferred stock. A committee of the Board of Directors administers the Plan and is responsible for selecting persons eligible for awards and for determining the term and duration of any award.

Stock Options

        Pursuant to the Plan, the Company periodically grants options to purchase shares of common stock at an exercise price equal to the estimated per-share fair value of the Company's common stock. The options vest over periods ranging from three to five years and have an expiration of ten years from the grant date.

        Upon completion of the Company's initial public offering, the vesting of all stock options previously granted to employees (other than 430,000 options granted in April 2002) accelerated.

11.    Stock-Based Compensation (Continued)

        A summary of option transactions during the periods covered by these consolidated financial statements is as follows:

	Shares	Weighted Average Exercise price per share
Outstanding at January 1, 2000	—	$—
Granted	708,000	25.00
Cancelled	(1,000)	25.00
Exercised	—	—

Outstanding at December 31, 2000	707,000	25.00
Granted	420,750	25.00
Cancelled	(126,250)	25.00
Exercised	—	—

Outstanding at December 31, 2001	1,001,500	25.00
Granted	1,096,362	24.99
Cancelled	(46,125)	25.00
Exercised	—	—

Outstanding at December 31, 2002	2,051,727	$24.99

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/02	Weighted- Average Exercise Price
$23.95 - $25.00	2,051,727	8.36	$24.99	1,574,727	$25.00

        The Company has estimated the fair value of options granted prior to September 7, 2001 (the initial filing of the Company's Registration Statement) using the minimum value method, which SFAS No. 123 indicates may be used by nonpublic companies and which excludes the expected volatility of the Company's stock. The Company applied this method incorporating the following weighted-average assumptions: dividend yield of 8.25%; risk-free interest rate of 5%; expected life of 4 years; and no expected volatility. Had compensation cost for these options been determined in accordance with SFAS No. 123, the Company's net income and basic and diluted loss per common share would have been unchanged from reported amounts for the years ended December 31, 2001 and 2000. There were no stock options granted between September 7, 2001 and December 31, 2001.

        In addition to the 1,096,352 options granted during the year ended December 31, 2002, the Company is contractually obligated as of December 31, 2002 to issue an additional 140,000 options to a certain employee based on the Company's 2002 performance. For purposes of the pro forma amounts below, the Company recognizes compensation expense over the performance and vesting periods. The per-share weighted-average fair value of the 1,096,352 options issued and 140,000 options accrued during the year ended December 31, 2002 was $1.39. The per-share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	8.4%
Expected life of option	6 years
Risk-free interest rate	3%
Expected stock price volatility	20%

        The compensation cost under SFAS 123 for the stock performance-based plan would have been $0.4 million for the year ended December 31, 2002. Had compensation cost for the Company's grants under stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss, and net loss per common share for 2002, 2001 and 2000 would approximate the pro forma amounts below (in thousands, except per-share data):

	Year Ended December 31,
	2002	2001	2000
Net loss attributable to common shareholders	$(590)	$(32,104)	$(14,637)
Net loss per common share—basic	$(0.02)	$(4.71)	$(2.40)
Net loss per common share—diluted	$(0.02)	$(4.71)	$(2.40)

        The effects of applying SFAS 123 in the pro-forma disclosure are not indicative of future amounts and anticipated awards.

        On March 3, 2003, pursuant to the Plan, the Company granted 653,700 stock options at an exercise price of $24.36 per share. The options vest at a rate of one-third per year on the anniversary of the grant date and have a duration of ten years.

Restricted Shares

        In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued 155,000 shares in July 2002 based on a fair market value per share of $23.65 on the grant date. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 1, 2003, based on the continued employment of these individuals with the Company through that date. During the year ended December 31, 2002, the Company recognized $2.6 million of compensation expense related to these shares. The unamortized compensation expense of $1.0 million is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining vesting period.

        In addition, on March 3, 2003, the Company issued 155,000 shares based on a value of $24.36 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 3, 2004.

        During the years ended December 31, 2001 and 2000, the Company granted shares of restricted stock with no performance-based conditions and no exercise price to certain employees. Grantees immediately receive distributions and voting rights on shares granted, and the shares vest over periods ranging up to five years. Compensation expense is recognized over the vesting periods. During the years ended December 31, 2001 and 2000, compensation expense recognized was $1.5 million and $0.4 million, respectively, based on a fair value per share of $25.00 at each of the grant dates.

        Upon completion of the IPO in the second quarter, all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of senior management and other key employees terminated. As a result, the Company incurred compensation expense, including the reimbursement of a portion of the taxes paid by two employees, of $6.8 million on the restricted shares, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of such taxes.

        Following is a table summarizing restricted stock activity during the years ended December 31:

	2002	2001	2000
Unvested shares outstanding at beginning of year	84,111	60,000	—
Shares issued	263,565	84,497	75,000
Shares forfeited	—	(1,830)	—
Shares vested	(192,676)	(58,556)	(15,000)

Unvested shares outstanding at end of year	155,000	84,111	60,000

        During the year ended December 31, 2002, the Company accrued $1.1 million of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to approximately 120,000 shares of restricted stock that were issued by the Company on March 3, 2003 for 2002 performance. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and vesting periods.

12.    Commitments and Contingencies

Retirement Savings Plan

        Effective in January 2000, the Company began to offer its employees a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Under the Plan, the Company provides matching contributions. These matching contributions are currently equal to 100% of the employee's contribution up to 3% of the employee's compensation, and 50% of the employee's contribution in excess of 3% and up to 5% of the employee's compensation. These employer contributions aggregated $0.3 million, $0.2 million, and $0.1 million in 2002, 2001 and 2000, respectively, and vested immediately.

        Effective in January 2000, the Company adopted a non-qualified executive retirement plan ("SERP"). Benefits payable under the SERP are based upon a percentage of each participant's average annual compensation, including base salary and bonus for the three calendar years of the last ten years of employment which produce the highest average amount. Benefits earned under the SERP vest over varying periods ranging from eight to ten years. Participants may begin to receive payments under the SERP following either their 60th or 65th birthday depending on the terms of their individual agreement. Benefits under the SERP will terminate upon the participant's death. The Company has accrued a liability pursuant to the SERP of $2.9 million and $1.6 million, at December 31, 2002 and 2001, respectively.

Legal and Other Matters

        The Company is subject to legal and other claims incurred in the normal course of business. Based on its review and consultation with counsel of such matters known to exist, management does not believe that the ultimate outcome of these claims would materially affect the Company's financial position or results of operations.

13.    Derivative and Hedging Activities

        On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure such instruments at fair value. Fair value adjustments affect either other comprehensive income (a component of shareholders' equity) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

        The Company uses certain derivative financial instruments to manage, or hedge, interest rate risks related to its borrowings, from lines of credit to medium-and long-term financings. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors. To determine the fair values of its derivative instruments, the Company uses methods and assumptions based on market conditions and risks existing at each balance sheet date. Such methods incorporate standard market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. All methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized.

        The Company had no derivatives at December 31, 2002. The Company's only derivative at December 31, 2001 was an interest rate "collar" entered into pursuant to and as a condition of the Company's prior line of credit facility. This collar limited the variable interest rate range on the entire $150 million term loan under the prior line of credit to a floor of 6% and a cap of 8.5% through September 18, 2003, the date of maturity of the prior line of credit. The derivative was classified as a cash flow hedge and the fair value of the derivative was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2001. For purposes of determining hedge effectiveness, the Company excludes the time value element of the collar. As of January 1, 2001, the adoption of SFAS No. 133 resulted in the recognition of a loss of $2.5 million, which is reported as a cumulative transition adjustment to accumulated other comprehensive loss (a component of changes in shareholders' equity). The net increase in the fair value of the liability for the collar during the year ended December 31, 2001 was $5.3 million, which resulted from a net gain recognized in income during the year ended December 31, 2001 of $1.0 million (representing the time value component of the collar excluded from the assessment of hedge effectiveness), a net loss of $6.3 million charged to accumulated other comprehensive loss.

        Interest expense attributable to the collar and recognized in earnings in 2002 and 2001 was $2.1 million and $3.0 million, respectively.

        On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This new line of credit replaced the Company's prior $425 million senior unsecured credit facility. Upon entering into this new line of credit, the Company paid $6.8 million to terminate the interest rate collar that was then in place with respect to the $150 million term loan under the prior senior unsecured credit facility. As a result of this termination, the Company reclassified $7.6 million of accumulated other comprehensive loss, a component of shareholders' equity, to earnings during the year ended December 31, 2002.

14.    Supplementary Quarterly Data (unaudited)

        The tables below reflect the Company's selected quarterly information for the years ended December 31, 2002 and 2001. Certain 2002 and 2001 amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per-share data):

	Quarter ended
	March 31	June 30	September 30	December 31
2002
Revenue from rentals and recoveries	$66,469	$69,301	$70,167	$71,994
Net income (loss)	4,923	(11,207)	11,661	9,066
Net (loss) income attributable to common shareholders	(6,176)	(14,738)	11,661	9,066
Basic and diluted net (loss) income per common share *	(0.90)	(0.48)	0.28	0.22
	Quarter ended
	March 31	June 30	September 30	December 31
2001
Revenue from rentals and recoveries	$65,179	$63,602	$61,289	$65,138
Net income	5,230	2,931	1,104	2,971
Net loss attributable to common shareholders	(5,827)	(8,243)	(9,950)	(8,084)
Basic and diluted net loss per common share	(0.85)	(1.21)	(1.46)	(1.19)

*
(Loss) income per common share is computed independently for each of the quarters presented, which when added together do not equal loss per common share for the year.

15.    Pro-Forma Financial Information (unaudited)

      The following pro-forma financial information for the year ended December 31, 2000 is presented as if the September 18, 2000 acquisition of Bradley Real Estate, Inc. had occurred at January 1, 2000. The pro-forma information is based upon historical information and does not purport to present what actual results would have been had such transaction occurred at January 1, 2000 or to project results for any future period (in thousands, except per-share data).

Total revenues	$252,666
Net income before extraordinary item	14,459
Net loss attributable to common shareholders	(29,454)
Basic loss per share	$(4.32)
Diluted loss per share	$(4.32)

16.    Subsequent Events—Acquisitions and Dispositions

        On January 23, 2003, the Company acquired a 442,000 square foot community shopping center, of which we acquired 181,000 square feet, located in Christiansburg, VA known as Spradlin Farm. The acquisition price for Spradlin Farm was $23.6 million and was funded with borrowings under the Company's line of credit.

        During the first quarter of 2003 the Company completed the disposition of its ten remaining single-tenant properties classified as held for sale at December 31, 2002. The Company received proceeds of $2.4 million, resulting in a net gain on sale of $0.8 million.

17.    Newly Issued Accounting Standards

SFAS No. 145

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a company could continue to classify transactions as extraordinary items if they meet the criteria described in APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). APB 30 requires that the event or transaction be both unusual in nature and infrequent in occurrence.

        SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. However, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 shall be reclassified. The Company has elected to adopt SFAS No. 145 for its fiscal year beginning January 1, 2003, and therefore has classified its losses associated with its prepayment of its prior senior unsecured credit facility and subordinated debt during the second quarter of 2002 as an extraordinary item. This loss will be reclassified to continuing operations in 2003.

SFAS No. 146

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on its liquidity, financial position, or results of operations.

FIN 45

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indirect Guarantees of Indebtedness of Others ("FIN 45"). This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. In general FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The Company adopted the disclosure requirements of FIN 45 and concluded no additional disclosure was necessary. The Company will adopt the recognition requirements of FIN 45 in 2003 and does not expect these recognition requirements will have a material impact on the results of its operations, financial position, or liquidity.

FIN 46

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company does not believe the adoption of the interpretation will have a material impact on the results of its operations, financial position, or liquidity.

SCHEDULE III

         HERITAGE PROPERTY INVESTMENT TRUST, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2002.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2002
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
RETAIL SHOPPING CENTERS
ALABAMA
Montgomery Commons Montgomery, AL	$8,872		$2,527	$8,459	$—	$2,527	$8,459	$10,986	$—	2002	15 - 39
Mongtomery Towne Center Montgomery, AL	7,716		4,307	14,421	1	4,307	14,422	18,729	346	2002	15 - 39
Riverchase Village Shopping Center Hoover, AL	10,361		4,094	13,718	411	4,094	14,129	18,223	2,072	1999	5 - 39
CONNECTICUT
Torrington Plaza Torrington, CT	239,906	(1)	2,548	8,538	230	2,548	8,768	11,316	1,295	1999	2 - 39
FLORIDA
Barton Commons Rockledge, FL		(1)	1,652	5,546	324	1,652	5,870	7,522	824	1999	5 - 39
Naples Shopping Center Naples, FL	82,864	(2)	4,783	16,029	238	4,784	16,266	21,050	2,325	1999	5 - 39
Park Shore Shopping Center Naples, FL		(1)	3,099	10,391	954	3,099	11,345	14,444	1,684	1999	5 - 39
Shoppers Haven Shopping Center Pompano Beach, FL	—		3,286	10,933	1,915	3,303	12,831	16,134	1,740	1999	4 - 39
Venetian Isle Shopping Center Lighthouse Point, FL		(1)	3,605	12,084	238	3,606	12,321	15,927	1,762	1999	4 - 39
GEORGIA
Shenandoah Plaza Newnan, GA	—		1,352	4,530	—	1,352	4,530	5,882	432	2000	10 - 39
ILLINOIS
Bartonville Square Bartonville, IL	—		572	1,914	225	572	2,139	2,711	189	2000	10 - 39
Butterfield Square Libertyville, IL	—		3,328	11,139	150	3,344	11,273	14,617	1,073	2000	7 - 39
The Commons of Chicago Ridge Chicago Ridge, IL	—		9,254	30,982	1,894	9,273	32,857	42,130	3,295	2000	5 - 39

S-III-1

The Commons of Crystal Lake Crystal Lake, IL	—	7,193	24,079	393	7,193	24,472	31,665	2,329	2000	4 - 39
Crossroads Centre Fairview Heights, IL	—	3,614	12,099	191	3,680	12,224	15,904	1,163	2000	10 - 39
Fairhills Shopping Center Springfield, IL	—	1,369	4,583	15	1,369	4,598	5,967	439	2000	3 - 39
Heritage Square Naperville, IL	—	5,554	18,593	611	5,554	19,204	24,758	1,830	2000	5 - 39
High Point Centre Lombard, IL	—	5,621	18,817	247	5,659	19,026	24,685	1,797	2000	10 - 39
Parkway Pointe Springfield, IL	—	1,059	3,546	—	1,059	3,546	4,605	338	2000	10 - 39
Rivercrest Crestwood, IL	—	10,043	33,620	125	10,043	33,745	43,788	3,220	2000	6 - 39
Rollins Crossing Round Lake Beach, IL	—	3,839	12,852	3	3,839	12,855	16,694	1,228	2000	4 - 39
Sangamon Center North Springfield, IL	—	2,450	8,204	132	2,450	8,336	10,786	790	2000	10 - 39
Sheridan Village Peoria, IL	—	5,293	17,716	1,206	5,425	18,790	24,215	1,713	2000	3 - 39
Sterling Bazaar Peoria, IL	—	1,619	5,419	99	1,718	5,419	7,137	522	2000	10 - 39
Twin Oaks Centre Silvis, IL	—	1,832	6,131	287	1,841	6,409	8,250	587	2000	10 - 39
Wardcliffe Shopping Center Peoria, IL	—	503	1,682	244	566	1,863	2,429	183	2000	5 - 39
Westview Center Hanover Park, IL	—	6,527	21,852	580	6,815	22,144	28,959	2,134	2000	5 - 39
INDIANA
Apple Glen Crossing Fort Wayne, IN	—	4,337	14,518	—	4,337	14,518	18,855	45	2002	15 - 39
County Line Mall Indianapolis, IN	—	4,616	15,451	68	4,616	15,519	20,135	1,483	2000	3 - 39
Double Tree Plaza Winfield, IN	—	1,404	4,703	80	1,420	4,767	6,187	455	2000	5 - 39

S-III-2

Germantown Shopping Center Jasper, IN	—	1,829	6,124	1,642	1,848	7,747	9,595	768	2000	3 - 39
King's Plaza Richmond, IN	—	983	3,290	498	1,111	3,660	4,771	373	2000	5 - 39
Lincoln Plaza New Haven, IN	—	1,241	4,155	134	1,241	4,289	5,530	429	2000	2 - 39
Martin's Bittersweet Plaza Mishawaka, IN	2,975	1,110	3,717	29	1,110	3,746	4,856	359	2000	5 - 39
Rivergate Shopping Center Shelbyville, IN	—	1,299	4,350	206	1,299	4,556	5,855	426	2000	10 - 39
Sagamore Park Centre West Lafayette, IN	—	1,768	5,919	439	1,768	6,358	8,126	583	2000	4 - 39
Speedway SuperCenter Indianapolis, IN	—	11,446	38,322	1,971	11,502	40,237	51,739	3,809	2000	2 - 39
The Village Gary, IN	—	2,649	8,871	2,024	2,649	10,895	13,544	895	2000	3 - 39
Washington Lawndale Commons Evansville, IN	—	4,757	15,924	592	4,831	16,442	21,273	1,603	2000	3 - 39
IOWA
Burlington Plaza West Burlington, IA	—	1,409	4,719	111	1,475	4,764	6,239	453	2000	4 - 39
Davenport Retail Center Davenport, IA	—	1,355	4,539	—	1,355	4,539	5,894	433	2000	10 - 39
Kimberly West Davenport, IA	3,519	1,380	4,623	62	1,391	4,674	6,065	449	2000	3 - 39
Parkwood Plaza Urbandale, IA	—	1,950	6,527	118	1,950	6,645	8,595	624	2000	10 - 39
Southgate Shopping Center Des Moines, IA	2,589	994	3,327	249	1,054	3,516	4,570	325	2000	7 - 39
Spring Village Davenport, IA	—	673	2,255	435	753	2,610	3,363	244	2000	3 - 39
Warren Plaza Dubuque, IA	—	1,439	4,818	83	1,523	4,817	6,340	460	2000	10 - 39
KANSAS
Mid State Plaza Salina, KS	—	1,718	5,752	845	2,243	6,072	8,315	600	2000	1 - 39

S-III-3

Santa Fe Square Olathe, KS	—		2,465	8,252	451	2,649	8,519	11,168	809	2000	5 - 39
Shawnee Parkway Plaza Shawnee, KS	—		1,176	3,936	207	1,298	4,021	5,319	415	2000	2 - 39
Village Plaza Manhattan, KS	—		497	1,664	13	499	1,675	2,174	137	2001	10 - 39
Westchester Square Lenexa, KS	—		3,128	10,473	381	3,256	10,726	13,982	1,055	2000	4 - 39
West Loop Shopping Center Manhattan, KS	—		3,285	10,997	272	3,388	11,166	14,554	1,066	2000	3 - 39
KENTUCKY
Camelot Shopping Center Louisville, KY	—		1,659	6,198	37	1,659	6,235	7,894	543	2000	2 - 39
Dixie Plaza Louisville, KY	—		719	2,406	15	719	2,421	3,140	233	2000	5 - 39
Midtown Mall Ashland, KY	—		1,924	6,444	301	1,924	6,745	8,669	663	2000	3 - 39
Plainview Village Center Louisville, KY	—		2,701	9,044	700	2,727	9,718	12,445	901	2000	5 - 39
Stony Brook Louisville, KY	—		3,319	11,110	158	3,364	11,223	14,587	1,082	2000	3 - 39
MAINE
Pine Tree Shopping Center Portland, ME		(1)	2,390	8,018	1,558	2,425	9,541	11,966	1,313	1999	5 - 39
MASSACHUSETTS
Berkshire Crossing Pittsfield, MA	22,704		6,964	23,313	93	6,964	23,406	30,370	509	2002	15 - 39
Lynn Market Place Lynn, MA		(1)	1,340	4,490	463	1,340	4,953	6,293	654	1999	5 - 39
Watertower Plaza Leominster, MA		(1)	6,669	22,350	4,227	6,673	26,573	33,246	4,039	1999	4 - 39
Westgate Plaza Westfield, MA		(1)	2,062	6,911	25	2,079	6,919	8,998	964	1999	5 - 39
MICHIGAN
Cherry Hill Marketplace Westland, MI	—		2,639	4,113	6,268	2,639	10,381	13,020	895	2000	4 - 39

S-III-4

Grand Traverse Crossing Traverse City, MI	19,393	5,375	17,993	62	5,375	18,055	23,430	393	2002	15 - 39
The Courtyard Burton, MI	—	2,039	6,831	34	2,040	6,864	8,904	666	2000	5 - 39
Redford Plaza Redford, MI	—	5,520	18,482	275	5,520	18,757	24,277	1,809	2000	4 - 39
MINNESOTA
Austin Town Center Austin, MN	—	2,096	7,015	116	2,096	7,131	9,227	699	2000	3 - 39
Brookdale Square Brooklyn Center, MN	—	2,191	7,335	539	2,191	7,874	10,065	710	2000	3 - 39
Burning Tree Plaza Duluth, MN	—	3,355	11,230	152	3,355	11,382	14,737	1,101	2000	3 - 39
Central Valu Center Columbia Heights, MN	—	2,144	7,176	8	2,144	7,184	9,328	688	2000	3 - 39
Division Place St. Cloud, MN	—	2,614	8,751	159	2,638	8,886	11,524	509	2001	10 - 39
Elk Park Center Elk River, MN	8,775	4,440	14,866	308	4,446	15,168	19,614	1,478	2000	3 - 39
Har Mar Mall Roseville, MN	—	10,281	34,418	2,201	10,322	36,578	46,900	3,451	2000	3 - 39
Hub West / Richfield Hub Richfield, MN	—	3,269	10,948	450	3,270	11,397	14,667	1,060	2000	9 - 39
Marketplace at 42 Savage, MN	—	5,070	16,973	246	5,093	17,196	22,289	1,657	2000	4 - 39
Roseville Center Roseville, MN	—	1,571	5,257	468	1,571	5,725	7,296	526	2000	2 - 39
Southport Centre Apple Valley, MN	10,000	3,915	13,106	57	3,915	13,163	17,078	1,250	2000	10 - 39
Sun Ray Shopping Center St. Paul, MN	—	4,669	15,628	733	4,690	16,340	21,030	1,517	2000	2 - 39
Ten Acres Center West St. Paul, MN	—	2,368	7,930	574	2,344	8,528	10,872	810	2000	4 - 39
Terrace Mall Robbinsdale, MN	—	2,030	6,799	54	2,030	6,853	8,883	665	2000	4 - 39
Westwind Plaza Minnetonka, MN	—	2,511	8,409	1,040	2,676	9,284	11,960	845	2000	9 - 39
White Bear Hills White Bear Lake, MN	—	1,412	4,732	52	1,413	4,783	6,196	452	2000	5 - 39

S-III-5

MISSOURI
Ellisville Square Ellisville, MO	—		2,577	8,627	795	2,772	9,227	11,999	853	2000	9 - 39
Grandview Plaza Florissant, MO	—		3,555	11,902	502	3,700	12,259	15,959	1,142	2000	10 - 39
Hub Shopping Center Independence, MO	—		1,578	5,281	403	1,708	5,554	7,262	517	2000	2 - 39
Liberty Corners Liberty, MO	—		1,904	6,375	133	1,970	6,442	8,412	629	2000	3 - 39
Maplewood Square Maplewood, MO	—		1,080	3,616	67	1,080	3,683	4,763	365	2000	5 - 39
Marketplace at Independence Independence, MO	—		4,612	15,441	76	4,612	15,517	20,129	337	2002	15 - 39
Prospect Plaza Gladstone, MO	—		3,479	11,647	586	3,479	12,233	15,712	1,245	2000	4 - 39
Watts Mill Plaza Kansas City, MO	—		3,180	10,645	230	3,348	10,707	14,055	1,037	2000	5 - 39
NEBRASKA
Bishop Heights Lincoln, NE	—		318	1,062	36	345	1,071	1,416	103	2000	10 - 39
Cornhusker Plaza South Sioux City, NE	—		1,122	3,754	30	1,122	3,784	4,906	359	2000	5 - 39
Eastville Plaza Fremont, NE	—		1,137	3,805	30	1,137	3,835	4,972	363	2000	10 - 39
Edgewood Shopping Center Lincoln, NE	—		2,890	9,674	183	2,904	9,843	12,747	944	2000	3 - 39
The Meadows Lincoln, NE	—		1,037	3,471	24	1,037	3,495	4,532	333	2000	4 - 39
Miracle Hills Park Omaha, NE	3,672		1,739	5,824	107	1,761	5,909	7,670	577	2000	3 - 39
Stockyards Plaza Omaha, NE	—		2,122	7,102	33	2,155	7,102	9,257	705	2000	10 - 39
NEW HAMPSHIRE
Bedford Mall Bedford, NH	—		4,686	15,708	296	4,735	15,955	20,690	2,301	1999	3 - 39
Bedford Grove Bedford, NH	9,165		3,595	12,037	—	3,595	12,037	15,632	263	2002	15 - 39
Capitol Shopping Center Concord, NH		(2)	2,300	7,713	1,341	2,300	9,054	11,354	1,242	1999	10 - 39

S-III-6

Tri City Plaza Somersworth, NH		(2)	1,875	6,287	280	2,135	6,307	8,442	963	1999	5 - 39
NEW JERSEY
Cross Keys Commons Washington Township, NJ	—		7,823	26,189	437	7,829	26,620	34,449	818	2002	15 - 39
Morris Hills Shopping Center Parsippany, NJ		(1)	4,646	15,565	705	4,646	16,270	20,916	2,433	1999	10 - 39
NEW MEXICO
St. Francis Plaza Santa Fe, NM	1,204		891	2,989	2	893	2,989	3,882	297	2000	10 - 39
NEW YORK
College Plaza Selden, NY		(1)	3,093	10,367	45	3,093	10,412	13,505	1,488	1999	10 - 39
Dalewood I Shopping Center Hartsdale, NY		(1)	1,767	5,918	73	1,767	5,991	7,758	857	1999	10 - 39
Dalewood II Shopping Center Hartsdale, NY		(1)	3,780	12,661	2	3,780	12,663	16,443	1,812	1999	10 - 39
Dalewood III Shopping Center Hartsdale, NY		(1)	2,646	8,861	73	2,646	8,934	11,580	1,275	1999	5 - 39
Falcaro's Plaza Lawrence, NY		(1)	1,881	6,301	100	1,881	6,401	8,282	922	1999	10 - 39
Kings Park Shopping Center Kings Park, NY		(1)	1,839	6,160	84	1,839	6,244	8,083	892	1999	5 - 39
Nesconset Shopping Center Port Jefferson Station, NY		(1)	2,622	8,787	1,006	2,859	9,556	12,415	1,482	1999	3 - 39
Parkway Plaza Carle Place, NY		(1)	3,786	12,678	186	3,786	12,864	16,650	1,795	1999	5 - 39
Roanoke Plaza Riverhead, NY		(2)	1,653	5,541	267	1,653	5,808	7,461	847	1999	3 - 39
Rockville Centre Shopping Center Rockville Centre, NY		(1)	897	3,006	1,252	897	4,258	5,155	766	1999	9 - 39
Salmon Run Plaza Watertown, NY	5,533		2,096	7,015	—	2,096	7,015	9,111	148	2002	15 - 39
Suffolk Plaza East Setauket, NY		(1)	1,182	4,042	180	1,182	4,222	5,404	612	1999	10 - 39
Three Village Plaza East Setauket, NY		(1)	1,763	5,909	139	1,763	6,048	7,811	868	1999	9 - 39
Turnpike Plaza Huntington Station, NY		(2)	908	3,044	107	908	3,151	4,059	445	1999	10 - 39

S-III-7

NORTH CAROLINA
The Commons at Chancellor Park Charlotte, NC	12,745		4,922	16,502	87	4,922	16,589	21,511	2,366	1999	5 - 39
Crown Point Shopping Center Charlotte, NC		(1)	2,096	7,026	67	2,162	7,027	9,189	1,026	1999	10 - 39
Franklin Square Gastonia, NC	14,418		6,084	20,369	36	6,084	20,405	26,489	957	2001	5 - 39
Innes Street Market Salisbury, NC	13,458		6,158	20,615	4,774	6,019	25,528	31,547	4,167	1999	4 - 39
McMullen Creek Shopping Center Charlotte, NC		(1)	6,580	22,047	438	6,580	22,485	29,065	3,247	1999	1 - 39
New Centre Market Wilmington, NC		(2)	3,904	13,070	17	3,904	13,087	16,991	1,511	1999	5 - 39
River Ridge Marketplace Asheville, NC	—		2,805	9,388	249	2,805	9,637	12,442	803	2000	3 - 39
Tarrymore Square Raleigh, NC		(1)	4,891	16,392	186	4,891	16,578	21,469	2,405	1999	3 - 39
University Commons Wilmington, NC		(1)	4,370	14,646	585	4,370	15,231	19,601	2,242	1999	5 - 39
University Commons Greenville Greenville, NC		(2)	5,976	20,009	13	5,977	20,021	25,998	2,314	1999	5 - 39
Wendover Place Greensboro, NC		(2)	8,309	27,819	8,401	10,085	34,444	44,529	3,518	1999	3 - 39
OHIO
30th Street Plaza Canton, OH	—		3,071	10,279	15	3,071	10,294	13,365	983	2000	8 - 39
Clock Tower Plaza Lima, OH	—		3,409	11,409	230	3,533	11,515	15,048	1,124	2000	4 - 39
Salem Consumer Square Trotwood, OH	11,101		5,964	19,965	331	6,053	20,207	26,260	1,926	2000	3 - 39
PENNSYLVANIA
Boyertown Plaza Boyertown, PA		(1)	675	2,265	931	675	3,196	3,871	394	1999	5 - 39
Lehigh Shopping Center Bethlehem, PA		(1)	4,125	13,831	2,553	4,125	16,384	20,509	2,588	1999	5 - 39
Warminster Towne Center Warminster, PA	22,922		7,677	25,703	—	7,677	25,703	33,380	—	2002	15 - 39

S-III-8

SOUTH DAKOTA
Baken Park Rapid City, SD	—		3,119	10,440	705	3,119	11,145	14,264	1,128	2000	3 - 39
TENNESSEE
Oakwood Commons Hermitage, TN		(1)	3,740	12,542	152	3,740	12,694	16,434	1,812	1999	2 - 39
Watson Glen Shopping Center Franklin, TN		(1)	3,381	11,336	428	3,381	11,764	15,145	1,640	1999	3 - 39
Williamson Square Franklin, TN	11,479		4,779	15,994	1,290	4,777	17,286	22,063	1,649	2000	3 - 39
VERMONT
Rutland Plaza Rutland, VT		(1)	4,037	13,530	62	4,037	13,592	17,629	1,962	1999	5 - 39
WISCONSIN
Fairacres Shopping Center Oshkosh, WI	—		1,563	5,230	6	1,563	5,236	6,799	501	2000	4 - 39
Fitchburg Ridge Madison, WI	—		481	1,611	187	481	1,798	2,279	160	2000	5 - 39
Fox River Plaza Burlington, WI	—		1,654	5,536	151	1,654	5,687	7,341	552	2000	7 - 39
Garden Plaza Franklin, WI	—		1,088	3,642	53	1,088	3,695	4,783	356	2000	5 - 39
Madison Plaza Madison, WI	—		1,817	6,082	296	1,817	6,378	8,195	586	2000	3 - 39
Mequon Pavilions Mequon, WI	—		6,296	21,075	1,411	6,353	22,429	28,782	2,054	2000	2 - 39
Moorland Square New Berlin, WI	—		1,881	6,299	2	1,882	6,300	8,182	601	2000	10 - 39
Oak Creek Centre Oak Creek, WI	—		1,357	4,546	44	1,358	4,589	5,947	443	2000	5 - 39
Park Plaza Manitowoc, WI	—		1,586	5,305	213	1,693	5,411	7,104	532	2000	4 - 39
Spring Mall Greenfield, WI	8,350		3,136	10,499	3,226	3,136	13,725	16,861	1,043	2000	10 - 39
Taylor Heights Sheboygan, WI	—		1,976	6,618	1	1,977	6,618	8,595	631	2000	7 - 39

S-III-9

OFFICE BUILDINGS
MASSACHUSETTS
William J. McCarthy Boston, MA	35,942	(3)	4,700	18,807	1,324	4,700	20,131	24,831	2,081	1999	3 - 39
545 Boylston Street Boston, MA		(3)	4,300	17,206	1,325	4,300	18,531	22,831	1,976	1999	3 - 39
NEW YORK
Executive Office Building Great Neck, NY	—		834	3,338	223	834	3,561	4,395	411	1999	4 - 39
Fortune Office Building Hartsdale, NY	—		856	3,430	437	856	3,867	4,723	440	1999	1 - 39

SUBTOTAL	$569,663		$480,743	$1,612,784	$83,255	$486,972	$1,689,810	$2,176,782	$169,854
Real Estate Held For Sale	—		403	1,348	—	403	1,348	1,751	175

GRAND TOTAL	$569,663		$481,146	$1,614,132	$83,255	$487,375	$1,691,158	$2,178,533	$170,029

(1)
Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $239,906 at December 31, 2002.

(2)
Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $82,864 at December 31, 2002.

(3)
Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $35,942 at December 31, 2002.

	Years ended December 31,
	2002	2001
Cost:
Balance, beginning of year	$1,948,968	1,899,025
Acquisitions and other additions	238,413	77,445
Sale of properties and other deductions	(8,848)	(27,502)

Balance, end of year	$2,178,533	1,948,968

Accumulated Depreciation:
Balance, beginning of year	$103,800	43,563
Depreciation provided	67,830	62,532
Sale of properties and other deductions	(1,601)	(2,295)

Balance, end of year	$170,029	103,800

S-III-10