Form 10-Q
period 2003-03-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2003-05-12
CIK 1158265

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission file number: 001-31297

HERITAGE PROPERTY INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	04-3474810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

535 Boylston Street, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 247-2200
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of May 11, 2003, there were 41,778,708 shares of the Company’s $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

(Unaudited and in thousands of dollars)

	March 31, 2003	December 31, 2002
Assets
Real estate investments, net	$2,014,064	$2,008,504
Cash and cash equivalents	18,451	1,491
Accounts receivable, net of allowance for doubtful accounts of $7,169 in 2003 and $6,389 in 2002	23,048	22,836
Prepaids and other assets	10,712	11,162
Deferred financing and leasing costs	15,271	15,564

Total assets	$2,081,546	$2,059,557

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$582,456	$569,663
Unsecured notes payable	201,490	201,490
Line of credit facility	251,000	234,000
Accrued expenses and other liabilities	69,563	68,275
Accrued distributions	22,112	21,968

Total liabilities	1,126,621	1,095,396
Series B Preferred Units	50,000	50,000
Series C Preferred Units	25,000	25,000
Exchangeable limited partnership units	7,969	8,128
Other minority interest	2,425	2,425

Total minority interests	85,394	85,553

Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 41,778,708 and 41,504,208 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	42	42
Additional paid-in capital	1,012,448	1,006,416
Cumulative distributions in excess of net income	(137,517)	(126,803)
Unearned compensation	(5,442)	(1,047)
Total shareholders’ equity	869,531	878,608

Total liabilities and shareholders’ equity	$2,081,546	$2,059,557

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Three Months ended March 31, 2003 and 2002

(Unaudited and in thousands, except per-share data)

	Three Months Ended March 31,
	2003	2002

Revenue:
Rentals and recoveries	$75,579	$66,467
Interest and other	12	15
Total income	75,591	66,482

Expenses:
Property operating expenses	12,044	9,932
Real estate taxes	10,471	9,524
Depreciation and amortization	19,121	17,380
Interest	16,877	21,121
General and administrative	5,003	3,246
Total expenses	63,516	61,203
Income before net gains (losses)	12,075	5,279
Net gains on sales of real estate investments	—	1,374
Net derivative losses	—	(150)
Income before allocation to minority interests	12,075	6,503
Income allocated to exchangeable limited partnership units	(20)	—
Income allocated to Series B & C Preferred Units	(1,664)	(1,664)
Income before discontinued operations	10,391	4,839
Discontinued operations:
Operating income from discontinued operations	20	63
Gain on sale of discontinued operations	809	—
Income from discontinued operations	829	63
Net income	11,220	4,902
Preferred stock distributions	—	(10,850)
Accretion of redeemable equity	—	(249)
Net income (loss) attributable to common shareholders	$11,220	$(6,197)
Basic per-share data:
Income (loss) before discontinued operations	$0.25	$(0.92)
Income from discontinued operations	0.02	0.01
Income (loss) attributable to common shareholders	$0.27	$(0.91)

Weighted average common shares outstanding	41,593	6,845

Diluted per-share data:
Income (loss) before discontinued operations	$0.25	$(0.92)
Income from discontinued operations	0.02	0.01
Income (loss) attributable to common shareholders	$0.27	$(0.91)

Weighted average common and common equivalent shares outstanding	41,933	6,845

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2003 and 2002

(unaudited and in thousands of dollars)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$11,220	$4,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,121	17,380
Amortization of deferred debt financing costs	462	1,254
Amortization of debt premiums	(117)	—
Compensation expense associated with restricted stock plans	1,638	442
Net gains on sales of real estate investments	(809)	(1,374)
Net derivative gains	—	150
Income allocated to exchangeable limited partnership units	20	—
Income allocated to Series B & C Preferred Units	1,664	1,664
Changes in operating assets and liabilities	1,784	2,814
Net cash provided by operating activities	34,983	27,232

Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(8,980)	(37,301)
Net proceeds from sales of real estate investments	2,413	4,209
Expenditures for capitalized leasing commissions	(930)	(723)
Expenditures for furniture, fixtures and equipment	(4)	(50)
Net cash used for investing activities	(7,501)	(33,865)

Cash flows from financing activities:
Repayments of mortgage loans payable	(5,554)	(1,738)
Proceeds from line of credit facility	35,000	43,000
Repayments of line of credit facility	(18,000)	(18,000)
Distributions paid to exchangeable limited partnership unit holders	(178)	—
Distributions paid to Series B & C Preferred Unit holders	—	(1,664)
Preferred stock distributions paid	—	(10,807)
Common stock distributions paid	(21,790)	(1,235)
Expenditures for deferred debt financing costs	—	(100)
Expenditures for equity issuance costs	—	(609)
Net cash (used for) provided by financing activities	(10,522)	8,847
Net increase in cash and cash equivalents	16,960	2,214
Cash and cash equivalents:
Beginning of period	1,491	6,146
End of period	$18,451	$8,360

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  However, amounts presented in the consolidated balance sheet as of December 31, 2002 are derived from the audited financial statements of the Company at that date.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications of 2002 amounts have been made to conform to the 2003 presentation.

The consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2002.

Initial Public Offering

On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective the Company’s registration statement on Form S-11, filed with the Securities Act of 1933, and the Company’s registration statement on Form 8-A, filed under the Securities Exchange Act of 1934, for an initial public offering (“IPO”) of its common stock. Subsequently, the Company completed its IPO and, when combined with the exercise of the underwriter’s overallotment, sold a total of 14,080,556 shares of its common stock at a price of $25.00 per share.

The net proceeds from the IPO, after deducting the underwriters’ discount and offering expenses, were $322.5 million and were used by the Company to repay $215.7 million of the outstanding indebtedness under its prior line of credit facility, to repay in full the $100.0 million of subordinated debt then outstanding, and to pay the $6.8 million fee associated with terminating the collar previously in place with respect to the $150.0 million term loan under the prior line of credit facility.

In connection with the IPO, all shares of Series A Cumulative Convertible Preferred Stock and redeemable equity outstanding converted automatically into shares of the Company’s common stock on a one for one basis.

2.                                      Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code and believes it is operating so as to qualify as a REIT. In order to qualify as a REIT for income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company’s policy to distribute 100% of its taxable income to shareholders; accordingly, no provision has been made for federal income taxes.

3.                                      Stock-Based Compensation

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, during the year ended December 31, 2002.  At March 31, 2003, the Company has one stock-based employee compensation plan (the “Plan”).  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost related to stock option grants is reflected in the Company’s reported results, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per-share data):

	Three months ended March 31,
	2003	2002
Net income (loss), as reported	$11,220	$(6,197)
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	120	73

Pro forma net income (loss) attributable to common shareholders	$11,100	$(6,270)

Earnings per share:
Basic – as reported	$0.27	$(0.91)
Basic – pro forma	$0.27	$(0.92)

Diluted – as reported	$0.27	$(0.91)
Diluted – pro-forma	$0.26	$(0.92)

On March 3, 2003, in connection with 2002 performance, and pursuant to the Plan, the Company granted 653,700 stock options at an exercise price of $24.36 per share.  The options vest at a rate of one-third per year on the anniversary of the grant date and have a ten-year duration.

In July 2002, following completion of the IPO, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company.  The first installment of 155,000 shares was issued in July 2002 at a fair value of $23.65 per share.  These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003. During the three months ended March 31, 2003, the Company recognized $1.0 million of compensation expense associated with this first installment of 155,000 shares.

In March 2003, the Company issued the second installment of 155,000 shares based on a fair value on the date of issuance of $24.36 per share.  These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 3, 2004.  During the three-month period ended March 31, 2003, the Company recognized $0.3 million of compensation expense related to those shares.  The unamortized compensation expense of $3.5 million is included as unearned compensation on the accompanying March 31, 2003 balance sheet and will be amortized over the remaining eleven-month vesting period.

In March 2003, the Company issued approximately 120,000 shares of restricted stock related to 2002 performance and based on a fair value on the date of issuance of $24.36 per share.  The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  The unamortized compensation expense of $2.0 million is included as unearned compensation on the accompanying March 31, 2003 balance sheet and will be amortized ratably through December 2005.

In March 2003, the Company also recorded $0.1 million of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to 60,000 shares of restricted stock anticipated to be issued by the Company in 2004 for 2003 performance.  This accrual is an estimate of the compensation expense that will be required to be recognized in the event that these shares are actually issued.  The Company will recognize compensation expense with respect to these restricted shares ratably over the performance and vesting periods.

4.                                      Earnings Per Share

Earnings per common share (“EPS”) has been computed pursuant to SFAS No. 128, Earnings per Share.  The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable (in thousands, except per-share data):

	For the Three months ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$11,220	41,593	$0.27
Effect of dilutive securities:
Assumed conversion of exchangeable minority interests into common shares	20	340	0.06
Anticipated stock compensation	—	—	—
Diluted earnings per share:
Net income attributable to common shareholders	$11,240	41,933	$0.27

For the three months ended March 31, 2003 and 2002, outstanding options and warrants to purchase 3,069,227 and 1,615,852 shares of common stock, respectively, were not included in the computation of diluted earnings (loss) per common share because the options’ and warrants’ exercise prices were greater than the average market prices of the common stock, thereby having an anti-dilutive impact on basic earnings (loss) per common share.  In addition, for the three months ended March 31, 2002, preferred stock distributions of $10.9 million and the effect of the assumed conversion of convertible preferred stock at the beginning of the period were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive.

5.                                      Supplemental Cash Flow Information

During the three-month periods ended March 31, 2003 and 2002, interest paid was $15.3 million and $19.9 million, respectively.

During the three-month period ended March 31, 2003, the Company assumed $18.5 million of existing debt in connection with the acquisition of a property. Included in accrued expenses and other liabilities at March 31, 2003 and December 31, 2002 are accrued expenditures for real estate investments of $1.6 million and $3.7 million, respectively.

6.                                      Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	March 31, 2003	December 31, 2002

Land	$322,423	$319,129
Land improvements	170,336	168,246
Buildings and improvements	1,660,348	1,639,494
Tenant improvements	39,088	34,694
Improvements in process	9,660	16,970
	2,201,855	2,178,533
Accumulated depreciation and amortization	(187,791)	(170,029)
Net carrying value	$2,014,064	$2,008,504

In January 2003, the Company acquired 181,000 square feet of a 442,000 square foot community shopping center located in Christiansburg, VA known as Spradlin Farm.  The acquisition price for Spradlin Farm was $23.7 million and was funded with the assumption of debt and borrowings under the Company’s line of credit.

In April 2003, the Company completed the acquisition of Meridian Village Plaza, a 100% leased, 131,000 square foot grocer-anchored community shopping center located in Carmel, Indiana.  The acquisition price for Meridian Village Plaza was $13.6 million and was funded with the assumption of $6.0 million of debt and borrowings under the Company’s line of credit.

During the first quarter of 2003, the Company completed the disposition of its ten remaining single-tenant properties classified as held for sale at December 31, 2002.  The Company received proceeds of $2.4 million, resulting in a net gain on sale of $0.8 million.

7.                                      Debt

Line of Credit

On April 29, 2002, the Company entered into a new $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  This line of credit replaced the Company’s prior $425 million senior unsecured credit facility, which was repaid with proceeds of the IPO.  The Company’s two operating partnerships are the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries have guaranteed this line of credit.  This line of credit is being used principally to fund growth opportunities and for working capital purposes.  At March 31, 2003, $251.0 million was outstanding under this line of credit.

This line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company’s debt rating, and requires monthly payments of interest.  The variable rate in effect at March 31, 2003, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.44%.  In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments.

This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the making of investments.  This line of credit also, except under some circumstances, including as necessary to maintain the Company’s status as a REIT, limits the Company’s ability to make distributions in excess of 90% of annual funds from operations, as defined.

8.                                      Related Party Transactions

Preferred and common distributions paid to The New England Teamsters and Trucking Pension Fund (“NETT”), the Company’s largest shareholder, for the three months ended March 31, 2003 and 2002 were $9.5 million and $9.8 million, respectively.  At March 31, 2003 and December 31, 2002, distributions payable to NETT were $9.5 million.

The Company and NETT have 6% and 94% interests, respectively, in an office building development project located in Boston, Massachusetts.  The Company has accounted for its interest using the cost method.  No expenditures have been made on the project to date.

In connection with the formation of the Company in July 1999, environmental studies were not completed for all of the contributed properties. NETT has agreed to indemnify the Company for environmental costs up to $50.0 million. The environmental costs include completing environmental studies and any required remediation.

Preferred and common distributions paid to Prudential for the three months ended March 31, 2003 and 2002 were $2.6 million and $2.2 million, respectively. At March 31, 2003 and December 31, 2002, distributions payable to Prudential were $2.6 million.

Included in accounts payable, accrued expenses and other liabilities at March 31, 2003 and December 31, 2002 were $0.6 million and $0.7 million, respectively, that is due to NETT.  These amounts represent standard post closing adjustments related to the contribution of the real estate investments and related assets and liabilities to the Company upon its formation in July 1999.

A portion of redeemable equity, representing costs associated with prior equity transactions with Prudential, is reclassified as a charge to earnings for each quarter over the redemption period.  As a result of the IPO, all redeemable equity outstanding converted automatically into shares of the Company’s common stock on a one for one basis.  This charge, which is recorded as accretion of redeemable equity in the accompanying consolidated statements of income, amounted to $0.2 million for the three months ended March 31, 2002.

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

10.                               Segment Reporting

The Company predominantly operates in one industry segment – real estate ownership and management of retail properties. As of March 31, 2003, the Company owned 153 community and neighborhood shopping centers.  Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.  The Company defines operating segments as individual properties with no segment representing more than 10% or more of rental revenue.

ITEM 2:                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  The forward-looking statements reflect the Company’s current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company’s actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results.  The factors that could cause actual results to differ materially from current expectations include financial performance and operations of the Company’s shopping centers, including the Company’s tenants, real estate conditions, current and future bankruptcies of the Company’s tenants, execution of shopping center redevelopment programs, the Company’s ability to finance the Company’s operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed from time to time in filings with the Securities and Exchange Commission.  The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

Overview

We are a fully integrated, self-administered and self-managed REIT that acquires, owns, manages, leases and redevelops primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. As of March 31, 2003, we had a portfolio of 153 shopping centers totaling 26.1 million square feet of company-owned gross leasable area, located in 27 states. Our shopping center portfolio was 93% leased as of March 31, 2003. We also own four office buildings.

In January 2003, we completed the acquisition of Spradlin Farm, a 442,000 square foot community shopping center, of which we acquired 181,000 square feet, located in Christiansburg, Virginia for $23.7 million which was funded with the assumption of $18.5 million of debt and borrowings under the Company’s line of credit. The center is approximately ten minutes from Blacksburg, Virginia and the Virginia Tech University campus. The property, which is 98% leased, is anchored by TJ Maxx, Barnes & Noble, Michael’s and Goody’s, and includes a separately owned Home Depot (124,000 square feet) and Target (137,000 square feet), and is adjacent to a new Wal-Mart Supercenter (210,000 square feet).

In keeping with our focus on our core portfolio of primarily grocer-anchored shopping centers, we completed the disposition of our ten remaining single tenant properties for $2.4 million, resulting in a net gain on sale of $0.8 million, during the first quarter of 2003. These properties were classified as held for sale at December 31, 2002, and their results of operations were classified as discontinued operations in the accompanying financial statements. As our net operating income from these properties constituted less than 1% of our total net operating income during 2002, the sale of these properties will not have an impact on our future operations or cash flows.

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

As of March 31, 2003, we had $1.0 billion of indebtedness. This indebtedness will require balloon payments starting in June 2003. We anticipate that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance our debt either through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or by additional equity offerings. We may also finance those payments through borrowings under our line of credit facility.

Initial Public Offering and Related Transactions

On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective our registration statement on Form S-11 filed under the Securities Act of 1933 and our registration statement on Form 8-A, filed under the Securities Exchange Act of 1934 for an initial public offering (“IPO”) of our Common Stock, and on April 29, 2002, we completed our IPO. We sold 14,080,556 shares of our Common Stock (including 80,556 shares issued pursuant to the exercise of the underwriters’ overallotment options) in the IPO at a price of $25.00 per share resulting in net proceeds to the Company of $323 million.

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

In connection with our IPO, all shares of our Series A Cumulative Convertible Preferred Stock and redeemable equity then outstanding converted automatically into shares of the Company’s common stock on a one for one basis.

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

In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a fair value per share of $23.65 on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003, based on the continued employment of these individuals with the Company through that date. During the quarter ended March 31, 2003, the Company recognized $1.0 million of compensation expense related to these shares.

In March 2003, the Company issued the second installment of 155,000 shares based on a fair value per share on the date of issuance of $24.36.  These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 3, 2004.  During the three-month period ended March 31, 2003, the Company recognized $0.3 million of compensation expense related to these shares.  The unamortized compensation expense of $3.5 million is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining eleven-month vesting period. The remaining installments of this special share grant will be issued to these individuals ratably over a three-year period beginning in 2004, subject to the satisfaction of certain performance milestones and other conditions during the three-year period.  Upon issuance, the remaining installments will also be subject to risk of forfeiture and transfer restrictions, which will terminate upon the first anniversary of the date of each installment, subject to continued employment.

In March 2003, the Company issued approximately 120,000 shares of restricted stock related to 2002 performance based on a fair value on the date of issuance of $24.36 per share.  The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  The unamortized compensation expense of $2.0 million is included as unearned compensation on the accompanying balance sheet and will be amortized ratably through December 2005.

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

We apply Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. No such impairment losses have been recognized to date.

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

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2003. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter contracts with major financial institutions based on their credit rating and other factors.

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

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2003 and 2002.

The comparison of operating results for the three months ended March 31, 2003 and 2002 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes for income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information.

Comparison of the quarter ended March 31, 2003 to the quarter ended March 31, 2002.

The table below shows selected operating information for our total portfolio and the 146 properties acquired prior to January 1, 2002 that remained in the total portfolio through March 31, 2003, which constitute the Same Property Portfolio for the three months ended March 31, 2003 and 2002, (in thousands):

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change

Revenue:
Rentals	$49,477	$48,013	$1,464	3%	$55,716	$48,352	7,364	15%
Percentage rent	1,874	2,768	(894)	(32)%	1,982	2,768	(786)	(28)%
Recoveries	15,972	14,702	1,270	9%	17,325	14,782	2,543	17%
Other property	549	562	(13)	(2)%	556	565	(9)	(2)%
Total revenue	67,872	66,045	1,827	3%	75,579	66,467	9,112	14%
Expenses:
Property operating expenses	11,069	9,883	1,186	12%	12,044	9,932	2,112	21%
Real estate taxes	9,714	9,414	300	3%	10,471	9,524	947	10%
Net operating income	$47,089	$46,748	$341	1%	$53,064	$47,011	$6,053	13%
Add:
Interest and other income					12	15	(3)	(20)%
Deduct:
Depreciation and amortization					19,121	17,380	1,741	10%
Interest					16,877	21,121	(4,244)	(20)%
General and administrative					5,003	3,246	1,757	54%
Income before net gains					$12,075	$5,279	$6,796	129%

The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of an increase in minimum rent of $1.3 million related to new leases and rollovers of existing tenants at higher rental rates. Although our weighted average occupancy on a same property basis remained relatively flat at 93%, the new leasing activity offset any loss of income related to new vacancies and bankruptcies. Additionally, rental revenue increased $0.1 million due to the collection of previously reserved receivable amounts relating to tenants in bankruptcy.

Percentage rent revenue decreased for our Same Property Portfolio primarily due to the loss of a tenant with significant percentage rent provisions and the timing of notification that certain tenant sales thresholds have been met.

Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in property operating and real estate tax expenses in 2003.

Property operating expenses increased primarily as a result of a $1.4 million increase in snow removal expense, partially offset by a $ 0.2 million decrease in repair and maintenance expense.

Real estate tax expense increased primarily as a result of an increase in the real estate tax rate for our properties in Illinois.

The decrease in interest and other income in the Total Portfolio is primarily due to lower rates in 2003 partially offset by higher average cash balances during 2003.

Interest expense decreased due to lower average rates, a decrease in the line of credit facility, and the amortization of the debt premium resulting from the fair value adjustment related to the assumption of debt.  This decrease was partially offset by an increase in mortgage loans payable as result of the assumption of debt from various property acquisitions in 2002 and 2003.

General and administrative expense increased $1.8 million primarily as a result of compensation expense related to the issuance of 155,000 shares of restricted stock in July 2002 and March 2003. The shares issued in July 2002 were subject to a seven-month contractual restriction on transfer and forfeiture provisions, which terminated on March 1, 2003. The increase is also due in part to increased corporate expenses, including compliance costs, associated with being a public company.

Liquidity and Capital Resources

At March 31, 2003, we had $18.5 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

At March 31, 2003, we had $1.0 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.32% with an average maturity of 5.2 years. As of March 31, 2003, our market capitalization was $2.2 billion, resulting in a debt-to-total market capitalization ratio of approximately 48%.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit facility. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $35.0 million for the quarter ended March 31, 2003 from $27.2 million for the quarter ended March 31, 2002. The increase in cash flows from operations is primarily attributable to the combined effect of a $6.0 million increase in net operating income for the quarter ended March 31, 2003 and a $4.2 million decrease in interest expense, partially offset by an increase in cash paid for general and administrative expenses of $0.6 million.

There are a number of factors that could adversely affect our cash flow. The continuation of the current economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-lease space as leases expire. In addition, the economic downturn or recession could also lead to an increase in tenant bankruptcies, increases in our overall vacancy rates or declines in rents we can charge to re-lease properties upon expiration of current leases. In all of these cases, our cash flow would be adversely affected.

As of March 31, 2003, the Company had 13 tenants that contributed approximately 2.1% of our annualized base rent for all leases in which tenants were in occupancy at March 31, 2003, operating under bankruptcy protection, the largest of which is Kmart Corporation.

On January 22, 2002, Kmart Corporation filed for bankruptcy protection.  In connection with its bankruptcy reorganization, the bankruptcy court approved the rejection of leases at three of our twelve store locations.  These store closings totaled approximately 290,000 square feet and represented approximately 0.7% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2003.  On May 5, 2003, Kmart emerged from bankruptcy with no other store closings or lease terminations and, therefore, we do not expect any future impact from Kmart’s 2002 bankruptcy filing.

In addition to the above tenants in bankruptcy as of March 31, 2003, on April 1, 2003, Fleming Companies (“Fleming”) filed for bankruptcy protection.  As part of this bankruptcy, Fleming filed a motion to reject leases at three of our store locations, aggregating approximately 178,000 square feet representing approximately 0.6% of total annualized base rent for all leases in which tenants were in occupancy at March 31, 2003.  The motion to reject these three leases was approved by the bankruptcy court on May 6, 2003 with an effective date of April 30, 2003.  In addition to these three store locations, we currently lease space to Fleming at ten of our other shopping centers.  These ten locations, all of which were physically occupied at March 31, 2003, represented approximately 1.6% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2003.

Although Fleming has announced its initial intended store closings, we are not able to fully predict the impact on our business of Fleming’s bankruptcy filing at this time.  For instance, Fleming could decide to close additional stores, including our other locations, terminate a substantial number of leases with us, or request rent reductions or deferrals.  Any of these actions could adversely affect our rental revenues, and the impact may be material.  In addition, Fleming’s termination of additional leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping center; which could materially harm our business.

Any future bankruptcies of tenants in our portfolio particularly major or anchor tenants, may negatively impact our operating results.

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $0.8 million for the quarter ended March 31, 2003. We expect total maintenance capital expenditures to be approximately $7.5 million, or $0.29 per square foot, for the remainder of 2003. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space. We believe that our existing working capital and cash provided by operations will be sufficient to fund our maintenance capital expenditures for the next twelve months.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from two major rating agencies—Standard & Poor’s, which on August 1, 2002, raised our rating to BBB-, and Moody’s Investor Service, which on August 7, 2002, raised our rating to Baa3, resulting in a decrease of 30 basis points in the spread over LIBOR and a 5 basis points reduction in the facility fee payable by us under our line of credit. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service our debt.

Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of March 31, 2003.

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

Commitments

We currently do not have any capital lease obligations or material operating lease commitments. The following table summarizes our repayment obligations under our indebtedness outstanding as of March 31, 2003 (in thousands):

	Interest Rate	Maturity	2003(1)	2004	2005	2006	2007	Thereafter	Total(2)
Mortgage loans:

Martin’s Bittersweet Plaza	8.88%	June 2003	$2,946	—	—	—	—	—	$2,946
Miracle Hills Park	8.28%	August 2004	65	3,594	—	—	—	—	3,659
The Commons of Chancellor Park	8.48%	November 2004	281	12,374	—	—	—	—	12,655
Franklin Square	9.00%	June 2005	303	436	13,583	—	—	—	14,322
Williamson Square	8.00%	August 2005	261	337	10,831	—	—	—	11,429
Riverchase Village Shopping Center	7.62%	September 2005	217	310	9,764	—	—	—	10,291
Spring Mall	9.39%	October 2006	76	109	120	8,021	—	—	8,326
Southport Centre	6.94%	July 2007	—	—	76	160	9,764	—	10,000
Innes Street Market	7.63%	October 2007	253	326	352	380	12,098	—	13,409
Southgate Shopping Center	8.38%	October 2007	77	101	110	119	2,166	—	2,573
Salem Consumer Square	10.13%	September 2008	325	425	471	520	576	8,724	11,041
St. Francis Plaza	8.13%	December 2008	123	176	191	207	225	243	1,165
8 shopping centers, cross collateralized	7.83%	December 2009	1,223	1,577	1,705	1,843	1,993	74,287	82,628
Montgomery Commons	8.48%	January 2010	53	71	79	86	94	7,536	7,919
Warminster Towne Center	8.24%	February 2010	160	233	258	281	305	19,010	20,247
545 Boylston St. and William J. McCarthy Bldg.	8.26%	October 2010	422	603	655	711	772	32,645	35,808
29 shopping centers, cross collateralized	7.88%	October 2010	1,579	2,276	2,520	2,728	2,955	227,261	239,319
Spradlin Farm	6.53%	January 2012	119	172	189	203	219	16,672	17,574
Bedford Grove	7.86%	March 2012	270	349	377	408	441	2,929	4,774
Berkshire Crossing	3.34%	November 2012	421	580	601	622	643	12,700	15,567
Grand Traverse Crossing	7.42%	January 2013	161	215	232	249	269	12,773	13,899
Salmon Run Plaza	8.95%	September 2013	224	292	319	349	381	3,609	5,174
Elk Park Center	7.64%	August 2016	214	275	298	322	346	7,279	8,734
Grand Traverse Crossing - Wal-Mart	7.75%	October 2016	108	154	166	180	193	4,620	5,421
Montgomery Towne Center	8.50%	March 2019	270	351	382	416	452	5,793	7,664
Bedford Grove - Wal-Mart	7.63%	November 2019	99	141	152	164	178	3,573	4,307
Berkshire Crossing - Home Depot/ Wal-Mart	7.63%	March 2020	155	221	239	258	278	5,842	6,993

Total mortgage loans			$10,405	25,698	43,670	18,227	34,348	445,496	$577,844

Unsecured notes			—	100,000	—	1,490	—	100,000	201,490
Line of credit facility	2.44%	April 2005	—	—	251,000	—	251,000

Total indebtedness			$10,405	125,698	294,670	19,717	34,348	545,496	$1,030,334

(1)                                  Represents the period from April 1, 2003 through December 31, 2003.

(2)                                  The aggregate repayment amount of $1,030,334 does not reflect the unamortized mortgage loan premiums of $4,612 related to the assumption of four mortgage loans with above-market contractual interest rates.

The indebtedness described in the table above will require balloon payments, including approximately $2.9 million in June 2003. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. We currently expect to refinance this debt through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties, or additional equity offerings. We may also refinance balloon payments through borrowings under our unsecured credit facility.

Line of Credit

On April 29, 2002, the Company entered into a new three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This line of credit replaced the Company’s prior senior unsecured credit facility, which was repaid with proceeds of the IPO. Our two operating partnerships are the borrowers under the line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At March 31, 2003, $251.0 million was outstanding under the line of credit.

Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. The variable rate in effect at March 31, 2003, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.44%.

As of March 31, 2003, we were in compliance with all of the financial covenants under our unsecured credit facility. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

Funds From Operations

We calculate Funds from Operations in accordance with the best practices described in the April 2001 National Policy Bulletin of the National Association of Real Estate Investment Trusts, referred to as NAREIT, and NAREIT’s 1995 White Paper on Funds from Operations, as supplemented in November 1999. The White Paper defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that Funds from Operations is helpful to investors as a measure of our performance as an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. Our computation of Funds from Operations may, however, differ from the methodology for calculating funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs.

The following table reflects the calculation of Funds from Operations (in thousands):

	Three months ended March 31,
	2003	2002

Net income	$11,220	$4,902
Add (deduct):
Depreciation and amortization (real-estate related)	18,976	17,271
Net gains on sales of real estate investments	—	(1,374)
Net gains on sales of discontinued operations	(809)	—
Preferred stock distributions	—	(10,850)
Accretion of redeemable equity	—	(249)
Funds from Operations	$29,387	$9,700

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may impact our future operating results.

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999. From June 1999 to April 2000, Mr. Cammarata served as Chairman and Chief Executive Officer of TJX Companies, Inc. Annualized base rent from the TJX represents approximately 5.1% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2003. TJX pays us rent in accordance with written leases with respect to several of our properties.

Advisory Fee

The Prudential Insurance Company of America, our second largest stockholder, received advisory and other fees totaling $3.4 million in connection with our IPO.

131 Dartmouth Street Joint Venture

In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by us. We were issued this interest as part of a management arrangement with this new entity pursuant to which we will manage the building. We have no ongoing capital contribution requirements with respect to this project, which was completed in January 2003. We expect that the first tenants will begin occupying a portion of this office building in October 2003. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the project through March 31, 2003.

Boston Office Lease

One of the properties contributed to us by Net Realty Holding Trust was our headquarters building at 535 Boylston Street, Boston, Massachusetts. In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space in this office building to NETT for its Boston offices. Net Realty Holding Trust assigned this area to us as part of our formation. The current term of this lease expires on March 31, 2005 and under this lease, NETT pays us $648,000 per year in minimum rent.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 25, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Non-Recourse Loan Guarantees

In connection with the Bradley acquisition, we entered into a special securities facility with Prudential Mortgage Capital Corporation (“PMCC”) pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which we contributed 29 of our properties. This loan is secured by all 29 properties we contributed to the borrower.

In connection with the securities financing with PMCC, we entered into several indemnification and guaranty agreements with PMCC under the terms of which we agreed to indemnify PMCC for various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by us to Heritage SPE LLC.

We also have agreed to indemnify other mortgage lenders for bad acts and environmental liabilities in connection with other mortgage loans that we have obtained.

Inflation

Inflation has had a minimal impact on the operating performance of our properties. However, many of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. These escalation clauses often are at fixed rent increases or indexed escalations (based on the consumer price index or other measures). Many of our leases are also for terms of less than ten years, which permits us to seek to increase rents to market rates upon renewal. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This reduces our exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3:                        Quantitative and Qualitative Disclosures About Market Risk

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

The following table presents our fixed rate debt obligations sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2003(1)	2004	2005	2006	2007	2008+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$9,984	$25,118	$43,069	$17,605	$33,705	$432,796	$562,277	7.84%
Variable rate	421	580	601	622	643	12,700	15,567	3.34%
Unsecured Debt:
Fixed rate	—	100,000	—	1,490	—	100,000	201,490	7.11%
Variable rate	—		251,000	—	—	—	251,000	2.44%
Total	$10,405	$125,698	$294,670	$19,717	$34,348	$545,496	$1,030,334	6.32%

(1)                                  Represents the period from April 1, 2003 through December 31, 2003.

(2)                                  The aggregate repayment amount of $1,030,334 does not reflect the unamortized mortgage loan premiums of $4,612 related to the assumption of four mortgage loans with above-market contractual interest rates.

We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2003. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2003 in relation to total assets and our total market capitalization.

ITEM 4:                        Controls and Procedures

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report.  Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 31, 2001, a complaint was filed against us in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that we owe Mr. Donahue and his firm a fee in connection with services he claims he performed on our behalf in connection with our acquisition of Bradley Real Estate, Inc. On September 18, 2000, Heritage acquired Bradley Real Estate, Inc. (“Bradley”), a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Through his personal relationships with the parties involved, Mr. Donahue introduced us to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of our acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration we paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts’s law.

On December 30, 2001, we filed a motion to dismiss all of Mr. Donahue’s claims. Mr. Donahue filed an opposition to our motion and on March 22, 2002, a hearing was held by the court. On November 29, 2002, the court granted our motion to dismiss Mr. Donahue’s claims. Mr. Donahue has since filed an appeal of the court’s decisions. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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
Dated: May 12, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)                                  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Thomas C. Prendergast
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)                                  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ David G. Gaw
David G. Gaw Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)