Form 10-Q
period 2003-06-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2003-08-04
CIK 1158265

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐  No  ☒.

As of July 31 2003, there were 41,806,725 shares of the Company’s $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(Unaudited and in thousands of dollars, except per-share data)

	June 30, 2003	December 31, 2002
Assets
Real estate investments, net	$2,038,791	$2,008,504
Cash and cash equivalents	5,922	1,491
Accounts receivable, net of allowance for doubtful accounts of $7,300 in 2003 and $6,389 in 2002	23,581	22,836
Prepaids and other assets	14,285	11,162
Deferred financing and leasing costs	15,457	15,564

Total assets	$2,098,036	$2,059,557

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$597,257	$569,663
Unsecured notes payable	201,490	201,490
Line of credit facility	264,000	234,000
Accrued expenses and other liabilities	69,291	68,275
Accrued distributions	22,122	21,968

Total liabilities	1,154,160	1,095,396
Series B Preferred Units	50,000	50,000
Series C Preferred Units	25,000	25,000
Exchangeable limited partnership units	7,858	8,128
Other minority interest	2,425	2,425

Total minority interests	85,283	85,553

Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 41,795,975 and 41,504,208 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	42	42
Additional paid-in capital	1,013,053	1,006,416
Cumulative distributions in excess of net income	(150,780)	(126,803)
Unearned compensation	(3,722)	(1,047)
Total shareholders’ equity	858,593	878,608

Total liabilities and shareholders’ equity	$2,098,036	$2,059,557

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Six Months ended June 30, 2003 and 2002
(Unaudited and in thousands, except per-share data)

	Six Months Ended June 30,
	2003	2002

Revenue:
Rentals and recoveries	$148,461	$135,768
Interest and other	275	40
Total revenue	148,736	135,808

Expenses:
Property operating expenses	21,850	19,469
Real estate taxes	20,821	19,395
Depreciation and amortization	38,224	34,518
Interest	34,042	38,754
General and administrative	11,313	13,650
Loss on prepayment of debt	—	6,749
Total expenses	126,250	132,535
Income before net gains (loss)	22,486	3,273
Gain on sale of real estate investments	—	1,374
Net derivative loss	—	(7,766)
Income (loss) before allocation to minority interests	22,486	(3,119)
Income allocated to exchangeable limited partnership units	(88)	—
Income allocated to Series B & C Preferred Units	(3,328)	(3,328)
Income (loss) before discontinued operations	19,070	(6,447)
Discontinued operations:
Operating income from discontinued operations	20	142
Gain on sales of discontinued operations	809	—
Income from discontinued operations	829	142
Net income (loss)	19,899	(6,305)
Preferred stock distributions	—	(14,302)
Accretion of redeemable equity	—	(328)
Net income (loss) attributable to common shareholders	$19,899	$(20,935)
Basic per-share data:
Income (loss) before discontinued operations	$0.46	$(1.12)
Income from discontinued operations	0.02	0.01
Income (loss) attributable to common shareholders	$0.48	$(1.11)

Weighted average common shares outstanding	41,689	18,844
Diluted per-share data:
Income (loss) before discontinued operations	$0.46	$(1.12)
Income from discontinued operations	0.02	0.01
Income (loss) attributable to common shareholders	$0.48	$(1.11)

Weighted average common and common equivalent shares outstanding	42,071	18,844

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Three Months ended June 30, 2003 and 2002
(Unaudited and in thousands, except per-share data)

	Three Months Ended June 30,
	2003	2002

Revenue:
Rentals and recoveries	$72,882	$69,301
Interest and other	263	25
Total revenue	73,145	69,326

Expenses:
Property operating expenses	9,806	9,537
Real estate taxes	10,350	9,871
Depreciation and amortization	19,103	17,138
Interest	17,165	17,633
General and administrative	6,310	10,404
Loss on prepayment of debt	—	6,749
Total expenses	62,734	71,332
Income (loss) before net loss	10,411	(2,006)
Net derivative loss	—	(7,616)
Income (loss) before allocation to minority interests	10,411	(9,622)
Income allocated to exchangeable limited partnership units	(68)	—
Income allocated to Series B & C Preferred Units	(1,664)	(1,664)
Income (loss) before discontinued operations	8,679	(11,286)
Discontinued operations:
Operating income from discontinued operations	—	79
Income from discontinued operations	—	79
Net income (loss)	8,679	(11,207)
Preferred stock distributions	—	(3,452)
Accretion of redeemable equity	—	(79)
Net income (loss) attributable to common shareholders	$8,679	$(14,738)
Basic per-share data:
Income (loss) before discontinued operations	$0.21	$(0.48)
Income from discontinued operations	—	—
Income (loss) attributable to common shareholders	$0.21	$(0.48)

Weighted average common shares outstanding	41,783	30,711
Diluted per-share data:
Income (loss) before discontinued operations	$0.21	$(0.48)
Income from discontinued operations	—	—
Income (loss) attributable to common shareholders	$0.21	$(0.48)

Weighted average common and common equivalent shares outstanding	42,303	30,711

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2003 and 2002

(unaudited and in thousands of dollars)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$19,899	$(6,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,224	34,518
Amortization of deferred debt financing costs	923	1,968
Amortization of debt premiums	(323)	—
Compensation expense associated with restricted stock plans	3,534	5,156
Net gain on sales of real estate investments	(809)	(1,374)
Net derivative loss	—	7,766
Income allocated to exchangeable limited partnership units	88	—
Income allocated to Series B & C Preferred Units	3,328	3,328
Loss on prepayment of debt	—	6,749
Changes in operating assets and liabilities	(2,558)	4,383
Net cash provided by operating activities	62,306	56,189
Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(31,146)	(87,694)
Net proceeds from sales of real estate investments	2,413	4,209
Expenditures for capitalized leasing commissions	(2,175)	(1,893)
Expenditures for furniture, fixtures and equipment	(246)	(200)
Net cash used for acquisition of Bradley	—	(117)
Net cash used for investing activities	(31,154)	(85,695)
Cash flows from financing activities:
Repayments of mortgage loans payable	(11,294)	(14,865)
Proceeds from line of credit facility	50,000	289,000
Repayments of line of credit facility	(20,000)	(33,000)
Payoff of prior line of credit facility	—	(389,000)
Interest rate collar termination payment	—	(6,788)
Repayment of subordinated debt	—	(100,000)
Distributions paid to exchangeable limited partnership unit holders	(358)	—
Distributions paid to Series B & C Preferred Unit holders	(1,664)	(3,338)
Preferred stock distributions paid	—	(21,657)
Common stock distributions paid	(43,722)	(14,153)
Expenditures for deferred debt financing costs	—	(3,925)
Proceeds from issuances of common stock	317	352,014
Expenditures for equity issuance costs	—	(27,040)
Net cash (used for) provided by financing activities	(26,721)	27,248
Net increase (decrease) in cash and cash equivalents	4,431	(2,258)
Cash and cash equivalents:
Beginning of period	1,491	6,146
End of period	$5,922	$3,888

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  However, amounts presented in the condensed consolidated balance sheet as of December 31, 2002 are derived from the audited financial statements of the Company at that date.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications of 2002 amounts have been made to conform to the 2003 presentation.  In addition, due to the adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections, the Company reclassified a loss of prepayment of debt, previously classified as extraordinary, to an ordinary item.

The condensed consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.   These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2002.

Initial Public Offering

On April 23, 2002, the Securities and Exchange Commission simultaneously declared effective the Company’s registration statement on Form S-11, filed under the Securities Act of 1933, and the Company’s registration statement on Form 8-A, filed under the Securities Exchange Act of 1934, for an initial public offering (“IPO”) of its common stock. Subsequently, the Company completed its IPO and, when combined with the exercise of the underwriter’s overallotment, sold a total of 14,080,556 shares of its common stock at a price of $25.00 per share.

The net proceeds from the IPO, after deducting the underwriters’ discount and offering expenses, were $322.5 million and were used by the Company to repay $215.7 million of the outstanding indebtedness under its prior line of credit facility, to repay in full the $100.0 million of subordinated debt then outstanding, and to pay the $6.8 million fee associated with terminating the interest rate collar previously in place with respect to the $150.0 million term loan under the prior line of credit facility.

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

3.              Stock-Based Compensation

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, during the year ended December 31, 2002.  At June 30, 2003, the Company has one stock-based employee compensation plan (the “Plan”).  The Company accounts for this Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost related to stock option grants is reflected in the Company’s reported results, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per-share data):

	Six months ended June 30, 2003,
	2003	2002
Net income (loss), attributable to common shareholders, as reported	$19,899	$(20,935)
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	375	146

Pro forma net income (loss) attributable to common shareholders	$19,524	$(21,081)

Per-share data:
Basic – as reported	$0.48	$(1.11)
Basic – pro forma	$0.47	$(1.12)

Diluted – as reported	$0.48	$(1.11)
Diluted – pro-forma	$0.47	$(1.12)

	Three months ended June 30, 2003
	2003	2002
Net income (loss), attributable to common shareholders, as reported	$8,679	$(14,738)
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	255	73

Pro forma net income (loss) attributable to common shareholders	$8,424	$(14,811)

Per-share data:
Basic – as reported	$0.21	$(0.48)
Basic – pro forma	$0.20	$(0.48)

Diluted – as reported	$0.21	$(0.48)
Diluted – pro-forma	$0.20	$(0.48)

On March 3, 2003, in connection with 2002 performance, and pursuant to the Plan, the Company granted 653,700 stock options at an exercise price of $24.36 per share, the closing price of the Company’s common stock on that date.  The options vest at a rate of one-third per year on the anniversary of the grant date and have a ten-year duration.

In July 2002, following completion of the IPO, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company.  The first installment of 155,000 shares was issued in July 2002 at a fair value of $23.65 per share.  These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003. During the six-month period ended June 30, 2003, the Company recognized $1.0 million of compensation expense associated with this first installment of 155,000 shares.

In March 2003, the Company issued the second installment of 155,000 shares based on a fair value of $24.36 per share.  These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 3, 2004.  During the six-month period ended June 30, 2003, the Company recognized $1.6 million of compensation expense related to those shares.  This charge also includes $0.3 million of accelerated amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with a former senior officer of the Company.  The unamortized compensation expense of $2.2 million related to the second installment is included as unearned compensation on the accompanying June 30, 2003 balance sheet and will be amortized over the remaining eight-month vesting period.

In March 2003, the Company issued approximately 120,000 shares of restricted stock related to 2002 performance and based on a fair value of $24.36 per share.  The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  During the six-month period ended June 30, 2003, the Company recognized $0.8 million of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee related to those shares.  This charge also includes $0.3 million of accelerated amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with a former senior officer of the Company.  The unamortized compensation expense of $1.5 million related to these performance-based stock grants is included as unearned compensation on the accompanying June 30, 2003 balance sheet and will be amortized ratably through December 2005.

During the six month period ended June 30, 2003, the Company also recorded $0.4 million of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to 80,000 shares of restricted stock anticipated to be issued by the Company in 2004 for 2003 performance.  This accrual is an estimate of the compensation expense that will be required to be recognized in the event that these shares are actually issued.  The Company will recognize compensation expense with respect to these restricted shares ratably over the performance and vesting periods.

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

	Six months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$19,899	41,689	$0.48
Effect of dilutive securities:
Assumed conversion of exchangeable minority interests into common shares	88	340	—
Assumed exercise of stock options	—	37	—
Anticipated stock compensation	—	5	—
Diluted earnings per share:
Net income attributable to common shareholders	$19,987	42,071	$0.48

	Three months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$8,679	41,783	$0.21
Effect of dilutive securities:
Assumed conversion of exchangeable minority interests into common shares	68	340	—
Assumed exercise of stock options	—	172	—
Anticipated stock compensation	—	8	—
Diluted earnings per share:
Net income attributable to common shareholders	$8,747	42,303	$0.21

For the three and six-month periods ended June 30, 2002, outstanding options and warrants to purchase 2,050,352 shares of common stock at $25.00 per share and the assumed conversion of exchangeable units of limited partnership interest into shares of common stock were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive.

5.              Supplemental Cash Flow Information

During the six-month periods ended June 30, 2003 and 2002, interest paid was $33.5 million and $38.2 million, respectively.

During the six-month period ended June 30, 2003, the Company assumed $39.2 million of existing debt in connection with the acquisition of three properties. Included in accrued expenses and other liabilities at June 30, 2003 and December 31, 2002 are accrued expenditures for real estate investments of $1.8 million and $3.7 million, respectively.

6.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	June 30, 2003	December 31, 2002

Land	$328,083	$319,129
Land improvements	173,897	168,246
Buildings and improvements	1,693,844	1,639,494
Tenant improvements	42,430	34,694
Improvements in process	6,714	16,970
	2,244,968	2,178,533
Accumulated depreciation and amortization	(206,177)	(170,029)
Net carrying value	$2,038,791	$2,008,504

In January 2003, the Company acquired 181,000 square feet of a 442,000 square foot community shopping center located in Christiansburg, Virginia known as Spradlin Farm.  The acquisition price for Spradlin Farm was $23.7 million and was funded with the assumption of $18.5 million of debt and borrowings under the Company’s line of credit.

In April 2003, the Company acquired a 131,000 square foot community shopping center located in Carmel, Indiana known as Meridian Village Plaza.  The acquisition price for Meridian Village Plaza was $13.6 million and was funded with the assumption of $6.0 million of debt and borrowings under the Company’s line of credit.

In June 2003, the Company acquired 211,000 of a 219,000 square foot community shopping center located near St. Louis, Missouri known as Clocktower Place.  The acquisition price for Clocktower Place was $24.2 million and was funded with the assumption of $14.7 million of debt and borrowings under the Company’s line of credit.

During the first quarter of 2003, the Company completed the disposition of its ten remaining single-tenant properties classified as held for sale at December 31, 2002.  The Company received proceeds of $2.4 million, resulting in a net gain on sale of $0.8 million.

7.              Debt

Line of Credit

On April 29, 2002, the Company entered into a new $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  This line of credit replaced the Company’s prior $425 million senior unsecured credit facility, which was repaid with proceeds of the IPO.  The Company’s two operating partnerships are the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries have guaranteed this line of credit.  This line of credit is being used principally to fund growth opportunities and for working capital purposes.  At June 30, 2003, $264.0 million was outstanding under this line of credit.

This line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company’s debt rating, and requires monthly payments of interest.  The variable rate in effect at June 30, 2003, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.36%.  In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments.

This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the making of investments.  This line of credit also, except under some circumstances, including as necessary to maintain the Company’s status as a REIT, limits the Company’s ability to make distributions in excess of 90% of annual funds from operations, as defined.

8.              Related Party Transactions

Preferred and common distributions paid to The New England Teamsters and Trucking Pension Fund (“NETT”), the Company’s largest shareholder, for the six months ended June 30, 2003 and 2002 were $18.9 million and $28.9 million, respectively.  At June 30, 2003 and December 31, 2002, distributions payable to NETT were $9.5 million.

The Company and NETT have 6% and 94% interests, respectively, in an office building development project located in Boston, Massachusetts.  The Company has accounted for its interest using the cost method.  The Company has not contributed any capital to the project to date nor does it anticipate being required to do so in the future.

In connection with the formation of the Company in July 1999, environmental studies were not completed for all of the contributed properties. NETT has agreed to indemnify the Company for environmental costs up to $50.0 million. The environmental costs include completing environmental studies and any required remediation.

Included in accounts payable, accrued expenses and other liabilities at June 30, 2003 and December 31, 2002 were $0.4 million and $0.7 million, respectively, that is due to NETT.  These amounts represent standard post closing adjustments related to the contribution of the real estate investments and related assets and liabilities to the Company upon its formation.

Preferred and common distributions paid to Prudential for the six months ended June 30, 2003 and 2002 were $5.2 million and $6.6 million, respectively. At June 30, 2003 and December 31, 2002, distributions payable to Prudential were $2.6 million.  Prudential also received advisory and other fees during the six-month period ended June 30, 2002 totaling $3.4 million in connection with our IPO.

A portion of redeemable equity, representing costs associated with prior equity transactions with Prudential, is reclassified as a charge to earnings for each quarter over the redemption period.  As a result of the IPO, all redeemable equity outstanding converted automatically into shares of the Company’s common stock on a one for one basis.  This charge, which is recorded as accretion of redeemable equity in the accompanying consolidated statements of operations, amounted to $0.3 million for the six months ended June 30, 2002.

9.              Segment Reporting

The Company predominantly operates in one industry segment – real estate ownership and management of retail properties. As of June 30, 2003, the Company owned 155 community and neighborhood shopping centers.  Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.  The Company defines operating segments as individual properties with no segment representing more than 10% or more of rental revenue.

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

Overview

We are a fully integrated, self-administered and self-managed REIT that acquires, owns, manages, leases and redevelops primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. As of June 30, 2003, we had a portfolio of 155 shopping centers totaling 26.5 million square feet of company-owned gross leasable area, located in 27 states. Our shopping center portfolio was 92% leased as of June 30, 2003. We also own four office buildings.

In January 2003, we completed the acquisition of Spradlin Farm, a 98% leased, 442,000 square foot community shopping center, of which we acquired 181,000 square feet, located in Christiansburg, Virginia.  The acquisition price for Spradlin Farm was $23.7 million and was funded with the assumption of $18.5 million of debt and borrowings under the Company’s line of credit.

In April 2003, we completed the acquisition of Meridian Village Plaza, a 100% leased, 131,000 square foot grocer-anchored shopping center located in Carmel, Indiana.  The acquisition price for Meridian Village Plaza was $13.6 million and was funded with the assumption of $6.0 million of debt and borrowings under the Company’s line of credit.

In June 2003, we completed the acquisition of Clocktower Place, a 98% leased, 219,000 square foot grocer-anchored shopping center, of which we acquired 211,000 square feet, located near St. Louis, Missouri.  The acquisition price for Clocktower Place was $24.2 million and was funded with the assumption of $14.7 million of debt and borrowings under the Company’s line of credit.

In keeping with our focus on our core portfolio of primarily grocer-anchored shopping centers, we completed the disposition of our ten remaining single tenant properties for $2.4 million, resulting in a net gain on sale of $0.8 million, during the first quarter of 2003. These properties were classified as held for sale at December 31, 2002, and their results of operations are classified as discontinued operations in the accompanying financial statements. As our net operating income from these properties constituted less than 1% of our total net operating income during 2002, the sale of these properties will not have an impact on our future operations or cash flows.

We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on each of our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. We believe that the nature of the properties that we primarily own and invest in—grocer-anchored neighborhood and community shopping centers—provides a stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles. This is because consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the future, we intend to focus on increasing our internal growth, and we expect to continue to pursue targeted acquisitions of primarily grocer-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. We currently expect to incur additional debt in connection with any future acquisitions of real estate.

As of June 30, 2003, we had $1.1 billion of indebtedness. This indebtedness will require balloon payments starting in August 2004. We anticipate that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance our debt either through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or by additional equity offerings. We may also finance those payments through borrowings under our line of credit facility.

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

In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a fair value per share of $23.65 on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003, based on the continued employment of these individuals with the Company through that date. During the six-month period ended June 30, 2003, the Company recognized $1.0 million of compensation expense related to these shares.

In March 2003, the Company issued the second installment of 155,000 shares based on a fair value of $24.36 per share.  These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 3, 2004.  During the six-month period ended June 30, 2003, the Company recognized $1.6 million of compensation expense related to those shares.  This charge also includes $0.3 million of accelerated amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with a former senior officer of the Company.  The unamortized compensation expense of $2.2 million, related to the second installment is included as unearned compensation on the accompanying June 30, 2003 balance sheet and will be amortized over the remaining eight-month vesting period.

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

In March 2003, the Company issued approximately 120,000 shares of restricted stock related to 2002 performance and based on a fair value of $24.36 per share on the grant date.  The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  During the six-month period ended June 30, 2003, the Company recognized $0.8 million of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee related to those shares.  This charge also includes $0.3 million of accelerated amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with a former senior officer of the Company.  The unamortized compensation expense of $1.5 million, related to the performance-based stock grants, is included as unearned compensation on the accompanying June 30, 2003 balance sheet and will be amortized ratably through December 2005.

Critical Accounting Policies

In accordance with the rules of the Securities and Exchange Commission, we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

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

We must make estimates of the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

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

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreements as of June 30, 2003. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected. Furthermore, future changes in market interest rates and other relevant factors could increase the fair value of a liability for a derivative, increase future interest expense, and result in lower net income.

Results of Operations

The following discussion is based on our consolidated financial statements for the six and three- month periods ended June 30, 2003 and 2002.

The comparison of operating results for the six and three-month periods ended June 30, 2003 and 2002 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes for income (loss) before net gain (loss) attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information.

Comparison of the six-month period ended June 30, 2003 to the six-month period ended June 30, 2002.

The table below shows selected operating information for our total portfolio and the 146 properties acquired prior to January 1, 2002 that remained in the total portfolio through June 30, 2003, which constitute the Same Property Portfolio for the six months ended June 30, 2003 and 2002, (in thousands):

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change

Revenue:
Rentals	$99,120	$96,650	$2,470	2.6%	$111,821	$99,824	$11,997	12.0%
Percentage rent	2,832	3,665	(833)	(22.7)%	2,940	3,665	(725)	(19.8)%
Recoveries	30,212	30,634	(422)	(1.4)%	32,745	31,192	1,553	5.0%
Other property	940	1,076	(136)	(12.6)%	955	1,087	(132)	(12.1)%
Total revenue	133,104	132,025	1,079	0.8%	148,461	135,768	12,693	9.4%
Expenses:
Property operating expenses	20,201	19,149	1,052	5.5%	21,850	19,469	2,381	12.2%
Real estate taxes	19,276	18,944	332	1.8%	20,821	19,395	1,426	7.4%
Net operating income	$93,627	$93,932	$(305)	(0.3)%	105,790	96,904	8,886	9.2%

Add:
Interest and other income					275	40	235	587.5%
Deduct:
Depreciation and amortization					38,224	34,518	3,706	10.7%
Interest					34,042	38,754	(4,712)	(12.2)%
General and administrative					11,313	13,650	(2,337)	(17.1)%
Loss on prepayment of debt					—	6,749	(6,749)	—
Income before net gain (loss)					$22,486	$3,273	$19,213	587.0%

The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of an increase in minimum rent of $1.7 million related to the commencement of new leases and rollovers of existing tenants at higher rental rates and the resulting increase in straight-line rental revenue of $0.8 million. This increase was partially offset by a decrease from 93% to 92% in our weighted average occupancy.

Percentage rent revenue decreased for our Same Property Portfolio primarily due to tenants who had previously met percentage rent thresholds vacating their space, as well as the timing of notification that certain tenant sales thresholds have been met.

Recoveries revenue decreased for our Same Property Portfolio primarily due to recovery income of $0.6 million from bankrupt tenants, primarily Kmart Corporation, being recorded in the six-month period ended June 30, 2003, and a decrease in the recovery rates for real estate taxes resulting in a $0.6 million decrease in real estate tax income partially offset by a slight increase in the recovery rates for common area maintenance expenses resulting in a $0.4 million increase in common area maintenance income.  The decrease in recovery rates for real estate taxes is primarily a result of vacancies in anchor locations for which the prior tenants paid their tax bills directly to the taxing authority.

Other property revenue decreased primarily due to a reduction in the timing of amounts received under various tax incentive agreements with local municipalities.

Property operating expenses increased primarily as a result of a $1.3 million increase in snow removal expense, partially offset by a $0.2 million decrease in maintenance and supervision expenses and a $0.2 million decrease in repair and maintenance expense.

Real estate tax expense increased primarily as a result of an increase in the real estate tax rate for our properties in Illinois and due to vacancies in anchor locations for which the prior tenants paid their tax bills directly to the taxing authority.

The increase in interest and other income in the Total Portfolio is primarily due to higher cash balances partially offset by lower average rates.

Interest expense decreased due to lower average rates and the amortization of the debt premium resulting from the fair value adjustment related to the assumption of debt.  This decrease was partially offset by an increase in mortgage loans payable as a result of the assumption of debt from various property acquisitions in 2002 and 2003.

General and administrative expense decreased primarily as a result of a $6.8 million charge incurred in 2002 related to the acceleration of vesting for restricted stock resulting from the Company’s initial public offering.  This decrease was partially offset by a $1.7 million charge incurred in 2003 related to the departure of a former senior officer as well increased corporate expenses, including compliance costs, associated with being a public company.

Comparison of the three-month period ended June 30, 2003 to the three-month period ended June 30, 2002.

The table below shows selected operating information for our total portfolio and the 146 properties acquired prior to April 1, 2002 that remained in the total portfolio through June 30, 2003, which constitute the Same Property Portfolio for the three months ended June 30, 2003 and 2002 (in thousands):

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change

Revenue:
Rentals	$49,639	$48,632	$1,007	2.1%	$56,105	$51,472	$4,633	9.0%
Percentage rent	958	897	61	6.8%	958	897	61	6.8%
Recoveries	14,245	15,938	(1,693)	(10.6)%	15,420	16,410	(990)	(6.0)%
Other property	391	513	(122)	(23.8)%	399	522	(123)	(23.6)%
Total revenue	65,233	65,980	(747)	(1.1)%	72,882	69,301	3,581	5.2%
Expenses:
Property operating expenses	9,132	9,268	(136)	(1.4)%	9,806	9,537	269	2.8%
Real estate taxes	9,562	9,530	32	0.3%	10,350	9,871	479	4.9%
Net operating income	$46,539	$47,182	$(643)	(1.4)%	52,726	49,893	2,833	5.7%

Add:
Interest and other income					263	25	238	952.0%
Deduct:
Depreciation and amortization					19,103	17,138	1,965	11.5%
Interest					17,165	17,633	(468)	(2.7)%
General and administrative					6,310	10,404	(4,094)	(39.4)%
Loss on prepayment of debt					—	6,749	(6,749)	—
Income (loss) before net loss					$10,411	$(2,006)	$12,417	619.0%

The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of an increase in minimum rent of $0.5 million related to the commencement of new leases and rollovers of existing tenants at higher rental rates and the resulting increase in straight line rental revenue of $0.6 million, and $0.1 million of termination fees received related to the early termination of several leases. This increase was partially offset by a 1% decrease in our weighted average occupancy.

Percentage rent revenue increased for our Same Property Portfolio primarily due to the timing of notification that certain tenant sales thresholds have been met.

Recoveries revenue decreased for our Same Property Portfolio primarily due to recovery income from bankrupt tenants, primarily Kmart Corporation, being recorded during the three-month period ended June 30, 2002, and an overall decrease in property operating expenses.

Property operating expenses decreased primarily as a result of a delay in landscaping contracts and repairs and maintenance projects in 2003 related to inclement weather.

The increase in interest and other income in the Total Portfolio is primarily due to higher cash balances partially offset by lower average rates.

Interest expense decreased due to lower average rates and the amortization of the debt premium resulting from the fair value adjustment related to the assumption of debt.  This decrease was partially offset by an increase in mortgage loans payable as result of the assumption of debt from various property acquisitions in 2002 and 2003.

General and administrative expense decreased primarily as a result of a $6.8 million charge incurred in 2002 related to the acceleration of vesting for restricted stock resulting from the Company’s initial public offering.  This decrease was partially offset by a $1.7 million charge incurred in 2003 related to the departure of a former senior officer as well increased corporate expenses, including compliance costs, associated with being a public company.

Liquidity and Capital Resources

At June 30, 2003, we had $5.9 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

At June 30, 2003, we had $1.1 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.30% with an average maturity of 5.0 years. As of June 30, 2003, our market capitalization was $2.3 billion, resulting in a debt-to-total market capitalization ratio of approximately 47%.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit facility. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $62.3 million for the six-month period ended June 30, 2003 from $56.2 million for the six-month period ended June 30, 2002. The increase in cash flows from operations is primarily attributable to the combined effect of an $8.9 million increase in net operating income for the quarter ended June 30, 2003 and a $4.7 million decrease in interest expense, partially offset by a $6.9 million decrease in operating assets and liabilities.

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

For example, during the most recent economic downturn, the Company has experienced slight declines in same store net operating income as a result of bankruptcies.  As of June 30, 2003, the Company had 10 tenants that contributed approximately 1.0% of our annualized base rent for all leases in which tenants were in occupancy at June 30, 2003, operating under bankruptcy protection, the largest of which is Fleming Companies.

On April 1, 2003, Fleming Companies (“Fleming”) filed for bankruptcy protection.  As part of this bankruptcy, Fleming’s motion to reject leases at three of our 13 Fleming store locations was allowed by the Bankruptcy Court in April 2003.  The three rejected leases aggregated approximately 178,000 square feet and represented approximately 0.6% of total annualized base rent for all leases in which tenants were in occupancy on March 31, 2003.  In addition, in June 2003, as part of the bankruptcy proceedings, leases at four of our store locations aggregating 234,000 square feet were assigned to Roundy’s, Inc., as part of Roundy’s acquisition of Rainbow Foods.  We currently lease space to Fleming at six of our other shopping centers.  These six locations, all of which were physically occupied on June 30, 2003, represented approximately 0.7% of our total annualized base rent for all leases in which tenants were in occupancy on June 30, 2003.  Fleming has filed a motion seeking Bankruptcy Court approval to sell its wholesale business to C&S Acquisition LLC (“C&S”) and to assign certain real estate leases to C&S or a third party, which may include some or all of our six remaining leases.  The Company has filed a limited objection to this motion regarding the procedures for assumption and assignment and a hearing date on this matter is scheduled for August 4, 2003.

Although Fleming has announced its initial intended store closings, we are not able to fully predict the impact on our business of Fleming’s bankruptcy filing at this time.  For instance, Fleming could decide to close additional stores, including our other locations, terminate a substantial number of leases with us, or request rent reductions or deferrals.  Any of these actions could adversely affect our rental revenues, and the impact may be material.  In addition, Fleming’s termination of additional leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping center, which could materially harm our business.

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

  Any future bankruptcies of tenants in our portfolio, particularly major or anchor tenants, may negatively impact our future operating results.

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $3.3 million for the six-month period ended June 30, 2003. We expect total maintenance capital expenditures to be approximately

$5.4 million, or $0.20 per square foot, for the remainder of 2003. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space. We believe that our existing working capital and cash provided by operations will be sufficient to fund our maintenance capital expenditures for the next twelve months.

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

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, our line of credit and through the issuance of additional equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from two major rating agencies—Standard & Poor’s (BBB-), and Moody’s Investor Service, (Baa3). A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service our debt.

Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of June 30, 2003. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes and our line of credit facility.

Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Commitments

We currently do not have any capital lease obligations or material operating lease commitments. The following table summarizes our repayment obligations under our indebtedness outstanding as of June 30, 2003 (in thousands):

	2003(1)	2004	2005	2006	2007	Thereafter	Total(2)
Mortgage loans:

Miracle Hills Park	$40	3,594	—	—	—	—	$3,634
The Commons of Chancellor Park	190	12,374	—	—	—	—	12,564
Franklin Square	204	436	13,583	—	—	—	14,223
Williamson Square	159	337	10,831	—	—	—	11,327
Riverchase Village Shopping Center	146	310	9,764	—	—	—	10,220
Meridian Village Plaza	127	270	292	4,842	—	—	5,531
Spring Mall	52	109	120	8,021	—	—	8,302
Southport Centre	—	—	76	160	9,764	—	10,000
Innes Street Market	153	326	352	380	12,098	—	13,309
Southgate Shopping Center	47	101	110	119	2,166	—	2,543
Salem Consumer Square	194	425	471	520	576	8,724	10,910
St. Francis Plaza	82	176	191	207	225	243	1,124
8 shopping centers, cross collateralized	743	1,577	1,705	1,843	1,993	74,287	82,148
Montgomery Commons	31	71	79	86	94	7,536	7,897
Warminster Towne Center	89	233	258	281	305	19,010	20,176
Clocktower Place	51	108	121	132	144	12,162	12,718
545 Boylston St. and William J. McCarthy Bldg.	284	603	655	711	772	32,645	35,670
29 shopping centers, cross collateralized	1,072	2,276	2,520	2,728	2,955	227,261	238,812
Spradlin Farm	82	172	189	203	219	16,672	17,537
Bedford Grove	164	349	377	408	441	2,929	4,668
Berkshire Crossing	283	584	605	626	648	12,636	15,382
Grand Traverse Crossing	64	215	232	249	269	12,773	13,802
Salmon Run Plaza	137	292	319	349	381	3,609	5,087
Elk Park Center	130	275	298	322	346	7,279	8,650
Grand Traverse Crossing - Wal-Mart	73	154	166	180	193	4,620	5,386
Montgomery Towne Center	164	351	382	416	452	5,793	7,558
Bedford Grove - Wal-Mart	67	141	152	164	178	3,573	4,275
Berkshire Crossing - Home Depot/ Wal-Mart	105	221	239	258	278	5,842	6,943

Total mortgage loans	$4,933	26,080	44,087	23,205	34,497	457,594	$590,396

Unsecured notes	—	100,000	—	1,490	—	100,000	201,490
Line of credit facility	—	—	264,000	—	—	—	264,000

Total indebtedness	$4,933	126,080	308,087	24,695	34,497	557,594	$1,055,886

(1)                                  Represents the period from July 1, 2003 through December 31, 2003.

(2)                                  The aggregate repayment amount of $1,055,886 does not reflect the unamortized mortgage loan premiums of $6,861 related to the assumption of six mortgage loans with above-market contractual interest rates.

The indebtedness described in the table above will require balloon payments, including approximately $116 million in 2004. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. We currently expect to refinance this debt through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties, or additional equity offerings. We may also refinance balloon payments through borrowings under our unsecured credit facility.

Line of Credit

On April 29, 2002, the Company entered into a new three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This line of credit replaced the Company’s prior senior unsecured credit facility, which was repaid with proceeds of the IPO. Our two operating partnerships are the borrowers under this line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At June 30, 2003, $264.0 million was outstanding under the line of credit.

Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. The variable rate in effect at June 30, 2003, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.36%.

As of June 30, 2003, we were in compliance with all of the financial covenants under our unsecured credit facility. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

Funds From Operations

We calculate Funds from Operations in accordance with the best practices described in the April 2001 National Policy Bulletin of the National Association of Real Estate Investment Trusts, referred to as NAREIT, and NAREIT’s White Paper on Funds from Operations. The White Paper defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that Funds from Operations is helpful to investors as a measure of our performance as an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. Our computation of Funds from Operations may, however, differ from the methodology for calculating funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs.

The following tables reflect the calculation of Funds from Operations (in thousands):

	Six months ended June 30,
	2003	2002 *

Net income (loss)	$19,899	$(6,305)
Add (deduct):
Depreciation and amortization (real estate-related)	37,928	34,289
Net gain on sales of real estate investments	(809)	(1,374)
Preferred stock distributions	—	(14,302)
Accretion of redeemable equity	—	(328)
Funds from Operations	$57,018	$11,980

	Three months ended June 30,
	2003	2002 *

Net income (loss)	$8,679	$(11,207)
Add (deduct):
Depreciation and amortization (real estate-related)	18,952	17,019
Preferred stock distributions	—	(3,452)
Accretion of redeemable equity	—	(79)
Funds from Operations	$27,631	$2,281

* Funds from operations for the three and six-month periods ended June 30, 2002 have been restated to exclude the $6.7 million loss on prepayment of debt, which was previously reported as an extraordinary item, from the reconciliation pursuant to the adoption of FASB No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may impact our future operating results.

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999. From June 1999 to April 2000, Mr. Cammarata served as Chairman and Chief Executive Officer of TJX Companies, Inc. Annualized base rent from the TJX represents approximately 5.14% of our total annualized base rent for all leases in which tenants were in occupancy at June 30, 2003. TJX pays us rent in accordance with 44 written leases at our properties.

Advisory Fee

The Prudential Insurance Company of America, our second largest stockholder, received advisory and other fees totaling $3.4 million during the six-month period ended June 30, 2002 in connection with our IPO.

131 Dartmouth Street Joint Venture

In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by us. We were issued this interest as part of a management arrangement with this new entity pursuant to which we will manage the building. We have no ongoing capital contribution requirements with respect to this project, which was completed in January 2003. We expect that the first tenants will begin occupying a portion of this office building in October 2003. We account for our interest in this joint venture using the cost method.  The Company has not contributed any capital to the project to date nor does it anticipate being required to do so in the future.

Boston Office Lease

One of the properties contributed to us by NETT was our headquarters building at 535 Boylston Street, Boston, Massachusetts. In 1974, NETT and our predecessor entered into an agreement providing for the lease of 14,400 square feet of space in this office building to NETT for its Boston offices. This building was assigned to us as part of our formation. The current term of this lease expires on June 30, 2005 and under this lease, NETT pays us $648,000 per year in minimum rent.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 29, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

In connection with the financing with PMCC, we entered into several indemnification and guaranty agreements with PMCC under the terms of which we agreed to indemnify PMCC for various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by us to Heritage SPE LLC.

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

The following table presents our fixed rate debt obligations sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2003(1)	2004	2005	2006	2007	2008+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$4,650	25,496	43,482	18,053	34,191	449,142	$575,014	7.88%
Variable rate	283	584	605	626	648	12,636	15,382	3.32%
Unsecured Debt:
Fixed rate	—	100,000	—	1,490	—	100,000	201,490	7.11%
Variable rate	—	—	264,000	—	—	—	264,000	2.36%
Total	$4,933	126,080	308,087	20,169	34,839	561,778	$1,055,886	6.30%

(1)                                  Represents the period from July 1, 2003 through December 31, 2003.

(2)                                  The aggregate repayment amount of $1,055,886 does not reflect the unamortized mortgage loan premiums of $6,861 related to the assumption of four mortgage loans with above-market contractual interest rates.

We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2003. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2003 in relation to total assets and our total market capitalization.

ITEM 4:                        Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of the Company have evaluated the disclosure controls and procedures of the Company as of a date within 90 days before the filing date of this quarterly report.  Based on this evaluation, the Company has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 9, 2003.  At the annual meeting, stockholders elected four directors to serve on our Board of Directors until the annual meeting of 2006.  The four directors elected at the meeting were Kenneth K. Quigley, Jr., William M. Vaughn, III, Paul V. Walsh, and Robert J. Watson.  The directors whose terms of office as a director continued after the meeting and the annual meeting at which their term of office expires are as follows:

Joseph L. Barry (2004)

Richard C. Garrison (2004)

Kevin C. Phelan (2004)

David W. Laughton (2004)

Bernard Cammarata (2005)

Robert M. Falzon (2005)

Thomas C. Prendergast (2005)

The votes cast for or against, for each nominee for election as a director were as follows:

	For	Votes Against

Kenneth K. Quigley, Jr.	36,942,496	641,235
William M. Vaughn, III	36,872,556	711,175
Paul V. Walsh	36,870,156	713,575
Robert J. Watson	36,948,296	635,435

In addition, at the annual meeting, stockholders approved amendments to the Company’s Amended and Restated 2000 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of our common stock available for issuance under the Plan from 3,600,000 to 5,700,000 shares and to increase the sub-limit with respect to the awards of restricted stock, performance shares, performance units and stock grants under the Plan from 1,200,000 shares to 1,900,000.

The votes cast, for, against, or withheld for the amendments to the Plan were as follows:

For	Against	Abstain	Non-Vote

32,440,323	2,273,878	24,942	2,844,588

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.18*,** Separation Agreement, dated as of June 16, 2003, between the Company and Gary Widett, former Senior Vice President and Chief Operating Officer of the Company.

31.1** Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d- 14

31.2** Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d- 14

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Management contracts and compensatory plans, contracts and arrangements of the Company

**  Filed herewith

(b)                                 Reports on Form 8-K

On April 9, 2003, the Company filed a Current Report on Form 8-K with respect to a press release it issued commenting on certain recent developments concerning the bankruptcy of Fleming Companies, Inc.

On May 12, 2003, the Company filed a Current Report on Form 8-K with respect to a press release it issued announcing its financial results for the fiscal quarter ended March 31, 2003.

On June 17, 2003, the Company filed a Current Report on Form 8-K with respect to a press release it issued announcing the termination of employment of Gary Widett, Senior Vice President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Dated: August 4, 2003

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer