Form 10-Q
period 2003-09-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2003-11-14
CIK 1158265

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐ No  ☒ .

As of October 31, 2003, there were 42,120,263 shares of the Company’s $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

(Unaudited and in thousands of dollars, except per-share data)

	September 30, 2003	December 31, 2002
Assets
Real estate investments, net	$2,015,109	$2,008,504
Cash and cash equivalents	21,143	1,491
Accounts receivable, net of allowance for doubtful accounts of $7,952 in 2003 and $6,389 in 2002	27,344	22,836
Prepaids and other assets	14,931	11,162
Deferred financing and leasing costs	15,776	15,564

Total assets	$2,094,303	$2,059,557

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$594,570	$569,663
Unsecured notes payable	201,490	201,490
Line of credit facility	266,000	234,000
Accrued expenses and other liabilities	70,723	68,275
Accrued distributions	22,239	21,968

Total liabilities	1,155,022	1,095,396

Series B Preferred Units	50,000	50,000
Series C Preferred Units	25,000	25,000
Exchangeable limited partnership units	7,761	8,128
Other minority interest	2,425	2,425

Total minority interests	85,186	85,553

Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 42,019,813 and 41,504,208 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	42	42
Additional paid-in capital	1,018,983	1,006,416
Cumulative distributions in excess of net income	(162,183)	(126,803)
Unearned compensation	(2,747)	(1,047)
Total shareholders’ equity	854,095	878,608

Total liabilities and shareholders’ equity	$2,094,303	$2,059,557

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Nine Months ended September 30, 2003 and 2002

(Unaudited and in thousands, except per-share data)

	Nine Months Ended September 30,
	2003	2002

Revenue:
Rentals and recoveries	$221,933	$204,620
Interest and other	296	64
Total revenue	222,229	204,684

Expenses:
Property operating expenses	32,546	28,667
Real estate taxes	32,400	29,471
Depreciation and amortization	57,772	52,135
Interest	51,345	55,717
General and administrative	16,153	18,201
Loss on prepayment of debt	—	6,749
Total expenses	190,216	190,940
Income before net gains (loss)	32,013	13,744
Net gains on sale of real estate investments	—	2,924
Net derivative loss	—	(7,766)
Income before allocation to minority interests	32,013	8,902
Income allocated to exchangeable limited partnership units	(170)	(110)
Income allocated to Series B & C Preferred Units	(4,992)	(4,992)
Income before discontinued operations	26,851	3,800
Discontinued operations:
Operating income from discontinued operations	1,023	1,191
Gains on sales of discontinued operations	2,683	384
Income from discontinued operations	3,706	1,575
Net income	30,557	5,375
Preferred stock distributions	—	(14,302)
Accretion of redeemable equity	—	(328)
Net income (loss) attributable to common shareholders	$30,557	$(9,255)
Basic per-share data:
Income (loss) before discontinued operations	$0.64	$(0.40)
Income from discontinued operations	0.09	0.06
Income (loss) attributable to common shareholders	$0.73	$(0.34)

Weighted average common shares outstanding	41,730	26,467
Diluted per-share data:
Income (loss) before discontinued operations	$0.64	$(0.40)
Income from discontinued operations	0.09	0.06
Income (loss) attributable to common shareholders	$0.73	$(0.34)

Weighted average common and common equivalent shares outstanding	42,195	26,467

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Three Months ended September 30, 2003 and 2002

(Unaudited and in thousands, except per-share data)

	Three Months Ended September 30,
	2003	2002

Revenue:
Rentals and recoveries	$74,332	$69,693
Interest and other	21	24
Total revenue	74,353	69,717

Expenses:
Property operating expenses	10,784	9,349
Real estate taxes	11,654	10,152
Depreciation and amortization	19,548	17,617
Interest	17,303	16,963
General and administrative	4,840	4,551
Total expenses	64,129	58,632
Income before net gains	10,224	11,085
Net gains on sale of real estate investments	—	1,550
Income before allocation to minority interests	10,224	12,635
Income allocated to exchangeable limited partnership units	(82)	(129)
Income allocated to Series B & C Preferred Units	(1,664)	(1,664)
Income before discontinued operations	8,478	10,842
Discontinued operations:
Operating income from discontinued operations	304	435
Gains on sales of discontinued operations	1,874	384
Income from discontinued operations	2,178	819
Net income attributable to common shareholders	$10,656	$11,661
Basic per-share data:
Income before discontinued operations	$0.20	$0.26
Income from discontinued operations	0.05	0.02
Income attributable to common shareholders	$0.25	$0.28

Weighted average common shares outstanding	41,812	41,465

Diluted per-share data:
Income before discontinued operations	$0.20	$0.26
Income from discontinued operations	0.05	0.02
Income attributable to common shareholders	$0.25	$0.28

Weighted average common and common equivalent shares outstanding	42,198	41,483

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2003 and 2002

(unaudited and in thousands of dollars)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$30,557	$5,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,772	52,135
Amortization of deferred debt financing costs	1,385	2,433
Amortization of debt premiums	(542)	—
Compensation expense associated with restricted stock plans	4,834	6,374
Net gain on sales of real estate investments	(2,683)	(3,308)
Net derivative loss	—	7,766
Income allocated to exchangeable limited partnership units	170	110
Income allocated to Series B & C Preferred Units	4,992	4,992
Loss on prepayment of debt	—	6,749
Changes in operating assets and liabilities	(3,737)	7,619
Net cash provided by operating activities	92,748	90,245

Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(37,588)	(94,849)
Net proceeds from sales of real estate investments	15,528	10,400
Expenditures for capitalized leasing commissions	(3,604)	(3,288)
Expenditures for furniture, fixtures and equipment	(317)	(444)
Net cash used for acquisition of Bradley	—	(227)
Net cash used for investing activities	(25,981)	(88,408)

Cash flows from financing activities:
Proceeds from mortgage loans payable	—	2,198
Repayments of mortgage loans payable	(13,762)	(16,998)
Proceeds from line of credit facility	66,000	303,000
Repayments of line of credit facility	(34,000)	(52,000)
Payoff of prior line of credit facility	—	(389,000)
Interest rate collar termination payment	—	(6,788)
Repayment of subordinated debt	—	(100,000)
Distributions paid to exchangeable limited partnership unit holders	(536)	(101)
Distributions paid to Series B & C Preferred Unit holders	(4,992)	(4,992)
Preferred stock distributions paid	—	(25,109)
Common stock distributions paid	(65,666)	(29,163)
Expenditures for deferred debt financing costs	—	(3,807)
Proceeds from issuances of common stock	5,841	352,014
Expenditures for equity issuance costs	—	(28,130)
Net cash (used for) provided by financing activities	(47,115)	1,124

Net increase (decrease) in cash and cash equivalents	19,652	2,961
Cash and cash equivalents:
Beginning of period	1,491	6,146
End of period	$21,143	$9,107

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  However, amounts presented in the condensed consolidated balance sheet as of December 31, 2002 are derived from the audited financial statements of the Company at that date.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications of 2002 amounts have been made to conform to the 2003 presentation.  In addition, due to the adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, the Company reclassified a $6.7 million loss on prepayment of debt, previously classified as extraordinary, to an ordinary item.

The condensed consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as amended, for its fiscal year ended December 31, 2002.

Initial Public Offering

In April 2002, the Company completed an initial public offering (“IPO”) of its common stock and sold a total of 14,080,556 shares of its common stock at a price of $25.00 per share.

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

In connection with the IPO, all shares of Series A Cumulative Convertible Preferred Stock and redeemable equity previously outstanding converted automatically into shares of the Company’s common stock on a one for one basis.

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

3.              Stock-Based Compensation

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, during the year ended December 31, 2002.  At September 30, 2003, the Company has one stock-based employee compensation plan, its Amended and Restated 2000 Equity Incentive Plan (the “Plan”).  The Company accounts for this Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost related to stock option grants is reflected in the Company’s reported results, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per-share data):

	Nine months ended September 30, 2003,
	2003	2002
Net income (loss), attributable to common shareholders, as reported	$30,557	$(9,255)
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	507	278

Pro forma net income (loss) attributable to common shareholders	$30,050	$(9,533)

Per-share data:
Basic – as reported	$0.73	$(0.34)
Basic – pro forma	$0.72	$(0.36)

Diluted – as reported	$0.73	$(0.34)
Diluted – pro-forma	$0.72	$(0.36)

	Three months ended September 30, 2003
	2003	2002
Net income, attributable to common shareholders, as reported	$10,656	$11,661
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	132	132
Pro forma net income attributable to common shareholders	$10,524	$11,529
Per-share data:
Basic – as reported	$0.25	$0.28
Basic – pro forma	$0.25	$0.28

Diluted – as reported	$0.25	$0.28
Diluted – pro-forma	$0.25	$0.28

In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company.  The first installment of 155,000 shares was issued in July 2002 at a fair value of $23.65 per share.  These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003. During the nine-month period ended September 30, 2003, the Company recognized $1.0 million of compensation expense associated with this first installment of 155,000 shares.

On March 3, 2003, in connection with 2002 performance, and pursuant to the Plan, the Company granted 653,700 stock options at an exercise price of $24.36 per share, the closing price of the Company’s common stock on that date.  The options vest at a rate of one-third per year on the anniversary of the grant date and have a ten-year duration.

In March 2003, the Company issued the second installment of 155,000 shares based on a fair value of $24.36 per share.  These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 3, 2004.  During the nine-month period ended September 30, 2003, the Company recognized $2.4 million of compensation expense related to those shares.  This charge also includes $0.3 million of accelerated amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with a former senior officer of the Company.  The unamortized compensation expense of $1.4 million related to the second installment is included as unearned compensation on the accompanying September 30, 2003 balance sheet and will be amortized ratably over the remaining five-month vesting period.

In March 2003, the Company issued approximately 120,000 shares of restricted stock related to 2002 performance based on a fair value of $24.36 per share.  The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  During the nine-month period ended September 30, 2003, the Company recognized $1.0 million of compensation expense, including the reimbursement of the taxes to be paid by one employee related to those shares.  This charge also includes $0.3 million of accelerated amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with a former senior officer of the Company.  The unamortized compensation expense of $1.4 million related to these performance-based stock grants is included as unearned compensation on the accompanying September 30, 2003 balance sheet and will be amortized ratably through December 2005.

During the nine month period ended September 30, 2003, the Company also recorded $0.9 million of compensation expense, including the reimbursement of the taxes to be paid by one employee, related to 110,000 shares of restricted stock anticipated to be issued by the Company in 2004 for 2003 performance.  This accrual is an estimate of the compensation expense that will be required to be recognized in the event that these shares are actually issued.  The Company will recognize compensation expense with respect to these restricted shares ratably over the performance and vesting periods.

4.              Earnings Per Share

Earnings per common share (“EPS”) have been computed pursuant to SFAS No. 128, Earnings per Share.  The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable (in thousands, except per-share data):

	Nine months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$30,557	41,730	$0.73
Effect of dilutive securities:
Assumed conversion of exchangeable minority interests into common shares	170	340	0.50
Assumed exercise of stock options	—	113	—
Anticipated stock compensation	—	12	—
Diluted earnings per share:
Net income attributable to common shareholders	$30,727	42,195	$0.73

	Three months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$10,656	41,812	$0.25
Effect of dilutive securities:
Assumed exercise of stock options	—	368	—
Anticipated stock compensation	—	18	—
Diluted earnings per share:
Net income attributable to common shareholders	$10,656	42,198	$0.25

	Three months ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$11,661	41,465	$0.28
Effect of dilutive securities:
Anticipated stock compensation	—	18	—
Diluted earnings per share:
Net income attributable to common shareholders	$11,661	41,483	$0.28

For the nine-month period ended September 30, 2002, outstanding options and warrants to purchase 2,050,352 shares of common stock at $25.00 per share and the assumed conversion of exchangeable units of limited partnership interest into shares of common stock were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive.

5.              Supplemental Cash Flow Information

During the nine-month periods ended September 30, 2003 and 2002, interest paid was $50.7 million and $54.8 million, respectively.

During the nine-month period ended September 30, 2003, the Company assumed $39.2 million of existing debt in connection with the acquisition of three properties. Included in accrued expenses and other liabilities at September 30, 2003 and December 31, 2002 are accrued expenditures for real estate investments of $2.2 million and $3.7 million, respectively.

6.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	September 30, 2003	December 31, 2002

Land	$326,156	$319,129
Land improvements	173,746	168,246
Buildings and improvements	1,685,340	1,639,494
Tenant improvements	43,178	34,694
Improvements in process	10,380	16,970
	2,238,800	2,178,533
Accumulated depreciation and amortization	(223,691)	(170,029)
Net carrying value	$2,015,109	$2,008,504

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

During the first quarter of 2003, the Company completed the disposition of its ten remaining single-tenant properties.  The Company received proceeds of $2.4 million, resulting in a net gain on sale of $0.8 million.  These properties were classified as held for sale at December 31, 2002, and their results of operations are classified as discontinued operations in the accompanying financial statements.

In September 2003, the Company completed the disposition of River Ridge Marketplace, a 214,000 square foot community shopping center located in Asheville, North Carolina.  The sale price was $13.3 million resulting in a gain of $1.9 million.  The proceeds from the sale were used to partially pay down the Company’s line of credit.  The results of operations of the property have been reclassified as discontinued operations in the accompanying financial statements.

7.              Debt

Line of Credit

On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  The Company’s two operating partnerships are the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries have guaranteed this line of credit.  This line of credit is being used principally to fund growth opportunities and for working capital purposes.  At September 30, 2003, $266 million was outstanding under this line of credit.

This line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company’s debt rating, and requires monthly payments of interest.  The variable rate in effect at September 30, 2003, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.36%.  In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments.

This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the making of investments.  This line of credit also, except under some circumstances, including as necessary to maintain the Company’s status as a REIT, limits the Company’s ability to make distributions in excess of 90% of annual funds from operations, as defined.

8.              Related Party Transactions

Preferred and common distributions paid to The New England Teamsters and Trucking Pension Fund (“NETT”), the Company’s largest shareholder, for the nine months ended September 30, 2003 and 2002 were $28.4 million and $38.2 million, respectively.  At September 30, 2003 and December 31, 2002, distributions payable to NETT were $9.5 million.

The Company and NETT have 6% and 94% interests, respectively, in an office building development project located in Boston, Massachusetts.  The Company has accounted for its interest using the cost method.  No expenditures have been made on the project by the Company to date.

In connection with the formation of the Company in July 1999, environmental studies were not completed for all of the contributed properties. NETT has agreed to indemnify the Company for environmental costs related to these properties up to $50.0 million. The environmental costs include completing environmental studies and any required remediation.  Since our formation in July 1999 through September 30, 2003, the Company has been reimbursed by NETT for approximately $1.6 million of environmental costs pursuant to this indemnity.

Included in accounts payable, accrued expenses and other liabilities at December 31, 2002 was $0.7 million that was due to NETT.  These amounts represent standard post closing adjustments related to the contribution of the real estate investments and related assets and liabilities to the Company upon its formation in July 1999.

Preferred and common distributions paid to Prudential for the nine months ended September 30, 2003 and 2002 were $7.8 million and $9.0 million, respectively. At September 30, 2003 and December 31, 2002, distributions payable to Prudential were $2.6 million.  Prudential also received advisory and other fees during the quarter ended June 30, 2002 totaling $3.4 million in connection with our IPO.

A portion of redeemable equity, representing costs associated with prior equity transactions with Prudential, is reclassified as a charge to earnings for each quarter over the redemption period.  As a result of the IPO, all redeemable equity outstanding converted automatically into shares of the Company’s common stock on a one for one basis.  This charge, which is recorded as accretion of redeemable equity in the accompanying consolidated statements of operations, amounted to $0.3 million for the nine months ended September 30, 2002.

9.              Segment Reporting

The Company predominantly operates in one industry segment – real estate ownership and management of retail properties. As of September 30, 2003, the Company owned 154 community and neighborhood shopping centers.  Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.  The Company defines operating segments as individual properties with no segment representing more than 10% or more of rental revenue.

10.       Subsequent Event

On September 22, 2003, the Company announced that it had entered into an agreement to acquire a portfolio of eight properties for approximately $160 million from Trademark Property Company.  The eight properties are located primarily in the Dallas/Ft. Worth and Houston areas and comprise 1.2 million aggregate square feet of gross leaseable area.  On October 16, 2003, the Company completed the acquisition of five of these properties, all of which are unencumbered, for $96 million which was funded through a $60 million bridge loan with a primary term of 120 days and draws under the Company’s line of credit.  The acquisition of the remaining three properties, all of which are encumbered with mortgages that the Company will be assuming, is expected to be completed during the quarter ending December 31, 2003 and is subject to customary closing conditions.  The Company will fund the acquisition of these properties from existing resources.

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

Overview

We are a fully integrated, self-administered and self-managed REIT that acquires, owns, manages, leases and redevelops primarily grocer-anchored neighborhood and community shopping centers in the Eastern and Midwestern United States. As of September 30, 2003, we had a portfolio of 154 shopping centers totaling 26.3 million square feet of company-owned gross leasable area, located in 27 states. Our shopping center portfolio was 92% leased as of September 30, 2003. We also own four office buildings.

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

In September 2003, we announced that we had entered into an agreement to acquire a portfolio of eight properties for approximately $160 million from Trademark Property Company.  The eight properties are located primarily in the Dallas/Ft. Worth and Houston areas and comprise 1.2 million aggregate square feet of gross leaseable area.  On October 16, 2003, we completed the acquisition of five of these properties, all of which are unencumbered, for $96 million which was funded through a

$60 million bridge loan with a primary term of 120 days and draws under the Company’s line of credit.  The acquisition of the remaining three properties, all of which are encumbered with mortgages that the Company will be assuming, is expected to be completed during the quarter ending December 31, 2003 and is subject to customary closing conditions.

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

In September 2003, we completed the disposition of River Ridge Marketplace, a 214,000 square foot community shopping center located in Asheville, North Carolina.  The property was sold to a developer seeking to develop the surrounding area at a sale price of $13.3 million resulting in a gain of $1.9 million.  The proceeds from the sale were used to partially pay down the Company’s line of credit.  The results of operations of the property have been reclassified as discontinued operations in the accompanying financial statements.

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

As of September 30, 2003, we had $1.1 billion of indebtedness. This indebtedness will require balloon payments starting in August 2004. We anticipate that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance our debt either through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or by additional equity offerings. We may also finance those payments through borrowings under our line of credit facility.

Initial Public Offering and Related Transactions

In April 2002, we completed an initial public offering (“IPO”) pursuant to which we sold 14,080,556 shares of our Common Stock (including 80,556 shares issued pursuant to the exercise of the underwriters’ over allotment options) in the IPO at a price of $25.00 per share resulting in net proceeds to the Company of $323 million.

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

Upon completion of the IPO, the vesting of all stock options previously granted to our employees (other than 430,000 stock options granted in April 2002 in connection with the IPO) accelerated and all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, we incurred compensation expense, including the reimbursement of the taxes paid by two individuals, of $6.8 million on the restricted shares in the second quarter of 2002, which was comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of such taxes payable.

In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a fair value per share of $23.65 on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003, based on the continued employment of these individuals with the Company through that date. During the nine-month period ended September 30, 2003, the Company recognized $1.0 million of compensation expense related to these shares.

In March 2003, the Company issued the second installment of 155,000 shares based on a fair value of $24.36 per share.  These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 3, 2004.  During the nine-month period ended September 30, 2003, the Company recognized $2.4 million of compensation expense related to those shares.  This charge also includes $0.3 million of accelerated amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with a former senior officer of the Company.  The unamortized compensation expense of $1.4 million, related to the second installment is included as unearned compensation on the accompanying September 30, 2003 balance sheet and will be amortized ratably over the remaining five-month vesting period.

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

In March 2003, the Company issued approximately 120,000 shares of restricted stock related to 2002 performance and based on a fair value of $24.36 per share.  The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  During the nine-month period ended September 30, 2003, the Company recognized $1.0 million of compensation expense, including the reimbursement of the taxes to be paid by one employee related to those shares.  This charge also includes $0.3 million of accelerated amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with a former senior officer of the Company.  The unamortized compensation expense of $1.4 million, related to the performance-based stock grants, is included as unearned compensation on the accompanying September 30, 2003 balance sheet and will be amortized ratably through December 2005.

During the nine month period ended September 30, 2003, the Company also recorded $0.9 million of compensation expense, including the reimbursement of the taxes to be paid by one employee, related to 110,000 shares of restricted stock anticipated to be issued by the Company in 2004 for 2003 performance.  This accrual is an estimate of the compensation expense that will be required to be recognized in the event that these shares are actually issued.  The Company will recognize compensation expense with respect to these restricted shares ratably over the performance and vesting periods.

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

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreements as of September 30, 2003. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter contracts with major financial institutions based on their credit rating and other factors.

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

Results of Operations

The following discussion is based on our consolidated financial statements for the nine and three- month periods ended September 30, 2003 and 2002.

The comparison of operating results for the nine and three-month periods ended September 30, 2003 and 2002 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes for income (loss) before net gain (loss) attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information.

Comparison of the nine-month period ended September 30, 2003 to the nine-month period ended September 30, 2002.

The table below shows selected operating information for our total portfolio and the 141 properties acquired prior to January 1, 2002 that remained in the total portfolio through September 30, 2003, which constitute the Same Property Portfolio for the nine months ended September 30, 2003 and 2002.  In addition, amounts included in the Same Property Portfolio do not include lease termination fee income and lease buyout expense (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change

Revenue:
Rentals	$147,412	$144,377	$3,035	2.1%	$167,722	$152,676	$15,046	9.9%
Percentage rent	3,400	4,332	(932)	(21.5)%	3,496	4,332	(836)	(19.3)%
Recoveries	45,368	44,165	1,203	2.7%	49,280	46,079	3,201	6.9%
Other property	1,413	1,518	(105)	(6.9)%	1,435	1,533	(98)	(6.4)%
Total revenue	197,593	194,392	3,201	1.6%	221,933	204,620	17,313	8.5%
Expenses:
Property operating expenses	29,628	27,841	1,787	6.4%	32,546	28,667	3,879	13.5%
Real estate taxes	29,862	27,834	2,028	7.3%	32,400	29,471	2,929	9.9%
Net operating income	$138,103	$138,717	$(614)	(0.4)%
Add:
Interest and other income					296	64	232	362.5%
Deduct:
Depreciation and amortization					57,772	52,135	5,637	10.8%
Interest					51,345	55,717	(4,372)	(7.8)%
General and administrative					16,153	18,201	(2,048)	(11.3)%
Loss on prepayment of debt					—	6,749	(6,749)	(100.0)%
Income before net gains (loss)					$32,013	$13,744	$18,269	132.9%

The increase in rental revenue for our Same Property Portfolio, excluding termination fee revenue of $0.5 million in each period, is primarily the result of an increase in minimum rent of $1.9 million related to the commencement of new leases and rollovers of existing tenants at higher rental rates and the resulting increase in straight-line rental revenue of $1.5 million. This increase was partially offset by a decrease from 93% to 92% in our weighted average occupancy.

Percentage rent revenue decreased for our Same Property Portfolio primarily due to tenants who had previously met percentage rent thresholds vacating their space, as well as the timing of notification that certain tenant sales thresholds have been met.

Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in common area maintenance expenses and real estate tax expenses and a slight increase in the recovery rates for common area maintenance expenses.  This increase was partially offset by a decrease in the recovery rate for real estate taxes primarily as a result of vacancies in anchor locations for which the prior tenants paid their tax bills directly to the taxing authority.

Other property revenue for our Same Property Portfolio decreased primarily due to a reduction in the timing of amounts received under various tax incentive agreements with local municipalities.

Property operating expenses for our Same Property Portfolio, excluding $0.5 million of lease buyout expense in 2003, increased primarily as a result of a $1.3 million increase in snow removal expense.

Real estate tax expense for our Same Property Portfolio increased primarily as a result of an increase in the real estate tax rate for our properties in Illinois and due to vacancies in anchor locations for which the prior tenants paid their tax bills directly to the taxing authority.

Interest and other income in the Total Portfolio increased primarily due to higher cash balances partially offset by lower average rates.

Interest expense in the Total Portfolio decreased due to lower average rates partially offset by an increase in mortgage loans payable as result of the assumption of debt from various property acquisitions in 2002 and 2003.

General and administrative expense in the Total Portfolio decreased primarily as a result of a $6.8 million charge incurred in 2002 related to the acceleration of vesting for restricted stock resulting from the Company’s initial public offering.  This decrease was partially offset by $4.1 million of additional stock based compensation in 2003, including a $1.7 million charge related to the departure of a former senior officer, as well increased corporate expenses, including compliance costs, associated with being a public company.

Comparison of the three-month period ended September 30, 2003 to the three-month period ended September 30, 2002.

The table below shows selected operating information for our total portfolio and the 148 properties acquired prior to July 1, 2002 that remained in the total portfolio through September 30, 2003, which constitute the Same Property Portfolio for the three months ended September 30, 2003 and 2002.  In addition, amounts included in the Same Property Portfolio do not include lease termination fee income and lease buyout expense (dollars in thousands):

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change

Revenue:
Rentals	$53,348	$53,141	$207	0.4%	$56,612	$53,498	$3,114	5.8%
Percentage rent	602	697	(95)	(13.6)%	602	697	(95)	(13.6)%
Recoveries	16,144	15,052	1,092	6.9%	16,639	15,052	1,587	10.5%
Other property	477	446	31	6.7%	479	446	33	7.4%
Total revenue	70,571	69,336	1,235	1.8%	74,332	69,693	4,639	6.7%
Expenses:
Property operating expenses	9,949	9,349	600	6.4%	10,784	9,349	1,435	15.3%
Real estate taxes	11,344	10,152	1,192	11.7%	11,654	10,152	1,502	14.8%
Net operating income	$49,278	$49,835	$(557)	(1.1)%
Add:
Interest and other income					21	24	(3)	(12.5)%
Deduct:
Depreciation and amortization					19,548	17,617	1,931	11.0%
Interest					17,303	16,963	340	2.0%
General and administrative					4,840	4,551	289	6.4%
Income before net gains					$10,224	$11,085	$(861)	(7.8)%

The increase in rental revenue for our Same Property Portfolio, excluding termination fee revenue of $0.4 million in each period, is primarily the result of an increase in minimum rent of $0.2 million related to the commencement of new leases and rollovers of existing tenants at higher rental rates and the resulting increase in straight-line rental revenue of $0.6 million. This increase was partially offset by a decrease from 93% to 92% in our weighted average occupancy.

Percentage rent revenue decreased for our Same Property Portfolio primarily due to the timing of notification that certain tenant sales thresholds have been met.

Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in common area maintenance expenses and real estate tax expenses and a slight increase in the recovery rates for common area maintenance expenses.  This increase was partially offset by a decrease in the recovery rate for real estate taxes primarily as a result of vacancies in anchor locations for which the prior tenants paid their tax bills directly to the taxing authority.

Property operating expenses for our Same Property Portfolio, excluding $0.5 million of lease buyout expense in 2003, increased primarily as a result of $0.4 million of increased repair and maintenance and landscaping expenses.

Real estate tax expense for our Same Property Portfolio increased primarily as a result of an increase in the tax rate for our properties in Illinois and due to vacancies in anchor locations for which the prior tenants paid their tax bills directly to the taxing authority.

The increase in interest and other income in the Total Portfolio are primarily due to higher cash balances partially offset by lower average rates.

Interest expense in the Total Portfolio increased due to an increase in mortgage loans payable as result of the assumption of debt from various property acquisitions in 2002 and 2003 partially offset by lower average rates.

General and administrative expense in the Total Portfolio increased primarily as a result of increased corporate expenses, including compliance costs, associated with being a public company.

Liquidity and Capital Resources

At September 30, 2003, we had $21.1 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

At September 30, 2003, we had $1.1 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.24% with an average maturity of 4.7 years. As of September 30, 2003, our market capitalization was $2.4 billion, resulting in a debt-to-total market capitalization ratio of approximately 45%.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit facility. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $92.7 million for the nine-month period ended September 30, 2003 from $90.2 million for the nine-month period ended September 30, 2002. The increase in cash flows from operations is primarily attributable to a $24.4 million increase in net operating income for the nine-month period ended September 30, 2003 partially offset by non-cash charges in the prior year of $8.9 million, net and a $11.4 million decrease in operating assets and liabilities.

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

As of September 30, 2003, the Company had 10 tenants that contributed approximately 0.9% of our annualized base rent for all leases in which tenants were in occupancy at September 30, 2003, operating under bankruptcy protection, the largest of which is Fleming Companies.  In addition, in October 2003, Bob’s Stores filed for bankruptcy, representing an additional 0.3% of annualized base rent for all leases in which tenants were in occupancy at September 30, 2003.

On April 1, 2003, Fleming Companies (“Fleming”) filed for bankruptcy protection.  As part of this bankruptcy, Fleming’s motion to reject leases at three of our 13 Fleming store locations was allowed by the Bankruptcy Court in April 2003.  The three rejected leases aggregated approximately 178,000 square feet and represented approximately 0.6% of total annualized base rent for all leases in which tenants were in occupancy on March 31, 2003.  In addition, in June 2003, leases at four of our store locations aggregating 234,000 square feet were assumed by Fleming and assigned to Roundy’s, Inc., as part of Roundy’s acquisition of Rainbow Foods.  We currently lease space to Fleming at six of our other shopping centers.  These six locations, all of which were physically occupied on September 30, 2003, represented approximately 0.7% of our total annualized base rent for all leases in which tenants were in occupancy on September 30, 2003.  Fleming originally filed a motion seeking Bankruptcy Court approval to sell its wholesale business to C&S Acquisition LLC (“C&S”) and to assume and assign certain real estate leases to C&S or a third party, which may have included some or all of the six remaining leases.  Fleming subsequently removed the six remaining leases from their motion.  Fleming has until March 31, 2004 to decide whether or not to reject the six remaining leases.

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

On January 22, 2002, Kmart Corporation filed for bankruptcy protection.  In connection with its bankruptcy reorganization, the bankruptcy court approved the rejection of leases at three of our twelve store locations.  These store closings totaled approximately 290,000 square feet and represented approximately 0.7% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2003.  On May 5, 2003, Kmart emerged from bankruptcy with no other store closings or lease terminations .

As a result of our bankrupt tenants, the Company has experienced slight declines in same store net operating income.  Any future bankruptcies of tenants in our portfolio, particularly major or anchor tenants, may have additional negative impact on our operating results.

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $6.3 million for the nine-month period ended September 30, 2003. We expect total maintenance capital expenditures to be approximately $2.4 million, or $0.09 per square foot, for the remainder of 2003. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space. We believe that our existing working capital and cash provided by operations will be sufficient to fund our maintenance capital expenditures for the next twelve months.

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

Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of September 30, 2003. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes and our line of credit facility.

Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

During the third quarter of 2003, we filed a shelf registration statement with the SEC with respect to the registration for future issuance and sale of up to $500 million of debt and/or equity securities.  To the extent that we issue any such securities in the future, we intend to use the proceeds from such issuance and sale for working capital and other purposes, including repaying existing indebtedness.

Commitments

We currently do not have any capital lease obligations or material operating lease commitments. The following table summarizes our repayment obligations under our indebtedness outstanding as of September 30, 2003 (in thousands):

	2003 (1)	2004	2005	2006	2007	Thereafter	Total (2)
Mortgage loans:

Miracle Hills Park	$20	3,594	—	—	—	—	$3,614
The Commons of Chancellor Park	96	12,374	—	—	—	—	12,470
Franklin Square	103	436	13,583	—	—	—	14,122
Williamson Square	81	337	10,831	—	—	—	11,249
Riverchase Village Shopping Center	74	310	9,764	—	—	—	10,148
Meridian Village Plaza	64	270	292	4,842	—	—	5,468
Spring Mall	27	109	120	8,021	—	—	8,277
Southport Centre	—	—	76	160	9,764	—	10,000
Innes Street Market	77	326	352	380	12,098	—	13,233
Southgate Shopping Center	24	101	110	119	2,166	—	2,520
Salem Consumer Square	100	425	471	520	576	8,724	10,816
St. Francis Plaza	41	176	191	207	225	243	1,083
8 shopping centers, cross collateralized	375	1,577	1,705	1,843	1,993	74,287	81,780
Montgomery Commons	16	71	79	86	94	7,536	7,882
Warminster Towne Center	37	233	258	281	305	19,010	20,124
Clocktower Place	28	108	121	132	144	12,162	12,695
545 Boylston St. and William J. McCarthy Bldg.	144	603	655	711	772	32,645	35,530
29 shopping centers, cross collateralized	568	2,276	2,520	2,728	2,955	227,261	238,308
Spradlin Farm	43	172	189	203	219	16,672	17,498
Bedford Grove	82	349	377	408	441	2,929	4,586
Berkshire Crossing	144	591	611	631	651	12,611	15,239
Grand Traverse Crossing	81	338	364	392	422	12,126	13,723
Salmon Run Plaza	69	292	319	349	381	3,609	5,019
Elk Park Center	65	275	298	322	346	7,279	8,585
Grand Traverse Crossing - Wal-Mart	37	154	166	180	193	4,620	5,350
Montgomery Towne Center	83	351	382	416	452	5,793	7,477
Bedford Grove - Wal-Mart	34	141	152	164	178	3,573	4,242
Berkshire Crossing - Home Depot/ Wal-Mart	53	221	239	258	278	5,842	6,891

Total mortgage loans	2,566	26,210	44,225	23,353	34,653	456,922	587,929

Unsecured notes	—	100,000	—	1,490	—	100,000	201,490
Line of credit facility	—	—	266,000	—	—	—	266,000

Total indebtedness	$2,566	126,210	310,225	24,843	34,653	556,922	$1,055,419

(1)                                    Represents the period from October 1, 2003 through December 31, 2003.

(2)                                  The aggregate repayment amount of $1,055,419 does not reflect the unamortized mortgage loan premiums of $6,641 related to the assumption of six mortgage loans with above-market contractual interest rates.

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

Line of Credit

The Company has entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Our two operating partnerships are the borrowers under the line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At September 30, 2003, $266 million was outstanding under the line of credit.

Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. The variable rate in effect at September 30, 2003, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.36%.

As of September 30, 2003, we were in compliance with all of the financial covenants under our unsecured credit facility. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

Bridge Loan

On October 16, 2003, in conjunction with the closing of five of the eight properties acquired from the Trademark Property Company, we incurred additional indebtedness in the form of a $60 million bridge loan.  This loan is required to be repaid on or before February 16, 2004, is subject to a 90-day extension, and bears interest and contains substantially identical terms to our existing line of credit.

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

The following tables reflect the calculation of Funds from Operations (in thousands):

	Nine months ended September 30,
	2003	2002 *

Net income	$30,557	$5,375
Add (deduct):
Depreciation and amortization (real estate-related)	57,315	51,783
Net gains on sales of real estate investments	(2,683)	(3,308)
Preferred stock distributions	—	(14,302)
Accretion of redeemable equity	—	(328)
Funds from Operations	$85,189	$39,220

	Three months ended September 30,
	2003	2002

Net income	$10,656	$11,661
Add (deduct):
Depreciation and amortization (real estate-related)	19,388	17,494
Net gains on sales of real estate investments	(1,874)	(1,934)
Funds from Operations	$28,170	$27,221

* Funds from operations for the nine-month period ended September 30, 2002 have been restated to exclude the $6.7 million loss on prepayment of debt, which was previously reported as an extraordinary item, from the reconciliation pursuant to the adoption of FASB No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in 2003.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may impact our future operating results.

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999. From June 1999 to April 2000, Mr. Cammarata served as Chairman and Chief Executive Officer of TJX Companies, Inc. Annualized base rent from the TJX represents approximately 5.2% of our total annualized base rent for all leases in which tenants were in occupancy at September 30, 2003. TJX pays us rent in accordance with 44 written leases at our properties.

Advisory Fee

The Prudential Insurance Company of America, our second largest stockholder, received advisory and other fees during the quarter ended June 30, 2002 totaling $3.4 million in connection with our IPO.

131 Dartmouth Street Joint Venture

In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by us. We were issued this interest as part of a management arrangement with this new entity pursuant to which we will manage the building. We have no ongoing capital contribution requirements with respect to this project, which was completed in January 2003. We expect that the first tenants will begin occupying a portion of this office building in October 2003. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the project through September 30, 2003.

During the quarter ended December 31, 2003, we expect to enter into an eleven-year lease with our joint venture with NETT for the lease of approximately 31,000 square feet of space at 131 Dartmouth Street and we expect to move our corporate headquarters to this space during the first quarter of 2004.  The terms of this lease are being negotiated on an arms-length basis.

Boston Office Lease

One of the properties contributed to us by Net Realty Holding Trust is our current headquarters building at 535 Boylston Street, Boston, Massachusetts. In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space in this office building to NETT for its Boston offices. Net Realty Holding Trust assigned this area to us as part of our formation. The current term of this lease expires on June 30, 2005 and under this lease, NETT pays us $648,000 per year in minimum rent.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 30, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

The following table presents our fixed rate debt obligations sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2003 (1)	2004	2005	2006	2007	2008+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$2,422	25,619	43,614	22,722	34,002	444,311	$572,690	7.55%
Variable rate	144	591	611	631	651	12,611	15,239	3.12%
Unsecured Debt:
Fixed rate		100,000		1,490		100,000	201,490	7.11%
Variable rate			266,000				266,000	2.16%
Total	$2,566	126,210	310,225	24,843	34,653	556,922	$1,055,419	6.24%

(1)                                  Represents the period from October 1, 2003 through December 31, 2003.

(2)                                  The aggregate repayment amount of $1,055,419 does not reflect the unamortized mortgage loan premiums of $6,641 related to the assumption of four mortgage loans with above-market contractual interest rates.

We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2003. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2003 in relation to total assets and our total market capitalization.

ITEM 4:                        Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company’s principal executive officer, principal financial officer, and other members of senior management have evaluated the design and operations of the disclosure controls and procedures of the Company.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  In addition, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

As we previously reported in our Annual Report on Form 10-K for 2002, a complaint was filed against us in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that we owe Mr. Donahue and his firm a fee of $24 million in connection with services he claims he performed on our behalf in connection with our acquisition of Bradley Real Estate, Inc.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1** Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2** Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith

(b)  Reports on Form 8-K

On August 4, 2003, the Company filed a Current Report on Form 8-K with respect to a press release it issued announcing its financial results for the fiscal quarter ended June 30, 2003.

On September 23, 2003, the Company filed a Current Report on Form 8-K with respect to a press release it issued announcing that it had entered into an agreement to acquire a portfolio of eight properties for approximately $160 million from Trademark Property Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Dated: November 14, 2003

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer