Form 10-Q/A
period 2003-09-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2003-12-12
CIK 1158265

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:

This Form 10-Q/A for the quarter ended September 30, 2003 amends and restates in its entirety the Company’s Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003.  This Form 10-Q/A is being filed solely to correct the typographical errors described below.

On page 18, the row “Net operating income” in the nine-month “Total Portfolio” table has been amended to include amounts previously inadvertently omitted.

On page 20, the row “Net operating income” in the three month “Total Portfolio” table has been amended to include amounts previously inadvertently omitted.

On page 20, the increase in same-property operating expenses attributable to increased repair and maintenance and landscaping expenses has been amended to read $0.3 million.

On page 29, the weighted average interest rate shown in the table for secured fixed-rate debt has been amended to read 7.88%.

On page 29, footnote 2 of the table has been amended to read six mortgage loans.

This amendment only reflects the changes discussed above.  All other information is unchanged and reflects the disclosures made at the time of the original filing on November 14, 2003.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO FORM 10-Q/A

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

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change

Revenue:
Rentals	$147,412	$144,377	$3,035	2.1%	$167,722	$152,676	$15,046	9.9%
Percentage rent	3,400	4,332	(932)	(21.5)%	3,496	4,332	(836)	(19.3)%
Recoveries	45,368	44,165	1,203	2.7%	49,280	46,079	3,201	6.9%
Other property	1,413	1,518	(105)	(6.9)%	1,435	1,533	(98)	(6.4)%
Total revenue	197,593	194,392	3,201	1.6%	221,933	204,620	17,313	8.5%
Expenses:
Property operating expenses	29,628	27,841	1,787	6.4%	32,546	28,667	3,879	13.5%
Real estate taxes	29,862	27,834	2,028	7.3%	32,400	29,471	2,929	9.9%
Net operating income	$138,103	$138,717	$(614)	(0.4)%	156,987	146,482	10,505	7.2%
Add:
Interest and other income					296	64	232	362.5%
Deduct:
Depreciation and amortization					57,772	52,135	5,637	10.8%
Interest					51,345	55,717	(4,372)	(7.8)%
General and administrative					16,153	18,201	(2,048)	(11.3)%
Loss on prepayment of debt					—	6,749	(6,749)	(100.0)%
Income before net gains (loss)					$32,013	$13,744	$18,269	132.9%

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

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change

Revenue:
Rentals	$53,348	$53,141	$207	0.4%	$56,612	$53,498	$3,114	5.8%
Percentage rent	602	697	(95)	(13.6)%	602	697	(95)	(13.6)%
Recoveries	16,144	15,052	1,092	6.9%	16,639	15,052	1,587	10.5%
Other property	477	446	31	6.7%	479	446	33	7.4%
Total revenue	70,571	69,336	1,235	1.8%	74,332	69,693	4,639	6.7%
Expenses:
Property operating expenses	9,949	9,349	600	6.4%	10,784	9,349	1,435	15.3%
Real estate taxes	11,344	10,152	1,192	11.7%	11,654	10,152	1,502	14.8%
Net operating income	$49,278	$49,835	$(557)	(1.1)%	51,894	50,192	1,702	3.4%
Add:
Interest and other income					21	24	(3)	(12.5)%
Deduct:
Depreciation and amortization					19,548	17,617	1,931	11.0%
Interest					17,303	16,963	340	2.0%
General and administrative					4,840	4,551	289	6.4%
Income before net gains					$10,224	$11,085	$(861)	(7.8)%

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

Property operating expenses for our Same Property Portfolio, excluding $0.5 million of lease buyout expense in 2003, increased primarily as a result of $0.3 million of increased repair and maintenance and landscaping expenses.

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

The following table presents our fixed rate debt obligations sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2003 (1)	2004	2005	2006	2007	2008+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$2,422	25,619	43,614	22,722	34,002	444,311	$572,690	7.88%
Variable rate	144	591	611	631	651	12,611	15,239	3.12%
Unsecured Debt:
Fixed rate		100,000		1,490		100,000	201,490	7.11%
Variable rate			266,000				266,000	2.16%
Total	$2,566	126,210	310,225	24,843	34,653	556,922	$1,055,419	6.24%

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
Dated: December 12, 2003

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer