Form 10-Q/A
period 2003-03-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2003-12-17
CIK 1158265

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

Explanatory Note:

This Form 10-Q/A for the quarter ended March 31, 2003 amends and restates in its entirety the Company's Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 12, 2003. This Form 10-Q/A is being filed solely to correct the typographical errors described below.

On page 16, the change in same-property operating expenses attributable to repair and maintenance expense has been amended to read $0.1 million.

On page 17, the percentage of annualized rent contributed by bankrupt tenants has been amended to read 2.0%

On page 26, Item 6 has been amended to include information with respect to Reports on Form 8-K filed during the quarter previously inadvertently omitted.

The certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14 and 15d-14 and 18 U.S.C. Section 1350 have been refiled as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

This amendment only reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on May 12, 2003.

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

Property operating expenses increased primarily as a result of a $1.4 million increase in snow removal expense, partially offset by a $ 0.1 million decrease in repair and maintenance expense.

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

As of March 31, 2003, the Company had 13 tenants that contributed approximately 2.0% of our annualized base rent for all leases in which tenants were in occupancy at March 31, 2003, operating under bankruptcy protection, the largest of which is Kmart Corporation.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1** Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2** Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1** Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith

(b)                                 Reports on Form 8-K

On January 17, 2003, the Company filed a Current Report on Form 8-K with respect to a press release it issued on January 15, 2003 regarding the estimated impact on the Company of the announcement by Kmart of its intention to close 326 additional store locations, including three of the Company's store locations.

On February 10, 2003, the Company filed a Current Report on Form 8-K with respect to a press release it issued announcing its financial results for the fiscal quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Dated: December 17, 2003

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw Senior Vice President, Chief Financial Officer and Treasurer