Form 10-K
period 2003-12-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2004-03-15
CIK 1158265

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31297

HERITAGE PROPERTY INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3474810 (I.R.S. Employer Identification No.)

131 Dartmouth Street
Boston, Massachusetts 02116
(Address, including zip code, of principal executive offices)
 Registrant's telephone number, including area code: (617) 247-2200

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.001 per share New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

As of June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $492.4 million.

As of March 8, 2004, the number of shares outstanding of the Registrant's common stock was 46,592,569.

Documents Incorporated by Reference

Portions of the proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III:

Part III: Items 10, 11, 12, 13 and 14 of this report.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

Item No.
PART I
Item 1:	Business
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote of Security Holders
PART II
Item 5:	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6:	Selected Financial Data
Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7a:	Quantitative and Qualitative Disclosures About Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
PART III
Item 10:	Directors and Executive Officers of the Registrant
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management
Item 13:	Certain Relationships and Related Party Transactions
Item 14:	Principal Accounting Fees and Services
PART IV
Item 15:	Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Heritage Property Investment Trust, Inc. ("Heritage" or the "Company"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company's actual results to differ significantly from those expressed in any forward-looking statement. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company's control and which could materially affect actual results and therefore should not be relied upon. The factors that could cause actual results to differ materially from current expectations are discussed under "Item 1—Business—Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on those statements.

Item 1: Business

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or "REIT." We are a Maryland corporation and one of the nation's largest owners of neighborhood and community shopping centers. We acquire, own, manage, lease and redevelop primarily grocer-anchored neighborhood and community shopping centers located predominately in the Eastern and Midwestern United States. In 2003, we expanded our operations to include the Southwestern United States with our Trademark Portfolio Acquisition described below. As of December 31, 2003, we had a shopping center portfolio consisting of 162 shopping centers, located in 29 states and totaling approximately 32.7 million square feet of total gross leasable area ("GLA"), of which approximately 27.5 million square feet was Company-owned GLA. Our shopping center portfolio was 92.0% leased as of December 31, 2003.

        We are headquartered in Boston, Massachusetts and have sixteen regional offices located in the Eastern, Midwestern, and Southwestern United States. We also own four office buildings.

        Heritage Property Investment Limited Partnership ("Heritage OP") and Bradley Operating Limited Partnership ("Bradley OP") are subsidiaries through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of December 31, 2003, the Company owned directly or indirectly all of the ownership interests in the Heritage OP and approximately 99% of the voting interests in the Bradley OP, and is the sole general partner of Heritage OP and Bradley OP. This structure is commonly referred to as an umbrella partnership REIT or UPREIT.

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

2003 Highlights and Recent Developments

Trademark Portfolio Acquisition

        During the fourth quarter of 2003, we completed the acquisition of a portfolio of eight properties from Trademark Property Company (the "Trademark Portfolio Acquisition"). These eight properties are located primarily in the Dallas/Ft. Worth and Houston areas and comprise 1.2 million aggregate square feet of Company-owned GLA. Five of these properties, all of which were unencumbered, were acquired in October 2003 for $96 million, and funded through a $60 million bridge loan with a primary term of 120 days and borrowings under our line of credit. The remaining three properties were acquired in November 2003 for $67 million, and funded through the assumption of mortgage debt with an estimated fair market value of $41 million and borrowings under our line of credit.

Issuance of Public Equity

        In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares, including the Underwriter's over-allotment of 432,736 shares, at a net price of $28.27 per share. The net proceeds of $111 million from this offering were used to repay indebtedness, including the $60 million bridge loan incurred in connection with the Trademark Portfolio Acquisition. The Company's two largest stockholders at the time, Net Realty Holding Trust, a subsidiary of The New England Teamsters and Trucking Industry Pension Fund ("NETT"), and the Prudential Insurance Company of America ("Prudential"), also took part in the offering. Prudential sold approximately $61 million of our stock in the offering, reducing its ownership percentage in the Company to approximately 6.6%. In addition, NETT exercised its contractual preemptive right and purchased approximately 40%, or $44 million of the shares we sold in the offering.

Bridge Loan

        On October 16, 2003, in conjunction with the closing of the Trademark Portfolio Acquisition, we incurred additional indebtedness in the form of a $60 million bridge loan from Fleet National Bank, the administrative agent of our existing line of credit. This loan was scheduled to mature on February 16, 2004, subject to a 90-day extension, and bore interest and contained substantially identical terms to our line of credit. In December 2003, we repaid this bridge loan in full with a portion of the proceeds of our secondary public offering.

Shelf Registration Statement

        During October 2003, we filed a shelf registration statement on Form S-3 for up to $500 million of debt securities, preferred stock, common stock and common stock warrants. This shelf registration statement will permit us to utilize the public debt and equity markets as a principal source of capital for our expansion and other needs. As of March 8, 2004, taking into account our secondary public offering described above, we had approximately $389 million available for issuance under this shelf registration statement.

Expansion of Shopping Center Portfolio

        During 2003, including the Trademark Portfolio Acquisition, we expanded our shopping center portfolio by acquiring eleven properties aggregating 2.1 million square feet of GLA, of which 1.7 million square feet was Company-owned. The aggregate investment for the eleven properties was $224.2 million and these acquisitions were funded through borrowings under our line of credit, the assumption of mortgage debt, and the bridge loan noted above.

Disposition of Non-Core Assets

        During 2003, we also completed the disposition of ten single tenant properties and one shopping center property. The net proceeds from these dispositions was $15.5 million, resulting in a gain of $2.7 million. The proceeds from these sales were used to partially repay our line of credit. The sale of these properties was consistent with our policy to sell non-core assets and redeploy the capital into the acquisition of primarily grocer-anchored shopping centers.

Rating Agency Coverage

        Fitch initiated coverage on the Company with an investment grade rating of BBB-/stable in December 2003. This rating adds to the rating of BBB-/stable from Standard & Poors and Baa3/stable from Moody's.

Payment of Dividends

        During 2003, our first full year as a public company, we paid aggregate dividends on our common stock of $2.10 per share.

Redemption of Series B Preferred Operating Partnership Units

        On February 23, 2004, we redeemed all outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of Bradley Operating Limited Partnership, one of our subsidiary operating partnerships. All 2,000,000 of the outstanding Series B Preferred Units were redeemed at a redemption price of $25.00 per unit, plus approximately $0.3266 of accrued and unpaid distributions, for an aggregate redemption price of approximately $25.3266 per unit. There were no unamortized issuance costs associated with the Series B Preferred Units, therefore, we did not incur a charge in connection with this redemption.

Long Meadow Commons Acquisition

        In February 2004, we announced that we had entered into an agreement to acquire Long Meadow Commons, a 119,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) for approximately $19 million. The property, which is 96% leased, is anchored by Dominick's Finer Foods (a subsidiary of Safeway). The acquisition is expected to be completed in the second quarter of 2004 and is subject to customary closing conditions. We anticipate that we will fund the acquisition through the assumption of mortgage indebtedness and borrowings under our line of credit.

Board of Director Changes

        In February 2004, our Board of Directors elected Michael J. Joyce to join the Board effective in June 2004, following his retirement as an active partner from the public accounting firm, Deloitte & Touche LLP. Mr. Joyce is currently the New England Managing Partner of Deloitte. Mr. Joyce joined the predecessor firm of Deloitte in 1967 and became an accounting and auditing partner in 1975. Upon joining the Board, Mr. Joyce will serve on the Audit Committee and be designated as the Board's "audit committee financial expert."

        In addition to Mr. Joyce's election to the Board, Paul V. Walsh, a director since March 2002, and Robert M. Falzon, a director since September 2000, each stepped down as of December 31, 2003.

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

  •
  Maximizing cash flow from our properties by continuing to enhance the operating performance of each property.  We manage our properties through a centralized property management and leasing program, which enables us to achieve operating, marketing and leasing efficiencies. We aggressively lease currently available space and space that becomes available, both to existing and new tenants. During 2003, we signed new leases and renewals of leases on 2.9 million square feet of space at an average base rental rate increase of 5.2% over the expired rates on a cash basis. As of December 31, 2003, leases on 1.9 million square feet of space were scheduled to expire in 2004, representing 6.9% of our total portfolio GLA.

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

  •
  Pursuing opportunities to acquire primarily grocer-anchored neighborhood and community shopping centers.  We utilize our knowledge of key markets to pursue opportunistic acquisitions of primarily grocer-anchored shopping centers with a multi-anchored focus. We seek to establish a firm market presence by owning multiple properties in an area and employ a dual strategy that focuses our acquisition activities primarily in the top 50 Metropolitan Statistical Areas ("MSA's"). First, we target properties in geographic areas proximate to our existing shopping centers located in 29 states, which allows us to maximize our current resources and manage expenses. Second, we explore opportunities to expand into other geographic markets where the opportunity presented is a sizable portfolio that will allow us to reach an economy of scale.    Our senior management team has developed long-standing relationships with institutional and other owners and operators of shopping center properties and has built a national broker network. These efforts have enhanced our ability to identify and capitalize on acquisition opportunities.

Our Competitive Strengths

        We seek to implement our strategy in a number of ways, including by our:

  •
  Grocer-anchored neighborhood and community shopping center focus.  As of December 31, 2003, approximately 75% of our centers were grocer-anchored and these centers accounted for approximately 71% of our total net operating income for the year. Grocers are, in our experience, more resistant to economic downturns by the nature of their business and generate continuous consumer traffic to our centers. This traffic enhances the quality and appeal of our centers and benefits our other tenants.

  •
  Multi-anchored focus.  Our shopping centers have an average of 2.7 anchor tenants. We consider an anchor tenant to be a tenant that occupies at least 15,000 square feet at one of our centers. In our experience, multiple anchors attract greater consumer flow through the entire shopping center and add to the economic stability of our shopping centers as a whole.

  •
  Diverse tenant base.  No single tenant currently represents more than approximately 5.2% of our annualized base rental revenue. As of December 31, 2003, we had approximately 3,300 separate leases with various tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores and a great variety of other regional and local retailers. We believe that this diversity of tenants will enable us to generate more stable cash flows over time.

  •
  Geographic diversification.  Our properties are located in 29 states, primarily in the Eastern and Midwestern United States. As of December 31, 2003, the five largest concentrations of properties in our total portfolio, based on total annualized base rent, were located in Illinois, North Carolina, Minnesota, New York and Indiana, representing 12.0%, 10.3%, 9.6%, 7.4% and 7.2% respectively. We believe that geographic diversity helps mitigate the risks associated with localized economic downturns.

  •
  Attractive locations with strong market demographics.  The average population within a three-mile radius of our properties is approximately 65,000 and the average annual household income in such areas is $63,000, based upon 2000 census data provided by Applied Geographic Solutions. We believe these strong market demographics provide our properties with a consistent supply of shoppers who exhibit strong demand for goods and services.

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

Financing Strategy

        Our financing strategy is to maintain a strong financial position by maintaining a prudent level of leverage and managing our variable interest rate exposure. We have accomplished this by being flexible in selecting the best means available of financing our operations and growth, including accessing the public equity markets.

        In April 2002, we completed our initial public offering and sold 14,080,556 shares of our common stock at a price of $25.00 per share resulting in net proceeds to us of $323 million. We used the net proceeds of our initial public offering to reduce our indebtedness.

        In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share resulting in net proceeds to us of $111 million. We used the net proceeds to repay indebtedness, including the $60 million bridge loan incurred in connection with the Trademark Portfolio Acquisition.

        At December 31, 2003, we had approximately $1.1 billion of indebtedness consisting of a combination of our unsecured line of credit, unsecured notes issued by one of our operating partnerships and mortgage indebtedness. This indebtedness has a weighted average interest rate of

6.24% with an average maturity of 4.6 years. As of December 31, 2003, our market capitalization was $2.5 billion, resulting in a debt-to-total market capitalization ratio of approximately 43.5%.

        We have a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Our two operating partnerships are the borrowers under this line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At December 31, 2003, $243 million was outstanding under the line of credit.

        In October, 2003, in conjunction with the closing of the Trademark Portfolio Acquisition, we incurred additional indebtedness in the form of a $60 million bridge loan from Fleet National Bank, the administrative agent of our line of credit. This loan was scheduled to mature on February 16, 2004, subject to a 90-day extension, and bore interest and contained substantially identical terms to our line of credit. In December 2003, we repaid this bridge loan in full with a portion of the proceeds of our secondary public offering.

        We intend to finance future growth with the most advantageous source of capital available. These sources may include selling common stock, preferred stock or debt securities through public offerings or private offerings, incurring or assuming additional indebtedness through secured or unsecured borrowings, issuing units of limited partnership interests of one of our operating partnerships in exchange for contributed property, and reinvesting proceeds from the disposition of properties. In addition, we may enter into joint ventures with institutions or developers to acquire properties or portfolios, reducing the amount of capital required by us to make those investments.

        During October 2003, we filed a shelf registration statement on Form S-3 for up to $500 million of debt securities, preferred stock, common stock and common stock warrants. This shelf registration statement will permit us to utilize the public debt and equity markets as a principal source of capital for our expansion and other needs. As of March 8, 2004, taking into account our secondary public offering described above, we had approximately $389 million available for issuance under this shelf registration statement.

        We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements, consisting primarily of funds necessary for operating expenses and other property expenditures, recurring maintenance capital expenditures, interest expense and scheduled principal payments on outstanding indebtedness and future distributions to our stockholders. In addition, we believe that our existing working capital, cash provided by operations, secured and unsecured indebtedness, our line of credit and equity capital will continue to be available to us in the future to fund our long-term liquidity requirements consisting primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue.

Growth Strategy

Acquisitions

        We target grocer-anchored, open-air neighborhood and community shopping centers generally containing greater than 100,000 square feet of GLA. In particular, we focus on those shopping centers anchored by market-leading grocers or those regional operators who have dominant positions in their trade areas. In addition, we focus on the presence of, or the ability to add, other additional anchor(s) for these centers, including electronics, home improvement, off-price retailers, office superstores, and fabric and clothing retailers, all of whom we believe to be generally beneficial to the value of the center. In addition to those anchors, we also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, video stores, restaurants, and apparel and specialty shops. We seek a convenient and easily accessible location with abundant parking close to residential communities, with excellent visibility for our tenants and easy access for neighborhood shoppers.

        With respect to our geographical focus, historically, our acquisition activities were focused primarily in the Eastern and Midwestern United States. We seek to establish a significant market presence by owning multiple properties in an area. As our portfolio has grown, we have employed and will, in the future, continue to employ, a dual strategy that focuses our acquisition activities primarily in the top 50 MSA's. The first part of our strategy is to target properties in geographic areas proximate to our existing neighborhood and community shopping centers, which allows us to maximize our current resources and manage expenses. During 2003, we acquired three shopping centers in transactions that fit this model.

        The second part of our strategy is to explore opportunities to expand into other geographic markets where the opportunity presented is a sizable portfolio that will allow us to reach an economy of scale. In 2003, we capitalized on just such an opportunity when we entered the Texas marketplace for the first time through our Trademark Portfolio Acquisition, consisting of eight properties. In connection with this transaction, we also established a regional office in Dallas, Texas, which will facilitate future growth in Texas. We anticipate that we will use this transaction to further expand in the Southwestern United States marketplace in the future.

        We will continue to evaluate all potential acquisitions on a property-by-property and market-by-market basis. We evaluate each market based on similar criteria, including: stable or growing population base; positive job growth; diverse economy, and other competitive factors. In the future, we may also pursue joint venture arrangements with third party developers and/or institutional investors. These joint ventures would provide us with greater access to potential acquisitions and alternative sources of capital to fund acquisitions.

Dispositions

        We generally hold our properties for investment and the production of rental income and not for sale to buyers in the ordinary course of our business. However, we continually analyze each asset in our portfolio and will consider those properties that might be sold or exchanged for optimal sale prices or exchange values, given prevailing market conditions and the particular characteristics of each property. In the future, we may dispose of properties that are not a strategic fit within our overall portfolio.

In-House Leasing and Property Management Program

        We believe that effective leasing is the key to successful asset management. We maintain close relationships with our tenants, properties and markets by maintaining 16 regional offices in addition to our corporate headquarters in Boston. A majority of these offices are staffed with leasing representatives. Our primary goal is for each leasing representative to become an expert in his or her marketplace by becoming familiar with current tenants as well as potential local, regional and national tenants who would complement our current tenant mix. The renewal and replacement of tenants is critical to our leasing and management performance.

        Our full time property managers are located throughout our regional offices, which make them easily accessible to our properties. This enables our managers to remain in frequent contact with our tenants to ensure the proper maintenance of our properties. We periodically renovate and improve our properties in order to keep them in top condition to enable us to attract and retain our tenants.

        Our leasing and property management functions are supervised and administered by our senior officers at our Boston headquarters. Corporate management, leasing and property management personnel regularly visit all of our properties to support our regional personnel and to ensure implementation of our policies and directives.

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

        We encounter competition for acquisitions of existing income-producing properties. We also face competition in leasing available space at our properties to prospective tenants. The actual competition for tenants varies depending upon the characteristics of each local market in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, and the presence of anchor tenants and maintenance of properties.

Employees

        At December 31, 2003, we had 140 total employees. Our employees included 29 leasing and support personnel, 52 property management and support personnel, 8 legal and support personnel, and 51 corporate management and support personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

        A copy of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on the Internet at our website www.heritagerealty.com as soon as reasonably practicable after we electronically file those reports with, or furnish those reports to, the Securities and Exchange Commission. The information contained on our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document. We will also furnish copies of those reports free of charge upon written request to our Investor Relations department at the following address:

  Heritage Property Investment Trust, Inc.
  Investor Relations
  131 Dartmouth Street
  Boston, MA 02116
  (617) 247-2200

Corporate Governance

        During 2003, we implemented several corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the recently adopted New York Stock Exchange corporate governance listing standards, including the following:

  •
  Our board confirmed that a majority of our directors are "independent" within the meaning of the applicable rules and regulations of the Securities and Exchange Commission and New York Stock Exchange;

  •
  Our board elected Robert J. Watson as "Lead Director" to serve as the lead independent director on our board;

  •
  Our board elected Michael J. Joyce to join the Board effective in June 2004, following his retirement as an active partner from the public accounting firm, Deloitte & Touche LLP, and determined that Mr. Joyce qualifies as an "audit committee financial expert" as such term is defined under the applicable rules and regulations of the SEC and New York Stock Exchange;

  •
  Our board established a Policy on Complaints of Accounting, Internal Accounting Controls and Auditing Matters, which sets forth the procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

  •
  Our board adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. This Code will be available on our website prior to our 2004 Annual Meeting of Stockholders. We intend to disclose on our website any amendment to, or waiver of, any provision of this Code applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange;

  •
  Our board established and adopted new charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees. Each committee is comprised of three (3) independent directors;

  •
  Our board adopted Corporate Governance Guidelines, which require, among other things, that the Audit, Compensation, Nominating and Corporate Governance Committees be comprised of solely independent directors, that regular meetings of the independent directors be held and that the board and the committees conduct annual evaluations; and

  •
  Copies of our Code of Business Conduct and Ethics, Policy on Complaints, the new charters for the Audit, Compensation, Nominating and Corporate Governance Committees and the Corporate Governance Guidelines will be available on our website at http://www.heritagerealty.com under the heading "Corporate Governance" prior to our 2004 Annual Meeting of Stockholders. Copies of these materials are available in print to any stockholder upon written request addressed to Investor Relations, Heritage Property Investment Trust, Inc., 131 Dartmouth Street Boston, MA 02116.

Risk Factors

        An investment in our common stock involves significant risks, which should be considered in addition to other information set forth elsewhere in this Form 10-K.

Adverse market conditions affect our results of operations.

        The economic performance and value of our real estate assets is subject to all of the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. Our properties currently are located in 29 states, primarily in the East and the Midwest. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn generally or in one of these industry sectors may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may impact the ability of our tenants to make lease payments. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be significantly harmed.

Downturns or changes in the retailing industry will have a direct impact on our performance.

        Our properties consist of neighborhood and community shopping centers. Our performance, therefore, is linked to economic conditions in the market for retail space generally. The market for retail space has been, and could in the future be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the increasing market strength of Wal-Mart, including its continued growth as a grocer, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. To the extent that any of these conditions occur or continue, they are likely to impact market rents for retail space.

A downturn in our tenants' businesses, tenant bankruptcies, leasing delays we encounter, particularly with respect to our anchor tenants, will affect our ability to collect balances due from tenants and would seriously harm our operating results.

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

        If any of our anchor tenants becomes insolvent, suffers a downturn in business, or decides not to renew its lease or vacates a space at a property and prevents us from re-leasing that space by continuing to pay base rent for the balance of the term, it may seriously harm our business. As of December 31, 2003, we had nine tenants operating under bankruptcy protection. The leases directly impacted by these bankruptcy filings totaled approximately 0.9% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2003. In addition, subsequent to December 31, 2003, four additional tenants, representing 0.5% of our annualized base rent, filed for bankruptcy protection. As a result of our bankrupt tenants, we have experienced declines in same store net operating income.

        Any bankruptcy filings by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant, the lease guarantor or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a tenant assumes the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, which may harm our financial condition.

Certain provisions of our leases with our tenants may harm our operating performance.

        We have entered into leases with our tenants that allow the tenant to terminate their lease or to pay reduced rent from us if an anchor tenant in the same shopping center terminates its lease with us or fails to occupy the premises. In that event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease, which would reduce the income generated by that retail center. A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.

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

We face considerable competition in the leasing market and may not be able to renew leases or re-let space as leases expire.

        We face competition from similar retail centers within the trade areas of each of our centers when renewing leases or releasing space as leases expire. In addition, any new competitive properties that are developed within the trade areas of our existing properties may result in increased competition. Even if our tenants do re-new or we are successful in re-letting space, it is possible that the terms of renewal or re-letting may be less favorable than existing lease terms. For example, increased competition for tenants may require us to make capital improvements to properties which we would not have otherwise planned to make. Any unbudgeted capital expenditures we undertake may divert cash that would otherwise be available for distributions to stockholders. Ultimately, to the extent we are unable to renew leases or re-lease space as leases expire, cash flow from tenants would be decreased resulting in lower operating results.

We face increasing competition in the acquisition of additional real estate properties and other assets.

        We face competition in making acquisitions of additional real estate properties and other assets. Integral to our business strategy is our ability to expand through acquisitions, which requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are comparable with our growth strategy. We compete with many other entities engaged in real estate investment activities for acquisitions of retail shopping centers, including institutional pension funds, other REITs and other owner-operators of shopping centers. These competitors may drive up the price we must pay for the real estate properties, other assets and other companies we seek to acquire, or may succeed in acquiring those companies or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, during 2003, the number of entities and the amount of funds competing for suitable investment properties continued to increase. This resulted in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced.

Future acquisitions of properties may not yield the results we expect.

        We intend to continue acquiring shopping centers. We face the risk that newly acquired properties may fail to perform as we anticipate. For instance, acquired properties may not perform as well as we anticipate because of changes in demand for retail space that negatively impact our ability to renew leases or re-let space. In addition, our management may underestimate the costs necessary to integrate acquired properties within our portfolio.

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

We have over $1.1 billion of debt, a portion of which is variable rate debt, which may impede our business and operating performance.

        We have over $1.1 billion of outstanding indebtedness, approximately $258 million of which bears interest at a variable rate, and we have the ability to borrow $107 million of additional variable rate debt under our line of credit. Increases in interest rates on our existing indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions. For example, if market rates of interest on our variable rate debt outstanding at December 31, 2003 increase by 10%, or 23 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.6 million annually.

        As we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. In particular, we have outstanding indebtedness that will require principal amortization and balloon payments of $127 million in 2004. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity and that we will have to borrow additional funds to make these payments. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, which would adversely affect our operating results.

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

        Costs associated with complying with laws and changes in laws may adversely affect our financial condition and operating results. We have incurred increases in expenses as a result of regulatory changes and the costs of compliance at the corporate level associated with becoming and maintaining our status as a public company. These expenses are generally not passed through to our tenants under our leases. As a result, these increased expenses may adversely affect our cash flow and our ability to service our debt and make distributions to our stockholders.

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

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in, or released from its property. We currently have approximately 18 properties in our portfolio that are undergoing or have been identified as requiring some form of remediation to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our experience with properties in our portfolio, we believe the cost of remediation for contamination resulting from dry-cleaning pollutants will range from approximately $15,000 to $450,000 per property, and the cost of remediation for contamination from gasoline pollutants will range from approximately $15,000 to $100,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property.

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

        Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to complete the sale of a property.

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

        The interest of our existing security holders could be diluted if additional equity securities are issued to finance future acquisition and other working capital needs as an alternative to incurring additional indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

Our largest stockholder owns approximately 42% of our common stock, exercises significant control of our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

        Our largest stockholder, Net Realty Holding Trust, a wholly-owned subsidiary of NETT, owns approximately 42% of the outstanding shares of our common stock and has the right to nominate four of our directors. Accordingly, Net Realty Holding Trust is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors, and the determination of our day-to-day corporate and management policies. In addition, Net Realty Holding Trust is able to exercise significant control over the outcome of any proposed merger or consolidation of our company under Maryland law. Net Realty Holding Trust's ownership interest in our company may discourage third parties from seeking to acquire control of our company, which may adversely affect the market price of our common stock.

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

Item 2: Properties

Shopping Centers

        As of December 31, 2003, we had a shopping center portfolio consisting of 162 shopping centers, located in 29 states and totaling approximately 32.7 million square feet of total GLA, of which approximately 27.5 million square feet is company-owned GLA. Our shopping center portfolio was approximately 92.0% leased as of December 31, 2003. We believe that our shopping center properties are adequately covered by insurance.

        In February 2004, we announced that we entered into an agreement to acquire Long Meadow Commons, a 119,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) for approximately $19 million. The property, which is 96% leased, is anchored by Dominick's Finer Foods (a subsidiary of Safeway). The acquisition is expected to be completed in the first quarter of 2004 and is subject to customary closing conditions. We anticipate that we will fund this acquisition through the assumption of mortgage indebtedness and borrowings under our line of credit.

Other Properties

        As of December 31, 2003, the Company owned four office buildings, two in New York and two in Boston, totaling 281,000 square feet. We believe that our office buildings are adequately covered by insurance.

        On January 9, 2004, we entered into an agreement to sell one of our office buildings, the Fortune Office Building, located in New York, for a purchase price of $7.7 million. We expect that this transaction will be completed during the second quarter of 2004. We are not actively attempting to sell any of our remaining office buildings at this time.

Offices

        In February 2004, we moved our corporate headquarters from 535 Boylston Street, Boston, Massachusetts to 131 Dartmouth Street, Boston, Massachusetts, a new office building located in the Back Bay constructed and owned by a joint venture that we entered into with our largest stockholder. We lease our new corporate headquarters space from the joint venture. Under this lease, which contains a term of eleven years, we lease approximately 31,000 square feet. We will begin to pay rent under this lease in February 2005.

        In addition, we also manage our properties through 16 regional offices, strategically located throughout our portfolio states. We own 15 of our 16 regional offices, some of which are located in our shopping center properties. We believe that our current and anticipated facilities are adequate for our present and future operations.

        The following tables provide information about our properties, our tenants and lease expirations.

Property Name and Location	Year Built/ Renovated(1)	% Leased as of 12/31/2003	Company- Owned GLA(2)	Total GLA(3)	Anchor SF(4)	Anchors(5)	Annualized Base Rent(6)	Annualized Base Rent/Sq. Ft.(7)
Shopping Centers:
Alabama
Montgomery Commons	1999	94%	95,300	299,050	257,550	Super Wal-Mart (Non-Owned) Marshalls Michaels	$956,739	$10.04
Montgomery Towne Center	1996	98%	176,361	266,895	225,415	Winn Dixie Supermarket (Non-Owned) Bed, Bath & Beyond Circuit City Carmike Cinemas (Non-Owned) Just for Feet Barnes & Noble Office Max	$2,166,627	$12.29
Riverchase Village SC	1994	93%	178,511	190,611	128,225	Bruno's Supermarket Best Buy Barnes & Noble	$1,747,985	$9.79
Connecticut
Torrington Plaza	1963/1994	91%	125,730	132,930	42,037	TJ Maxx Staples	$1,194,167	$9.50
Florida
Barton Commons	1989	42%	215,049	218,049	52,039	Bealls Dept. Store Bealls Outlet	$606,409	$2.82
Naples Shopping Center	1962/1997	99%	198,904	202,404	162,486	Publix Supermarket Marshalls Linens N Things Office Depot Books A Million	$1,956,661	$9.84
Park Shore Shopping Center	1973/1993	100%	231,830	240,330	188,180	Fresh Market K-Mart Rhodes Furniture Homegoods Sound Advice	$1,890,994	$8.16

Shoppers Haven Shopping Center	1959/1998	76%	207,049	207,049	88,404	Winn Dixie Supermarket Walgreens Bealls Outlet	$1,639,549	$7.92
Venetian Isle Shopping Center(8)	1959/1992	100%	183,467	186,967	111,831	Publix Supermarket TJ Maxx Linens 'N Things PetsMart	$1,760,475	$9.60
Georgia
Shenandoah Plaza	1987	100%	141,072	144,072	113,922	Ingles Market Wal-Mart/Big Lots/ACS	$710,513	$5.04
Illinois
Bartonville Square	1972	100%	61,678	61,678	41,824	Kroger Supermarket	$290,342	$4.71
Butterfield Square	1997	100%	106,767	121,370	51,677	Sunset Foods	$1,502,629	$14.07
The Commons of Chicago Ridge	1992/1999	100%	324,080	324,080	263,589	Home Depot Office Depot Marshalls Pep Boys (Ground Lease) Old Navy X Sport Fitness Michaels	$3,677,300	$11.35
The Commons of Crystal Lake	1995/1998	96%	273,060	365,335	210,569	Jewel Foods/Osco Drugs Marshalls Toys R Us Hobby Lobby (Non-Owned)	$3,117,087	$11.42
Crossroads Centre	1975/1988	98%	242,470	247,970	129,468	Malan Realty Investors, Inc./Hobby Lobby (Ground Lease) TJ Maxx	$1,625,510	$6.70

Fairhills Shopping Center	1971/1989	79%	107,614	117,714	49,330	Jewel Foods/Osco Drugs	$553,672	$5.14
Heritage Square	1992	98%	210,852	210,852	164,706	Circuit City Carson Furniture Gallery DSW Shoe Warehouse Rhodes Furniture	$2,589,184	$12.28
High Point Centre	1988	96%	240,002	240,002	141,068	Cub Foods Office Depot Babies R Us Big Lots	$2,365,916	$9.86
Parkway Pointe	1996	100%	38,737	222,037	179,300	Wal-Mart (Non-Owned) Target (Non-Owned) Party Tree (Non-Owned)	$510,209	$13.17
Rivercrest	1992/1999	100%	488,680	847,635	711,859	Dominick's Supermarket Best Buy PetsMart TJ Maxx Kimco Realty Corp./K-Mart Sears OfficeMax Hollywood Park Target (Non-Owned) Kohl's (Non-Owned) Menards (Non-Owned) Sony Theaters (Non-Owned)	$4,384,220	$8.97
Rollins Crossing	1995/1998	100%	150,576	344,696	283,704	Super K-Mart (Non-Owned) Sears Paint & Hardware Regal Cinema (Ground Lease)	$973,461	$6.46

Sangamon Center North	1970/1996	98%	139,907	151,107	79,257	Schnuck's Supermarket U.S. Post Office	$1,120,653	$8.01
Sheridan Village	1954/1995	91%	303,896	303,896	177,409	Bergner's Dept Store Cohen's Furniture Co.	$2,272,727	$7.48
Sterling Bazaar	1992	95%	84,535	84,535	52,337	Kroger Supermarket	$763,116	$9.03
Twin Oaks Centre	1991	96%	98,197	98,197	59,682	Hy-Vee Supermarket	$696,272	$7.09
Wardcliffe Shopping Center	1976/1977	89%	67,681	67,681	48,341	CVS Big Lots	$331,693	$4.90
Westview Center	1992	75%	326,072	416,872	184,265	Cub Foods Marshalls Value City Dept. Store (Non-Owned) Fashion Bug	$2,564,558	$7.87
Indiana
Apple Glen Crossing	2001/2002	97%	150,446	440,987	384,426	Super Wal-Mart (Non-Owned) Kohl's (Non-Owned) Dick's Sporting Goods Best Buy (Ground Lease) PetsMart	$1,758,768	$11.69
County Line Mall	1976/1991	91%	265,596	268,396	213,950	Kroger Supermarket OfficeMax Old Time Pottery Sofa Express	$1,468,216	$5.53
Double Tree Plaza	1996	100%	98,342	110,342	49,773	Amelia's Supermarket	$758,815	$7.72
Germantown Shopping Center	1985	72%	230,640	237,840	114,905	Beuhlers Supermarket Elder Beerman Dept Store Peebles Dept Store	$1,078,200	$4.67

King's Plaza	1965	87%	102,788	104,888	60,200	Cub Foods	$424,644	$4.13
Lincoln Plaza	1968	86%	95,814	95,814	39,104	Kroger Supermarket	$636,918	$6.65
Martin's Bittersweet Plaza	1992	99%	78,245	81,255	61,079	Martin's Supermarket Osco Drug	$539,676	$6.90
Meridian Village	1990	98%	130,772	130,772	65,030	O'Malia's Supermarket Godby Home Furnishings	$1,283,938	$9.82
Rivergate Shopping Center	1982	94%	133,086	137,486	108,086	Super Foods Wal-Mart	$504,524	$3.79
Sagamore Park Centre	1982	95%	118,436	118,436	66,063	Payless Supermarket	$945,946	$7.99
Speedway SuperCenter	1960/1998	91%	569,879	569,879	252,624	Kroger Supermarket AJ Wright Kohl's Sears Factory Card Outlet Old Navy Petco	$4,710,831	$8.27
The Village	1950	79%	312,187	314,987	98,025	US Factory Outlet AJ Wright Ind. Dept of Employment	$1,726,131	$5.53
Washington Lawndale Commons	1957/1993	81%	331,912	331,912	168,409	Stein Mart Dunham's Sporting Goods Gensic's Furniture House Jo-Ann Fabrics Books A Million Big Lots	$1,740,768	$5.24
Iowa
Burlington Plaza West	1989	28%	88,118	92,118	N/A	N/A	$216,788	$2.46
Davenport Retail Center	1996	100%	62,588	229,588	214,433	Staples PetsMart Super Target (Non-Owned)	$645,534	$10.31

Kimberly West	1987/1997	86%	113,713	116,513	76,896	Hy-Vee Supermarket	$596,780	$5.25
Parkwood Plaza	1992	40%	126,369	126,369	N/A	N/A	$401,110	$3.17
Southgate Shopping Center	1972/1996	86%	155,399	155,399	102,065	Hy-Vee Supermarket Big Lots	$483,179	$3.11
Spring Village	1980/1991	94%	90,263	92,763	45,763	Eagle Foods	$455,550	$5.05
Warren Plaza	1980/1993	96%	90,102	187,135	148,525	Hy-Vee Supermarket Target (Non-Owned)	$680,812	$7.56
Kansas
Mid State Plaza	1971	82%	286,601	293,101	152,692	Food 4 Less Sutherlands Lumber Hobby Lobby	$730,121	$2.55
Santa Fe Square	1987	100%	133,698	133,698	55,820	Hy-Vee Supermarket/Office Depot	$1,281,391	$9.58
Shawnee Parkway Plaza	1979/1995	95%	92,213	92,213	59,128	Price Chopper Supermarket	$677,276	$7.34
Village Plaza	1975	96%	55,698	55,698	31,431	Falley's Food 4 Less	$280,898	$5.04
Westchester Square	1968/1998	91%	164,944	168,644	63,000	Hy-Vee Supermarket	$1,339,497	$8.12
West Loop Shopping Center	1986/1998	86%	199,032	199,032	78,558	Dillons Supermarket Waters True Value	$1,215,372	$6.11
Kentucky
Camelot Shopping Center	1969/1997	69%	150,571	150,571	61,500	Winn Dixie Supermarket Gatti's Pizza	$745,311	$4.95
Dixie Plaza	1987	100%	48,021	82,804	59,383	Winn Dixie Supermarket Frank's Nursery (Non-Owned)	$384,247	$8.00

Midtown Mall	1970/1994	94%	153,828	153,828	106,271	Kroger Supermarket Big Lots/Odd Lots Gatti's Pizza	$913,407	$5.94
Plainview Village Center	1977	96%	164,454	186,254	39,399	Kroger Supermarket	$1,454,103	$8.84
Stony Brook	1988	100%	137,013	238,213	169,775	Kroger Supermarket H.H. Gregg (Non-Owned)	$1,607,536	$11.73
Maine
Pine Tree Shopping Center	1958/1973	100%	254,378	254,378	200,178	Shaw's Supermarket (Ground Lease) Ames Department Stores, Inc. Mardens Jo-Ann Fabrics AJ Wright	$1,464,847	$5.76
Massachusetts
Berkshire Crossing	1996	100%	441,412	441,412	389,561	Price Chopper Supermarket Wal-Mart (Ground Lease) Home Depot (Ground Lease) Staples Michaels Barnes & Noble	$3,430,852	$7.77
Lynn Market Place	1966/1993	100%	78,092	78,092	52,620	Shaw's Supermarket	$625,475	$8.01
Watertower Plaza	1988/1998	89%	296,320	296,320	194,078	Shaw's Supermarket TJ Maxx OfficeMax Barnes & Noble Linens 'N Things Petco Michaels	$3,657,382	$12.34
Westgate Plaza	1969/1996	100%	103,903	103,903	77,768	Stop & Shop/Staples/Ocean State Job Lot TJ Maxx	$1,019,227	$9.81

Michigan
Cherry Hill Marketplace	1992/1999	89%	122,132	125,032	53,739	Farmer Jacks	$1,284,335	$10.52
Grand Traverse Crossing	1996	100%	387,273	387,273	339,156	Wal-Mart (Ground Lease) Home Depot (Ground Lease) Borders (Ground Lease) Toys R Us Staples PetsMart	$2,672,301	$6.90
The Courtyard	1989	100%	125,967	265,622	219,421	V.G. Food Center OfficeMax Dunhams Sporting Goods Home Depot (Non-Owned)	$1,068,046	$8.48
Redford Plaza	1956/1987	98%	284,943	284,943	194,014	Kroger Supermarket Burlington Coat Factory Bally Total Fitness AJ Wright Aco Hardware The Resource Network	$2,340,897	$8.22
Minnesota
Austin Town Center	1999	47%	110,680	200,680	170,789	Staples Target (Non-Owned)	$481,584	$4.35
Brookdale Square	1971/1994	92%	185,883	185,883	159,402	Circuit City Office Depot Brookdale Theater Pep Boys Heart Alive Hennepin County	$1,172,764	$6.31
Burning Tree Plaza	1987/1998	99%	173,929	173,929	117,716	Best Buy TJ Maxx Hancock Fabrics Dunham's Sporting Goods	$1,549,819	$8.91

Central Valu Center	1961/1984	95%	123,350	123,350	90,946	Rainbow Foods Slumberland Clearance	$855,545	$6.94
Division Place	1991	96%	129,353	134,353	24,016	TJ Maxx	$1,446,723	$11.18
Elk Park Center	1995/1999	100%	204,992	302,635	192,843	Cub Foods Target (Non-Owned) OfficeMax	$2,018,972	$9.85
Har Mar Mall	1965/1992	92%	434,228	434,228	226,838	Cub Foods Barnes & Noble Marshalls TJ Maxx AMC Theatres Michaels	$4,404,439	$10.14
Hub West(9)
Richfield Hub	1952/1992	100%	214,855	217,655	129,400	Rainbow Foods Bally Total Fitness Marshalls Michaels	$2,372,796	$11.04
Marketplace at 42	1999	91%	120,343	150,543	72,371	Rainbow Foods Walgreens (Non-Owned)	$1,428,995	$11.87
Roseville Center	1950/2000	89%	76,885	155,685	65,000	Rainbow Foods (Non-Owned)	$808,814	$10.52
Southport Centre	1992	100%	124,937	426,985	346,566	Cub Foods (Non-Owned) Best Buy Frank's Nursery Super Target (Non-Owned) OfficeMax (Non-Owned)	$1,630,481	$13.05
Sun Ray Shopping Center	1958/1992	82%	284,962	284,962	141,575	Cub Foods (Ground Lease) TJ Maxx Bally Total Fitness Michaels	$1,498,004	$5.26
Ten Acres Center	1972/1986	99%	162,364	162,364	133,894	Cub Foods Burlington Coat Factory	$1,101,736	$6.79

Terrace Mall	1979/1993	90%	135,031	250,031	212,430	Rainbow Foods Montgomery Ward (Non-Owned) North Memorial Medical	$1,000,502	$7.41
Westwind Plaza	1985	100%	87,933	147,933	80,245	Cub Foods (Non-Owned) Northern Tool and Equipment	$1,110,815	$12.63
White Bear Hills	1990/1996	100%	73,095	81,895	45,679	Festival Foods	$634,791	$8.68
Mississippi
County Line Plaza	1997	98%	221,567	268,367	171,062	Haverty's Furniture OfficeMax Barnes & Noble Old Navy Just For Feet Circuit City (Non-Owned)	$2,984,346	$13.47
Missouri
Clocktower Place	1987	100%	214,198	222,348	129,807	Dierberg's Market TJ Maxx Office Depot	$2,325,807	$10.86
Ellisville Square	1990	98%	146,052	149,552	107,772	K-Mart Lukas Liquors	$1,363,386	$9.33
Grandview Plaza	1961/1991	90%	296,008	296,008	200,075	Schnuck's Supermarket Old Time Pottery OfficeMax Walgreens	$1,990,074	$6.72
Hub Shopping Center	1972/1995	100%	163,072	163,072	103,322	Price Chopper Supermarket	$918,485	$5.63
Liberty Corners	1987/1996	100%	125,432	214,932	136,500	Price Chopper Supermarket Sutherlands (Non-Owned)	$980,967	$7.82
Maplewood Square	1998	100%	71,590	75,590	57,575	Shop n' Save Supermarket	$526,619	$7.36
Marketplace at Independence	1988	98%	241,898	253,398	133,942	Price Chopper Supermarket Old Navy	$2,279,450	$9.42
Prospect Plaza	1979/1999	100%	189,996	189,996	136,566	Hen House Grocery Hobby Lobby Factory Oak Outlet	$1,573,770	$8.28

Watts Mill Plaza	1973/1997	100%	161,717	169,717	91,989	Price Chopper Supermarket Westlake Hardware	$1,478,030	$9.14
Nebraska
Bishop Heights	1971/1997	100%	34,388	128,448	106,992	Russ's IGA Supermarket Shopko (Non-Owned)	$188,947	$5.49
Cornhusker Plaza	1988	96%	84,083	163,063	121,723	Hy-Vee Supermarket Wal-Mart (Non-Owned)	$460,335	$5.47
Eastville Plaza	1986	97%	68,546	139,636	99,046	Hy-Vee Supermarket Menard's (Non-Owned)	$556,597	$8.12
Edgewood Shopping Center	1980/1994	96%	172,729	399,279	210,020	SuperSaver Supermarket Osco Drug Target (Non-Owned)	$1,457,610	$8.44
The Meadows	1998	100%	67,840	70,840	50,000	Russ' IGA Supermarket	$521,199	$7.68
Miracle Hills Park	1988	58%	69,638	139,638	66,000	Cub Foods (Non-Owned)	$467,759	$6.72
Stockyards Plaza	1988	100%	129,459	148,659	85,649	Hy-Vee Supermarket Movies 8	$1,031,740	$7.97
New Hampshire
Bedford Grove	1989	97%	216,941	216,941	175,745	Shop N' Save Wal-Mart (Ground Lease)	$1,645,248	$7.58
Bedford Mall	1963/1999	91%	264,564	264,564	188,607	Marshalls Bob's Stores Staples Linens 'N Things Decathalon Sports (Ground Lease) Hoyts Cinemas	$2,420,091	$9.15

Capitol Shopping Center	1961/1999	96%	182,971	189,971	129,551	Demoulas Market Basket Ames Department Stores, Inc. Marshalls	$1,038,896	$5.68
Tri City Plaza	1968/1992	100%	146,947	146,947	84,920	Demoulas Market Basket TJ Maxx	$958,683	$6.52
New Jersey
Cross Keys Common	1995	72%	371,128	371,128	139,095	Wal-Mart Staples	$2,732,423	$7.36
Morris Hills Shopping Center	1957/1994	100%	159,454	159,454	109,161	Mega Marshalls Clearview Cinema (Ground Lease) Michaels	$2,343,181	$14.70
New Mexico
St. Francis Plaza	1992/1993	100%	35,800	35,800	20,850	Wild Oats Market	$417,366	$11.66
New York
College Plaza	1975/1994	96%	175,086	175,086	126,812	Bob's Stores Marshalls Eckerd Drugs Staples	$1,425,709	$8.14
Dalewood I Shopping Center	1966/1995	97%	58,969	58,969	36,989	Pathmark	$840,540	$14.25
Dalewood II Shopping Center	1970/1995	100%	81,326	81,326	59,326	Turco's Supermarket Bed, Bath & Beyond	$1,849,828	$22.75
Dalewood III Shopping Center	1972/1995	100%	48,390	48,390	28,361	TJ Maxx	$1,192,247	$24.64
Falcaro's Plaza	1968/1993	100%	61,295	63,295	29,887	OfficeMax	$992,838	$16.20

Kings Park Shopping Center	1963/1985	100%	71,940	73,940	48,870	Key Foods TJ Maxx	$1,052,201	$14.63
Nesconset Shopping Center	1961/1999	99%	122,996	124,996	33,460	Office Depot/HomeGoods	$1,584,959	$12.89
Parkway Plaza	1973/1992	100%	89,704	89,704	31,600	TJ Maxx	$1,880,613	$20.96
Roanoke Plaza	1972/1994	100%	87,161	89,661	43,590	Best Yet Market TJ Maxx	$1,014,576	$11.64
Rockville Centre Shopping Center	1975	100%	44,131	44,131	27,781	HomeGoods	$583,245	$13.22
Salmon Run Plaza	1993	100%	68,761	181,195	164,614	Hannaford's Supermarket K-Mart (Non-Owned)	$1,088,024	$15.82
Suffolk Plaza	1967/1998	100%	84,480	89,680	56,759	Waldbaum's Supermarket	$724,145	$8.57
Three Village Plaza	1964/1991	93%	77,458	77,458	40,455	Swezey and Newins	$789,250	$10.19
Turnpike Plaza	1971/1994	100%	52,950	52,950	30,700	Waldbaum's Supermarket	$935,792	$17.67
North Carolina
The Commons at Chancellor Park	1994	99%	341,860	351,460	309,041	Home Depot (Ground Lease) Hobby Lobby Circuit City Marshalls Value City Gold's Gym	$2,150,430	$6.29
Crown Point Shopping Center	1990	100%	147,200	164,200	135,200	Lowe's Home Centers Babies R US	$1,022,890	$6.95
Franklin Square	1990	97%	318,435	517,735	379,568	Super Wal-Mart (Non-Owned) Best Buy Ross Dress for Less Bed, Bath & Beyond Dollar Tree Pep Boys (Ground Lease) OfficeMax Michaels	$3,092,489	$9.71

Innes Street Market	1998	99%	349,356	349,356	296,740	Food Lion Supermarket Lowe's Home Centers Tinseltown Cinema Marshalls Staples Circuit City Old Navy	$3,350,394	$9.59
McMullen Creek Shopping Center(10)	1988	89%	283,637	293,237	98,222	Winn Dixie Supermarket Burlington Coat Factory	$2,570,607	$9.06
New Centre Market	1998	97%	143,763	266,263	202,040	Target (Non-Owned) Marshalls PetsMart OfficeMax	$1,661,989	$11.56
Tarrymore Square	1989	80%	260,405	260,405	85,447	Marshalls Dick's Sporting Goods	$2,092,062	$8.03
University Commons	1989	99%	231,943	231,943	131,873	Lowes Foods TJ Maxx AC Moore	$2,249,351	$9.70
University Commons Greenville	1996	100%	232,821	338,021	270,249	Kroger Supermarket TJ Maxx Circuit City Barnes & Noble Target (Non-Owned) Linens 'N Things	$2,631,034	$11.30

Wendover Place	1997	97%	415,775	547,075	441,954	Harris-Teeter/Michaels Kohl's Dick's Sporting Goods Babies R Us PetsMart Old Navy Linens 'N Things Target (Non-Owned)	$4,329,324	$10.41
Ohio
30th Street Plaza	1951/1999	96%	157,055	157,055	111,251	Giant Eagle Supermarket Marc's Pharmacy	$1,470,107	$9.36
Clock Tower Plaza	1989	99%	237,975	244,475	172,300	Ray's Supermarket Wal-Mart	$1,379,906	$5.80
Salem Consumer Square	1988	92%	274,652	274,652	131,650	Cub Foods Office Depot Michigan Sporting Goods AJ Wright	$2,273,649	$8.28
Pennsylvania
Boyertown Plaza	1961	33%	83,229	88,629	N/A	N/A	$401,544	$4.82
Lehigh Shopping Center	1955/1999	76%	364,466	368,466	211,215	Giant Foods (Ground Lease) Mega Marshalls Staples D&D Budget & Clearance Frank's Nursery	$2,118,620	$5.81

Warminster Towne Center	1997	100%	237,223	317,906	260,066	Shop Rite Supermarket Kohl's (Non-Owned) Ross Dress for Less PetsMart OfficeMax Pep Boys Rag Shop Old Navy	$3,012,390	$12.70
South Dakota
Baken Park	1962/1997	96%	195,526	195,526	95,039	Nash Finch Supermarket Ben Franklin Boyd's Drug	$1,406,844	$7.20
Tennessee
Oakwood Commons (11)	1989/1997	66%	291,527	294,277	105,800	Publix Supermarket Peebles Dept. Store	$1,673,156	$5.74
Watson Glen Shopping Center	1989	100%	264,360	264,360	206,427	Bi-Lo Foods K-Mart Goody's Family Clothing World Gym	$1,966,405	$7.44
Williamson Square (12)	1988/1993	88%	331,931	342,181	167,287	Kroger Supermarket Hobby Lobby USA Baby Hancock Fabrics	$2,359,369	$7.11
Texas
Buckingham Place	1980/1997	93%	150,228	156,228	96,274	Minyard Food Stores Big Lots	$1,017,116	$6.77

The Crossing	2000/2001	92%	186,925	253,304	150,963	Kroger Signature (Non-Owned) Kohl's (Ground Lease)	$2,036,230	$10.89
Las Colinas Village	2001/2002	82%	104,803	131,803	24,025	Staples	$1,713,891	$16.35
Randall's Bay Area	1989/2001	100%	78,650	78,650	55,200	Randall's Food Market	$677,995	$8.62
Randall's Fairmont	1985/2003	93%	104,708	110,908	55,008	Randall's Food Market	$984,311	$9.40
Royal Oaks Village	2001/2002	97%	145,286	145,286	83,652	HEB Grocery	$2,829,022	$19.47
Trinity Commons (13)	1998	96%	197,356	197,356	84,228	Tom Thumb DSW Shoe Warehouse	$2,914,979	$14.77
Vermont
Rutland Plaza	1966/1996	100%	224,514	224,514	182,264	Price Chopper Supermarket Wal-Mart TJ Maxx Plaza Movie Plex	$1,851,335	$8.25
Virginia
Spradlin Farm	2000/2001	99%	181,055	442,055	366,962	Home Depot (Non-Owned) Target (Non-Owned) TJ Maxx Barnes & Noble Michaels Goody's Family Clothing	$2,322,035	$12.83
Wisconsin
Fairacres Shopping Center	1992	100%	79,736	82,486	58,678	Pick 'N Save Supermarket	$692,785	$8.69
Fitchburg Ridge	1980	80%	50,555	61,805	16,631	Wisconsin Dialysis	$299,846	$5.93

Fox River Plaza	1987	99%	169,883	173,383	137,113	Pick 'N Save Supermarket K-Mart	$801,189	$4.72
Garden Plaza	1990	86%	80,099	80,099	49,564	Pick 'N Save Supermarket	$469,649	$5.86
Madison Plaza	1988/1994	37%	127,584	127,584	N/A	N/A	$458,939	$3.60
Mequon Pavilions	1967/1991	92%	211,425	211,425	65,995	Jewel Foods / Osco Drugs Bed, Bath & Beyond	$2,558,341	$12.10
Moorland Square	1990	99%	98,288	195,388	149,674	Pick 'N Save Supermarket K-Mart (Non-Owned)	$790,213	$8.04
Oak Creek Centre	1988	99%	91,510	99,510	50,000	Sentry Supersaver	$639,742	$6.99
Park Plaza	1959/1993	93%	113,828	113,828	74,213	Sentry Foods Big Lots	$702,756	$6.17
Spring Mall	1967/1994	90%	210,421	210,421	140,041	Pick 'N Save Supermarket TJ Maxx Walgreens	$1,539,315	$7.32
Taylor Heights	1989	100%	85,072	223,862	158,630	Piggly Wiggly Foods Wal-Mart (Non-Owned)	$905,473	$10.64

TOTAL SHOPPING CENTERS		92%	27,501,815	32,696,281	20,700,689		$234,767,795	$8.54

Office Buildings:
William J. McCarthy Building	1963/1995	97%	93,211	93,211		NETT Heritage Clarke & Company	$3,810,267	$40.88
545 Boylston Street	1972/1996	99%	89,208	89,208		Allied Advertising Trinity Church	$3,398,322	$38.09

Executive Office Building	1970	95%	40,180	40,180	Lipner Gordon & Co. Norca Corporation Sol G Atlas Realty Heritage	$980,606	$24.41
Fortune Office Building	1969	89%	58,503	58,503	N/A	$1,197,648	$20.47

TOTAL OFFICE BUILDINGS		96%	281,102	281,102		$9,386,843	$33.39

TOTAL PORTFOLIO		92%	27,782,917	32,977,383		$244,154,638	$8.79

(1)
Represents the year the property originally opened for business and, if applicable, the year in which a substantial renovation was completed. These dates do not include years in which tenant improvements were made to the properties.

(2)
Represents gross leasable area owned by us, including 1,400,533 square feet of gross leaseable area subject to ground leases and excludes 5,194,466 square feet of non-owned gross leasable area.

(3)
Some of our shopping centers contain space not owned by us and space leased to tenants under ground leases. In addition to Company Owned GLA, Total GLA includes approximately 5.2 million square feet of this non-owned gross leasable area, which generally is owned directly by the anchor occupying this space, and 1.4 million square feet of ground leased gross leaseable area.

(4)
Represents square feet of gross leasable area at a property that an anchor tenant either leases or owns.

(5)
We define anchor tenants as single tenants which lease 15,000 square feet or more at a property. We define major tenants at our office buildings as tenants which lease 10% or more of the rentable square footage at a property.

(6)
We calculate Annualized Base Rent for all leases in place in which tenants are in occupancy at December 31, 2003 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquired from NETT's real estate company upon our formation or relating to properties acquired from Bradley, we calculate total base rent to be received beginning from the date we acquired the property.

(7)
Represents Annualized Base Rent divided by Company Owned GLA at December 31, 2003.

(8)
Property contains 11,697 square feet of office space.

(9)
Property is comprised of two shopping centers.

(10)
Property contains 32,406 square feet of office space.

(11)
We hold a leasehold interest in this property pursuant to a ground lease that expires in 2088.

(12)
Williamson Square is owned in a joint venture of which we own 60%.

(13)
We hold a leasehold interest in this property pursuant to a ground lease that expires in 2037.

Top Tenants by Annualized Base Rent

Tenant	# of Stores	Total GLA	GLA as a % of Total	Tenant Annualized Base Rent(1)	% of Total Annualized Base Rent(2)	Type of Business
TJX Companies(3)	46	1,437,140	5.17%	$12,582,837	5.15%	Off Price/Soft Goods
Kroger(4)	13	720,708	2.59%	5,050,338	2.07%	Grocer
Supervalu(5)	10	674,962	2.43%	4,369,097	1.79%	Grocer
Roundy's(6)	9	546,032	1.97%	3,591,942	1.47%	Grocer
Wal-Mart	9	842,962	3.03%	3,554,692	1.46%	Discount
Barnes & Noble	8	203,436	0.73%	3,297,311	1.35%	Books
Charming Shoppes(7)	38	316,183	1.14%	3,208,397	1.31%	Discount/Apparel
Home Depot	4	459,073	1.65%	3,061,173	1.25%	Home Improvement
OfficeMax	12	317,020	1.14%	3,020,690	1.24%	Office Products
Staples	11	278,043	1.00%	2,907,544	1.19%	Office Products
Hy-Vee	9	535,066	1.93%	2,601,987	1.07%	Grocer
Hallmark	40	205,722	0.74%	2,437,241	1.00%	Cards/Gifts
Blockbuster	24	149,198	0.54%	2,409,678	0.99%	Video Sales/Rentals
Walgreens	15	192,330	0.69%	2,334,466	0.96%	Drug Store
PetsMart	8	195,836	0.70%	2,222,520	0.91%	Pet Supplies
Circuit City	6	181,149	0.65%	2,188,855	0.90%	Electronics
Associated Wholesale Grocers(8)	6	401,848	1.45%	2,175,092	0.89%	Grocer
Linens N Things	6	179,705	0.65%	2,157,807	0.88%	Soft Goods
Dollar Tree	30	242,607	0.87%	2,118,525	0.87%	Discount
Safeway(9)	4	261,433	0.94%	2,054,368	0.84%	Grocer

(1)
We calculate annualized base rent for all leases in place in which tenants are in occupancy at December 31, 2003 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquire, we calculate total base rent to be received beginning from the date we acquired the property.

(2)
Represents total Tenant Annualized Base Rent divided by Total Annualized Base Rent of $244,154,638.

(3)
TJX Companies include: TJ Maxx (21), Marshalls (16), A.J. Wright (5), Homegoods (2) and Bob's Stores (2).

(4)
The Kroger Co. includes: Kroger (11), Pay Less Supermarket (1) and Dillons (1).

(5)
Supervalu Inc. includes: Cub Foods (7), Shop n' Save (1), Shop Rite (1) and Ray's Supermarket (1).

(6)
Roundy's, Inc. includes: Pick N Save (5) and Rainbow Foods (4).

(7)
Charming Shoppes includes: Fashion Bug (29), Lane Bryant (6) and Catherine's (3).

(8)
Associated Wholesale Grocers includes: Price Chopper (5) and Food 4 Less (1).

(9)
Safeway includes: Dominick's (1), Randall's Food Market (2) and Tom Thumb (1).

Total Lease Expiration Roll Out—December 31, 2003

Lease Expiration Year	Number of Expiring Leases	Expiring Square Feet	% of Total Sq. Ft. Expiring	Expiring Base Rent(1)	% of Total Base Rent	Expiring Base Rent / Sq. Ft.(2)
2004	517	1,915,335	7.5%	$20,009,572	8.0%	$10.45
2005	574	2,388,935	9.3%	27,654,292	11.0%	11.58
2006	573	3,084,465	12.1%	30,309,437	12.0%	9.83
2007	422	2,574,136	10.1%	26,568,993	10.6%	10.32
2008	409	2,712,085	10.6%	28,366,997	11.3%	10.46
2009	209	2,184,246	8.5%	21,811,261	8.7%	9.99
2010	119	1,411,670	5.5%	14,977,814	6.0%	10.61
2011	97	1,451,655	5.7%	14,245,609	5.7%	9.81
2012	85	1,004,169	3.9%	11,994,571	4.8%	11.94
2013	82	1,433,004	5.6%	12,782,026	5.1%	8.92
2014 and Thereafter	166	5,404,325	21.1%	42,834,030	17.0%	7.93

Totals	3,253	25,564,025	100.0%	$251,554,602	100.0%	$9.84

(1)
Represents the last 12 months of rent payable immediately prior to the expiration of the lease.

(2)
Represents Expiring Base Rent divided by Expiring Square Feet.

Item 3: Legal Proceedings

        On October 31, 2001, a complaint was filed against us in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that we owe Mr. Donahue and his firm a fee in connection with services he claims he performed on our behalf in connection with our acquisition of Bradley Real Estate, Inc. On September 18, 2000, we acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Through his personal relationships with the parties involved, Mr. Donahue introduced us to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of our acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration we paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts's law.

        On December 30, 2001, we filed a motion to dismiss all of Mr. Donahue's claims. Mr. Donahue filed an opposition to our motion and on March 22, 2002, a hearing was held by the court. On November 29, 2002, the court granted our motion to dismiss Mr. Donahue's claims. Mr. Donahue has since filed an appeal of the court's decisions. On March 4, 2004, an oral argument was heard with respect to Mr. Donahue's appeal, although no decision was rendered at that time. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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

Item 4: Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading on the New York Stock Exchange on April 24, 2002, under the symbol "HTG". As of March 8, 2004, we had approximately 4,100 common stockholders of record.

        The following table sets forth, for the periods indicated and on a per-share basis, the high and low closing prices as reported by the New York Stock Exchange and per-share distributions declared since our initial public offering:

	High	Low	Distributions
Second Quarter 2002 (April 24, 2002 to June 30, 2002)	$26.71	$24.60	$0.363
Third Quarter 2002	$25.50	$23.65	$0.525
Fourth Quarter 2002	$25.00	$23.06	$0.525
First Quarter 2003	$25.92	$23.81	$0.525
Second Quarter 2003	$27.90	$25.01	$0.525
Third Quarter 2003	$29.20	$27.30	$0.525
Fourth Quarter 2003	$29.62	$27.35	$0.525

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

	Year Ended December 31,
					July 9, 1999 to Dec. 31, 1999
	2003	2002	2001	2000(1)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Rentals and recoveries	$300,678	$276,173	$253,389	$138,643	$38,430
Interest and other	320	88	298	2,117	485

Total revenue	300,998	276,261	253,687	140,760	38,915

Expenses:
Operating	87,714	79,660	74,614	38,485	10,992
General and administrative	20,965	23,351	12,640	8,274	2,699
Depreciation and amortization	78,964	70,023	64,051	34,808	9,788
Interest	69,415	72,312	90,342	35,517	2,032
Loss on prepayment of debt	—	6,749	—	—	—

Total expenses	257,058	252,095	241,647	117,084	25,511

Income before net gains	43,940	24,166	12,040	23,676	13,404
Net gains on sales of real estate investments and equipment	—	2,924	4,159	1,890	—
Net derivative (losses) gains	—	(7,766)	986	—	—

Income before allocation to minority interests and discontinued operations	43,940	19,324	17,185	25,566	13,404
Income allocated to minority interests	(6,913)	(6,872)	(6,656)	(1,941)	—
Income from discontinued operations	3,706	1,991	1,707	477	120

Net income	40,733	14,443	12,236	24,102	13,524
Preferred stock distributions	—	(14,302)	(43,345)	(38,410)	(17,487)
Accretion of redeemable equity	—	(328)	(995)	(329)	(25)

Net income (loss) attributable to common shareholders	$40,733	$(187)	$(32,104)	$(14,637)	$(3,988)

Per Share Data:
Basic income (loss) attributable to common shareholders	$0.97	$(0.01)	$(4.71)	$(2.40)	$(0.69)
Diluted income (loss) attributable to common shareholders	$0.96	$(0.01)	$(4.71)	$(2.40)	$(0.69)
Weighted average common shares outstanding—Basic	41,963	30,257	6,818	6,088	5,781
Weighted average common and common equivalent shares outstanding—Diluted	42,536	30,286	6,818	6,088	5,781
BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$2,409,928	$2,178,533	$1,948,968	$1,899,025	$690,454
Total assets	2,227,468	2,059,557	1,907,265	1,905,662	719,431
Total liabilities	1,183,901	1,095,396	1,218,751	1,173,790	148,394
Minority interests	85,095	85,553	77,952	77,981	—
Redeemable equity	—	—	123,094	122,099	24,806
Shareholders' equity	958,472	878,608	487,468	531,792	546,231
OTHER DATA:
# of shopping centers (at end of period)	162	152	142	140	42
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)(2)	27,502	25,925	23,154	22,902	7,503
% leased (at end of period)	92%	93%	93%	94%	92%
Total portfolio net operating income	$212,964	$196,513	$178,775	$100,158	$27,438
Funds from Operations(3)	116,397	66,003	27,460	18,067	5,666
Cash flow from operating activities	138,840	121,172	78,726	64,816	31,887
Cash flow from investing activities	(155,283)	(129,257)	(39,216)	(745,119)	(97,880)
Cash flow from financing activities	20,440	3,430	(37,450)	656,594	93,788

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

HERITAGE PREDECESSOR(1)
Oct. 1, 1998 to July 8, 1999
(in thousands)
INCOME STATEMENT DATA:
Revenue:
Rentals and recoveries	$55,941
Interest and other	393

Total revenue	56,334

Expenses:
Operating	17,247
General and administrative	3,757
Interest	2,155

Total expenses	23,159

Net additions from operations	33,175
Unrealized gain (loss) in fair value of assets	35,170
Net gains (losses) on sales of real estate investments and equipment	(8,807)

Net additions after gains (losses)	59,538
Distributions to NETT	(25,858)

Net increase (decrease) in net assets	$33,680

BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$578,200
Total assets	585,592
Total liabilities	35,592
OTHER DATA:
# of shopping centers (at end of period)	41
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)	7,155
% leased (at end of period)	92%
Total portfolio net operating income	$38,694

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

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or "REIT." We are one of the nation's largest owners of neighborhood and community shopping centers. As of December 31, 2003, we had a shopping center portfolio consisting of 162 shopping centers, located in 29 states and totaling approximately 32.7 million square feet of GLA, of which approximately 27.5 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.0% leased as of December 31, 2003.

        Our operating strategy is to own and manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns. Our focus is to own grocer-anchored centers with a diverse and multi-anchored tenant base in attractive geographic locations with strong demographics. We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on each of our properties. Our operating results therefore depend primarily on the ability of our tenants to make required rental payments.

        Generally, we do not expect that our net operating income will deviate significantly in the short-term. This is because our leases with our tenants provide us a stable cash flow over the long-term. In addition, other than in unusual circumstances such as higher than anticipated snow removal costs, utility expenses or real estate taxes, our operating expenses generally remain predictable.

        However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located. During the past few years, there has been an economic downturn in the retail industry and in the U.S. economy generally. In addition, the retail sector has changed dramatically as a result of continued industry consolidation due to the continuing strength of Wal-Mart and large retail bankruptcies resulting in an excess amount of available retail space and greater competition. We believe that the nature of the properties that we primarily own and invest in—grocer-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles. This is because consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

        In the face of these challenging market conditions, we follow a dual growth strategy. First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. We believe that there are meaningful opportunities to increase our cash flow from our existing properties because of their desirable locations. For instance, during 2002 and 2003, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn. As a result, we experienced a decline of approximately 0.7% in our same store net operating income. However, as a result of our efforts to re-let space recovered from bankrupt tenants, we anticipate modest increases in same store net operating income during the latter part of 2004 and into 2005.

        Secondly, we focus on achieving external growth by expansion of our portfolio and we will continue to pursue targeted acquisitions of primarily grocer-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth. In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing fewer attractive acquisition targets. The favorable interest rate environment and lower costs of funds have further served to increase dramatically prices paid for shopping center properties. In the future, to take advantage of these favorable market conditions we may dispose of properties that are not a strategic fit within our overall portfolio.

        We currently expect to incur additional debt in connection with any future acquisitions of real estate. As of December 31, 2003, we had $1.1 billion of indebtedness. This indebtedness will require balloon payments starting in August 2004. We anticipate that we will not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance our debt and to fund our growth either through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or by additional equity offerings. We may also finance those payments through borrowings under our line of credit facility. In the future, we may also pursue joint venture arrangements with third party developers and/or institutional investors. These joint ventures would provide us with greater access to potential acquisitions and alternative sources of capital to fund these acquisitions.

Critical Accounting Policies

        In response to guidance of the Securities and Exchange Commission, we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

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

        We apply Statement of Financial Accounting Standards No. 141, Business Combinations, to property acquisitions. Accordingly, the fair value of the real estate acquired is allocated to the acquired tangible assets, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

        The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

        In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

        The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Hedging Activities

        From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreement with respect to our floating rate debt as of December 31, 2003 or 2002. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        If interest rate assumptions and other factors used to estimate a derivative's fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected. Furthermore, future changes in market interest rates and other relevant factors could increase the fair value of a liability for a derivative, increase future interest expense, and result in lower net income.

Results of Operations

        The following discussion is based on our consolidated financial statements for the years ended December 31, 2003, 2002, and 2001.

        From January 1, 2001 through December 31, 2003, we increased our total portfolio of properties from 145 properties to 166 properties and from 23.2 million Company-owned GLA to 27.8 million Company-owned GLA. As a result of this growth of our total portfolio, the financial data presented below with respect to the Total Portfolio shows significant changes in revenues and expenses from period-to-period and, as a result, we do not believe our period-to-period financial data, with respect to the Total Portfolio are comparable in any meaningful way. Therefore, the comparison of operating results for the years ended December 31, 2003, 2002, and 2001 show changes resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) and the changes for income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the years being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

        The table below shows selected operating information for our total portfolio and the 145 properties acquired prior to January 1, 2002 that remained in the total portfolio through December 31, 2003, which constitute the Same Property Portfolio for the years ended December 31, 2003 and 2002, (in thousands):

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change
Rental and recovery revenue:
Rentals	$198,656	$194,899	$3,757	1.9%	$229,064	$206,718	$22,346	10.8%
Percentage rent	3,875	5,074	(1,199)	(23.6)%	3,971	5,074	(1,103)	(21.7)%
Recoveries	59,869	59,817	52	0.1%	65,979	62,313	3,666	5.9%
Other property	1,629	2,044	(415)	(20.3)%	1,664	2,068	(404)	(19.5)%

Total rental and recovery revenue	264,029	261,834	2,195	0.8%	300,678	276,173	24,505	8.9%
Expenses:
Property operating expenses	40,205	37,427	2,778	7.4%	44,038	38,937	5,101	13.1%
Real estate taxes	39,661	39,039	622	1.6%	43,676	40,723	2,953	7.3%

Net operating income	$184,163	$185,368	$(1,205)	(0.7)%	212,964	196,513	16,451	8.4%

Add:
Interest and other income					320	88	232	263.6%
Deduct:
Depreciation and amortization					78,964	70,023	8,941	12.8%
Interest					69,415	72,312	(2,897)	(4.0)%
General and administrative					20,965	23,351	(2,386)	(10.2)%
Loss on prepayment of debt					—	6,749	(6,749)	(100.0)%

Income before net gains					$43,940	$24,166	$19,774	81.8%

        The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of new leases and rollovers of existing tenants at higher rental rates and an increase in termination fees of $1.6 million. Although our actual occupancy on a same property basis declined slightly to 91.7% as of December 31, 2003 from 93.3% as of December 31, 2002, this new leasing activity offset any loss of rental income related to (i) new vacancies and bankruptcies, primarily Ames, Kmart and Fleming and (ii) additional charges to bad debts of $0.6 million.

        Percentage rent revenue decreased for our Same Property Portfolio primarily due to the loss of three anchor tenants with significant percentage rent components comprising $0.7 million as well as the difference from the prior year timing of notification that sales thresholds have been met.

        Recoveries revenue remained relatively flat for our Same Property Portfolio primarily due to an overall increase in property operating and real estate tax expenses offset by lower recovery rates resulting from higher vacancies. Recovery rates for recoverable property operating expenses decreased to 82.0% from 85.0% and recovery rates for real estate taxes decreased to 82.7% from 85.2%. The decrease in recovery rates for property operating expenses and real estate taxes is due to higher vacancies, including the loss of anchor tenants whose parcels were separately assessed and paid by the former tenants directly to the taxing authority.

        Other property revenue decreased primarily as a result of the timing of notification that sales thresholds have been met for tax incentive financing revenue.

        Property operating expenses increased primarily as a result of $1.5 million of snow removal costs associated with heavy snowfall across the portfolio during the first few calendar months of 2003 and December 2003 and $0.5 million of lease buyout expense incurred in 2003.

        Real estate tax expense increased primarily as a result of an increase in tax rates across the portfolio, particularly those properties located in Illinois as well as additional tax expense related to the vacancy of certain anchor tenants who paid their property taxes directly to the taxing authorities.

        Interest expense decreased due to lower average interest rates throughout the year as the Company's weighted average interest rate decreased to 6.24% at December 31, 2003 from 6.45% at December 31, 2002. This decrease was offset by an increase in mortgage loans payable as result of the assumption of debt from various property acquisitions.

        General and administrative expenses decreased primarily as a result of lower stock compensation expense incurred in 2003 than in 2002. During 2003, we incurred $6.6 million of stock compensation expense from the amortization of stock grants made by the Company in 2002 and 2003 and anticipated to be made by the Company in 2004, which included the reimbursement of taxes paid by one employee and $0.6 million of accelerated stock compensation expense in connection with the departure of a former senior officer. In 2003, we also incurred $1.1 million of additional compensation expense related to the departure of a former senior officer. During 2002, we incurred $11.0 million of stock compensation expense from the amortization of stock grants made by the Company, which included the reimbursement of taxes paid by two employees. Included in 2002 stock compensation expense was $6.8 million of expense incurred by us as a result of the accelerated vesting of all previously granted restricted shares upon completion of our IPO. Excluding stock compensation expense and severance costs, our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses increased by $0.9 million in 2003. This increase consisted primarily of higher salary and bonus expense due to a larger workforce and higher expenses associated with being a public company for the entire 2003 fiscal year.

Comparison of the year ended December 31, 2002 to year ended December 31, 2001

        The table below shows selected operating information for our Total Portfolio and the 153 properties acquired prior to January 1, 2001 that remained in our Total Portfolio through December 31, 2002 (which constitute the Same Property Portfolio for the years ended December 31, 2002 and 2001).

Certain 2002 and 2001 amounts for the Total Portfolio have been reclassified to conform to the current presentation of discontinued operations (in thousands):

	Same Property Portfolio				Total Portfolio
	2002	2001	Increase/ (Decrease)	% Change	2002	2001	Increase/ (Decrease)	% Change
Rental and recovery revenue:
Rentals	$192,029	$189,319	$2,710	1.4%	$206,718	$191,890	$14,828	7.7%
Percentage rent	5,048	4,435	613	13.8%	5,074	4,333	741	17.1%
Recoveries	58,634	54,547	4,087	7.5%	62,313	55,153	7,160	13.0%
Other property	2,031	2,039	(8)	(0.4)%	2,068	2,013	55	2.7%

Total rental and recovery revenue	257,742	250,340	7,402	3.0%	276,173	253,389	22,784	9.0%
Expenses:
Property operating expenses	34,739	33,963	776	2.3%	38,937	36,900	2,037	5.5%
Real estate taxes	38,407	36,783	1,624	4.4%	40,723	37,714	3,009	8.0%

Net operating income	$184,596	$179,594	$5,002	2.8%	196,513	178,775	17,738	9.9%

Add:
Interest and other income					88	298	210	(70.5)%
Deduct:
Depreciation and amortization					70,023	64,051	5,972	9.3%
Interest					72,312	88,315	(16,003)	(18.1)%
Interest-related party					—	2,027	(2,027)	(100.0)%
General and administrative					23,351	12,640	10,711	84.7%
Loss on prepayment of debt					6,749	—	6,749	100.0%

	Income before net gains				$24,166	$12,040	$12,126	100.1%

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

        Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in the recovery rate of property operating and real estate tax expenses from 80.2% in 2001 to 84.3% in 2002. The increase in the rate is due to recoveries recorded in 2002 from bankrupt tenants, primarily Kmart, as these leases were not rejected and continued to remain open and operating. In addition, recoveries revenue increased due to higher reimbursable expenses in 2002.

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

        General and administrative expenses increased primarily as a result of the effect of accelerated stock compensation expense in connection with the IPO. Upon completion of the IPO, all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of our senior management and other key employees terminated. As a result, the Company incurred compensation expense, including the reimbursement of taxes paid by two employees, of $6.8 million, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of such taxes. In addition, general and administrative expense increased $2.6 million as a result of compensation expense related to the issuance of 155,000 shares of restricted stock in July 2002. These shares were subject to contractual restrictions on transfer and forfeiture provisions, which terminated on March 1, 2003. The increase is also due in part to a $0.7 million increase in the Company's supplemental executive retirement plan costs and increased corporate expenses associated with being a public company.

Liquidity and Capital Resources

        At December 31, 2003, we had $5.5 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        At December 31, 2003, we had $1.1 billion of indebtedness. This indebtedness has a weighted average interest rate of 6.24% with an average maturity of 4.6 years. As of December 31, 2003, our market capitalization was $2.5 billion, resulting in a debt-to-total market capitalization ratio of approximately 43.5%.

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

        We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $8.4 million, or $0.31 per square foot, for the year ended December 31, 2003. We expect total maintenance capital expenditures to be approximately $8.1 million, or $0.29 per square foot, for the year ended December 31, 2004. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

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

        Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company's line of credit facility. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $138.8 million for the year ended December 31, 2003 from $121.2 million for the year ended December 31, 2002. The increase in cash flows from operations is primarily attributable to the combined effect of a $16.5 million increase in net operating income, primarily as a result of property acquisitions in 2002 and 2003, and a $2.9 million decrease in interest expense, primarily as a result of the repayment of indebtedness from proceeds received from the Company's initial public offering.

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

        As of December 31, 2003, the Company had nine tenants operating under bankruptcy protection, the largest of which is Fleming Companies ("Fleming"). The leases directly impacted by these bankruptcy filings totaled approximately 0.9% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2003. In addition, subsequent to December 31, 2003, four additional tenants, representing 0.5% of our annualized base rent filed for bankruptcy protection.

        On April 1, 2003, Fleming filed for bankruptcy protection. As part of this bankruptcy, Fleming's motion to reject leases at three of our 13 Fleming store locations was allowed by the Bankruptcy Court in April 2003. The three rejected leases aggregated approximately 178,000 square feet and represented approximately 0.6% of total annualized base rent for all leases in which tenants were in occupancy on March 31, 2003.

        In June 2003, leases at four of our store locations aggregating 234,000 square feet were assumed by Fleming and assigned to Roundy's, Inc., as part of Roundy's acquisition of Rainbow Foods. In December 2003, a fifth lease was assumed by Knowlan's Food. We currently lease space to Fleming at five of our other shopping centers. These five locations, all of which were physically occupied on December 31, 2003, represented approximately 0.5% of our total annualized base rent for all leases in which tenants were in occupancy on December 31, 2003. Fleming has until March 31, 2004 to decide whether or not to reject the remaining leases. A motion is pending which would allow B&R Foods to assume three of the five remaining leases and to reject the remaining two leases. In the event the remaining two leases are rejected, a subtenant occupying one of the stores has entered into an agreement to assume that lease and we are actively pursuing tenants to lease the remaining location. We are not able to fully predict the impact on our business of Fleming's bankruptcy filing at this time.

        On January 22, 2002, Kmart Corporation filed for bankruptcy protection. At December 31, 2002, we leased space to Kmart at seven of our shopping centers. In addition, Kmart owns store locations at four of our shopping centers and subleases space from a third party tenant at one of our other locations. In connection with its bankruptcy reorganization, the bankruptcy court approved the rejection of leases at three of these twelve store locations. These store closings totaled approximately 290,000 square feet and represented approximately 0.7% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2003. On May 5, 2003, Kmart emerged from bankruptcy with no other store closings or lease terminations. At this time, we do not expect any future impact from Kmart's 2002 bankruptcy filing.

        As a result of our current and past bankrupt tenants, particularly of anchor tenants like Fleming and Kmart, the Company has experienced slight declines in same store net operating income. Any future bankruptcies of tenants in our portfolio, particularly major or anchor tenants, may have additional negative impact on our operating results.

Long-Term Liquidity Requirements

        Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, our credit facility, bridge financing, and through the issuance of additional equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources.

        Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor's, which has given us a rating of BBB-, Moody's Investor Service, which has given us a rating of Baa3, and Fitch, which has given us a rating of BBB-, all three have stated the outlook as stable. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

        Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of December 31, 2003. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

        Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Contractual Obligations and Contingent Liabilities

        All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. The following table summarizes our repayment obligations under our indebtedness outstanding as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total(1)
Mortgage loans:
Miracle Hills Park	$3,594	—	—	—	—	—	$3,594
The Commons of Chancellor Park	12,374	—	—	—	—	—	12,374
Franklin Square	436	13,583	—	—	—	—	14,019
Williamson Square	337	10,833	—	—	—	—	11,170
Riverchase Village Shopping Center	310	9,764	—	—	—	—	10,074
Meridian Village Plaza	270	292	4,841	—	—	—	5,403
Spring Mall	109	120	8,021	—	—	—	8,250
Southport Centre	—	76	160	9,764	—	—	10,000
Innes Street Market	326	352	380	12,098	—	—	13,156
Southgate Shopping Center	101	110	119	2,166	—	—	2,496
Salem Consumer Square	408	455	504	558	8,778	—	10,703
St. Francis Plaza	176	191	207	225	243	—	1,042
Buckingham Place	57	63	69	74	79	5,054	5,396
County Line Plaza	185	205	222	240	256	16,002	17,110
Trinity Commons	154	171	185	200	214	13,776	14,700
8 shopping centers, cross collateralized	1,577	1,705	1,843	1,993	2,154	72,132	81,404
Montgomery Commons	71	79	86	94	100	7,437	7,867
Warminster Towne Center	235	260	283	307	329	18,657	20,071
Clocktower Place	108	121	132	144	154	12,009	12,668
545 Boylston St. and William J. McCarthy Bldg.	603	655	711	772	838	31,808	35,387
29 shopping centers, cross collateralized	2,276	2,520	2,728	2,955	3,147	224,115	237,741
Spradlin Farm	172	189	203	219	232	16,440	17,455
Bedford Grove	349	377	408	441	477	2,451	4,503
Berkshire Crossing	591	611	630	651	671	11,940	15,094
Grand Traverse Crossing	338	364	392	422	455	11,671	13,642
Salmon Run Plaza	292	319	349	381	417	3,192	4,950
Elk Park Center	275	297	321	346	374	6,906	8,519
Grand Traverse Crossing — Wal-Mart	154	165	179	193	208	4,415	5,314
Montgomery Towne Center	351	382	393	307	335	5,626	7,394
Bedford Grove — Wal-Mart	141	152	164	178	191	3,382	4,208
Berkshire Crossing — Home Depot/Wal-Mart	221	239	258	278	300	5,542	6,838

Total mortgage loans	26,591	44,650	23,788	35,006	19,952	472,555	622,542

Unsecured notes	100,000	—	1,490	—	100,000	—	201,490
Line of credit facility	—	243,000	—	—	—	—	243,000

Total indebtedness	$126,591	287,650	25,278	35,006	119,952	472,555	$1,067,032

(1)
The aggregate repayment amount of $1,067,032 does not reflect the unamortized mortgage loan premiums of $10,423 related to the assumption of nine mortgage loans with above-market contractual interest rates.

        The indebtedness described in the table above will require balloon payments, including $16.0 million starting in August 2004. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. We currently expect to refinance this debt through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or additional equity offerings. We may also refinance balloon payments through borrowings under our unsecured credit facility.

        On March 8, 2004, in anticipation of completing an unsecured debt financing during the late first or second quarter of 2004, the Company entered into forward starting interest rate swaps with a total notional amount of $192,450,000. The purpose of these forward swaps is to mitigate the risk of changes in interest rates in the near term. These swaps will have no impact on our current unsecured indebtedness. These is no assurance that the Company will complete an unsecured debt financing during the period in which the interest rate swaps will be in place or at all.

        As of December 31, 2003, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Construction contracts/Tenant improvement obligations	$7,371	—	—	—	—	—	$7,371
Ground leases	802	802	802	802	859	37,417	41,484
Office leases	79	1,060	1,116	1,067	1,067	7,247	11,636

Total	$8,252	1,862	1,918	1,869	1,926	44,664	$60,491

        We have various existing service contracts with vendors and utility contracts related to our property management. We enter into these contracts in the ordinary course of business, which vary based on usage and may extend beyond one year. These contracts are generally for one year or less and include terms that provide for termination with insignificant or no cancellation penalties.

        We have obligations under postretirement benefit plans, which are more fully described in Note 12 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Annual Report, and which are not included in the above table. Funding requirements for postretirement benefits after 2004 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

Line of Credit

        On April 29, 2002, the Company entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Our two operating partnerships are the borrowers under the line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At December 31, 2003, $243 million was outstanding under the line of credit.

        Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. The variable rate in effect at December 31, 2003, including the lender's margin of 105 basis points and borrowings outstanding at the base rate was 2.22%.

        As of December 31, 2003, we were in compliance with all of the financial covenants under this line of credit. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

Equity Financings

        In April 2002, we completed our initial public offering and sold 14,080,556 shares of our common stock at a price of $25.00 per share resulting in net proceeds to us of $323 million. We used the net proceeds of the IPO to repay outstanding indebtedness. In connection with our IPO, all shares of our Series A Cumulative Convertible Preferred Stock and redeemable equity then outstanding converted automatically into shares of our common stock on a one for one basis.

        In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share, resulting in net proceeds to us of $111 million. We used the net proceeds of this offering to repay outstanding indebtedness.

Funds From Operations

        We calculate Funds from Operations in accordance with the best practices described in the April 2001 National Policy Bulletin of the National Association of Real Estate Investment Trusts, referred to as NAREIT, and NAREIT's 1995 White Paper on Funds from Operations. The White Paper defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that Funds from Operations is helpful to investors as a measure of our performance as an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. Our computation of Funds from Operations may, however, differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs.

        The following table reflects the calculation of Funds from Operations (in thousands):

	Year Ended December 31,
	2003	2002(*)	2001
Net income	$40,733	$14,443	$12,236
Add (deduct):
Depreciation and amortization (real-estate related)	78,347	69,498	63,723
Net gains on sales of real estate investments and equipment (including gain of $384 included in discontinued operations in 2002)	(2,683)	(3,308)	(4,159)
Preferred stock distributions	—	(14,302)	(43,345)
Accretion of redeemable equity	—	(328)	(995)

Funds from Operations	$116,397	$66,003	$27,460

(*)
Funds from Operations for the year ended December 31, 2002 have been restated to exclude the $6.7 million loss on prepayment of debt, which was previously reported as an extraordinary item, from the reconciliation pursuant to the adoptions of FASB No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in 2003.

Related Party Transactions

        We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may significantly impact our future operating results.

The TJX Companies

        In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999. We received annualized base rent from the TJX Companies of $12.6 million in 2003, which represented approximately 5.2% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2003. TJX pays us rent in accordance with 46 written leases at our properties.

Advisory Fee

        In 2002, the Prudential Insurance Company of America, previously our second largest stockholder, received advisory and other fees totaling $3.4 million in connection with our IPO.

Warrants

        In connection with advisory services provided to us by Prudential, we formerly issued to Prudential warrants to purchase 375,000 shares of our common stock at an exercise price of $25.00 per share. Effective February 7, 2003, we extended the exercise period of these warrants until April 29, 2007 and incurred a charge of $0.1 million. If not extended, 75,000 of these warrants would have expired on July 9, 2003 and the remaining warrants would have expired on September 18, 2004.

        On March 11, 2004, Prudential informed the Company that it was exercising all of its 375,000 warrants in accordance with the cashless exercise provisions of its warrant agreement. Pursuant to the warrant agreement, on March 12, 2004, the Company issued Prudential 68,166 shares of common stock in full settlement of the warrants. The Company will not incur any additional expense under SFAS No. 123 as a result of the exercise of the warrants.

Equity Offering

        In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares. Net Realty Holding Trust, our largest stockholder, exercised its contractual preemptive right and purchased approximately 40% of the shares we sold in the offering on the same terms as third parties purchased shares.

131 Dartmouth Street Joint Venture

        In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by us. We were issued this interest as part of a management arrangement with the joint venture pursuant to which we will manage the building. We have no ongoing capital contribution requirements with respect to this office building, which was completed in January 2003. The first tenants began occupying this office building in January 2004. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through December 31, 2003.

        In February 2004, we entered into an eleven-year lease with our joint venture with NETT for the lease of approximately 31,000 square feet of space and we moved our corporate headquarters to this space during the first quarter of 2004. The terms of this lease, which were negotiated on an arms-length basis, were approved by our Audit Committee and by our Board of Directors.

Boston Office Lease

        In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space in an office building at 535 Boylston Street to NETT for its Boston offices. Net Realty Holding Trust assigned this lease to us as part of our formation. The current term of this lease expires on June 30, 2005 and under this lease, NETT pays us $648,000 per year in minimum rent.

Contingencies

Legal and Other Claims

        We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 38, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

New Accounting Standards and Accounting Changes

        In December 2003, the Financial Accounting Standards Board, ("FASB") issued FASB interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R applies to entities in which the equity investors do not bear the economic risks and rewards of the entity.     An enterprise that is involved with another entity generally must assess whether that involvement requires consolidation under FIN 46R. Public companies must apply FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003. We do not believe the adoption of FIN 46R will have a material impact on the results of our operations, financial position, or liquidity.

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

        The following table presents our fixed rate debt obligations, at their carrying values, sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2004	2005	2006	2007	2008	2009+	Total	Estimated Fair Value	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$26,000	$44,039	$23,508	$34,355	$19,281	$470,688	$617,871	$655,957	7.99%
Variable rate	591	611	630	651	671	11,940	15,094	15,094	3.12%
Unsecured Debt:
Fixed rate	100,000	—	1,490	—	100,000	—	201,490	210,540	7.11%
Variable rate	—	243,000	—	—	—	—	243,000	243,000	2.22%

Total	$126,591	$287,650	$25,628	$35,006	$119,952	$482,628	$1,077,455	$1,124,591	6.24%

        We were not a party to any hedging agreements with respect to our floating rate debt as of December 31, 2003. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2003 in relation to total assets and our total market capitalization.

Item 8:    Financial Statements

        See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1 of this Form 10-K

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A: Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company's principal executive officer, principal financial officer, and other members of senior management have evaluated the design and operations of the disclosure controls and procedures of the Company. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        The following table summarizes the equity compensation plans under which common stock may be issued as of December 31, 2003:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by stockholders	2,528,823	(1)	$24.79	2,593,295
Equity compensation plans not approved by stockholders	—		—	—
Total	2,528,823		$24.79	2,593,295

(1)
Of the 2,528,823 shares to be issued upon exercise of outstanding options, warrants, or rights, (a) 2,290,323 are subject to outstanding stock options, and (b) 238,500 have been issued as restricted stock awards.

(2)
Computed only with respect to outstanding stock options. Restricted stock awards under the plan are issued without an exercise price.

Item 13:    Certain Relationships and Related Transactions

        The information contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14:    Principal Accounting Fees and Services

        The information contained in the section captioned "Principal Accounting Fees and Services" of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15:    Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K

Financial Statements.

        See page F-1 for the index of the financial statements included in the Form 10-K.

Financial Statement Schedule.

        See page F-1 for the index of the financial statement schedule included in the Form 10-K.

Exhibits.

3.1	Articles of Amendment and Restatement (Third) of Heritage Property Investment Trust, Inc.(1)
3.2	Amended and Restated Bylaws of Heritage Property Investment Trust, Inc.(1)
4.1	Form of Common Stock Certificate of Heritage Property Investment Trust, Inc.(1)
4.2	Indenture, dated as of November 24, 1997, by and between Bradley Operating Limited Partnership and LaSalle National Bank relating to the Senior Debt Securities of Bradley Operating Limited Partnership(1)
4.3	Definitive Supplemental Indenture No. 1, dated as of November 24, 1997, between Bradley Operating Limited Partnership and LaSalle National Bank(1)
4.4	Definitive Supplemental Indenture No. 2, dated as of January 28, 1998, between Bradley Operating Limited Partnership and LaSalle National Bank(1)
4.5	Definitive Supplemental Indenture No. 3, dated as of March 10, 2000, between Bradley Operating Limited Partnership and LaSalle National Bank(1)
4.6	Warrant Agreement for 75,000 shares of Registrant's common stock issued to The Prudential Insurance Company of America(1)
4.7	Warrant Agreement for 300,000 shares of Registrant's common stock issued to The Prudential Insurance Company of America(1)
4.8	Amendment to Warrant Agreements issued to The Prudential Insurance Company of America, dated as of February 7, 2003
10.1	Amended and Restated Limited Partnership Agreement of Heritage Property Investment Limited Partnership, dated as of April 29, 2003(1)
10.2	Second Amended and Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership dated as of September 2, 1997(1)
10.3	Amendment, dated August 6, 1998, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership, designating the 8.4% Series A Convertible Preferred Units(1)
10.4	Amendment, dated February 23, 1999, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership, designating the 8.875% Series B Cumulative Redeemable Perpetual Preferred Units(1)
10.5	Amendment, dated as of September 7, 1999, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership, designating the 8.875% Series C Cumulative Redeemable Perpetual Preferred Units(1)
10.6	Amendment, dated as of September 18, 2000, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)

10.7	Amendment, dated as of April 29, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)
10.7	Amendment, dated as of May 17, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(2)
10.8	Amended and Restated 2000 Equity Incentive Plan, as amended
10.9	Form of restricted stock and stock option agreements(1)
10.10	Supplemental Executive Retirement Plan(1)
10.11	Revolving Credit and Guaranty Agreement, dated as of April 29, 2003, among Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership, the Company and the lending institutions named therein(2)
10.12	Loan Agreement, dated as of September 18, 2000, between Heritage SPE LLC and Prudential Mortgage Capital Company, LLC(1)
10.13	Promissory Note, dated as of December 14, 1999, by and among Heritage Property Investment Limited Partnership, NH Heritage Limited Partnership and Metropolitan Life Insurance Company, as amended(1)
10.14	Promissory Note, dated as of September 13, 2000, by Heritage Property Investment Limited Partnership in favor of The Variable Annuity Life Insurance Company(1)
10.15	Employment Agreement with Thomas C. Prendergast, as amended by the First Amendment, dated as of April 3, 2000(1)
10.15	Amendment, dated July 24, 2002, to Employment Agreement with Thomas C. Prendergast(3)
10.16	Form of Change in Control/Severance Agreement(1)
10.17	PIMS Indemnification Letter, dated as of July 9, 1999, by and between the Registrant and Prudential Investment Management Services, LLC(1)
10.18	Separation Agreement dated as of June 16, 2003, between the Company and Gary Widett, former Senior Vice President and Chief Operating Officer of the Company(4)
10.19	Second Amended and Restated Stockholders Agreement, by and among the Registrant, Net Realty Holding Trust and The Prudential Insurance Company of America(5)
10.20	Registration Rights, Lock-Up and Redemption Agreement, dated as of May 17, 2002, by and among Heritage Property Investment Trust, Inc., Bradley Operating Limited Partnership and the holders named therein(6)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.
32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-69118).

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated June 5, 2002

(3)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 6, 2002.

(4)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated August 4, 2003.

(5)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-109538)

(6)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-109537)

Reports on Form 8-K.

        On October 7, 2003, the Company filed a Current Report on Form 8-K to amend its historical financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2002 in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

        On October 22, 2003, the Company filed a Current Report on Form 8-K to (i) describe a property portfolio acquisition that was one of several individually insignificant acquisitions under Rule 3-14 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission completed during the year ended December 31, 2002 that in the aggregate were significant under Rule 3-14, and (ii) file required historical financial statements for this acquisition, and pro forma financial information with respect to the Company reflecting the acquisition as of January 1, 2002.

        On November 3, 2003, the Company filed a Current Report on Form 8-K with respect to its financial results for the fiscal quarter ended September 30, 2003.

        On November 13, 2003, the Company filed a Current Report on Form 8-K to (i) describe a property portfolio acquisition that was one of several individually insignificant acquisitions under Rule 3-14 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission completed during the year ending December 31, 2003 that in the aggregate were significant under Rule 3-14, and (ii) file required historical financial statements for this acquisition, and pro forma financial information with respect to the Company.

        On December 16, 2003, the Company filed an amendment to its Current Report on Form 8-K filed on February 10, 2003 with respect to the issuance of a press release announcing the Company's results for the quarter ended December 31, 2002. The purpose of the amendment was to change the Item number under which the press release was included in the 8-K.

        On December 17, 2003, the Company filed a Current Report on Form 8-K with respect to a press release it issued announcing that that it had completed a public offering of 3,500,000 shares of common stock at $28.27 per share, after the underwriting discount.

        On December 29, 2003, the Company filed a Current Report on Form 8-K with respect a press release it issued announcing that Deutsche Bank Securities Inc., the underwriter of its equity offering, had exercised its over-allotment option and purchased an additional 672,045 shares of common stock, 432,736 shares from the Company, and 239,309 shares from The Prudential Insurance Company of America, the Company's second largest stockholder at the time.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
	By:	/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast President and Chief Executive Officer
Dated: March 12, 2004

        Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast	President and Chief Executive Officer, Director (principal executive officer)	March 12, 2004
/s/ DAVID G. GAW David G. Gaw	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 12, 2004
/s/ PATRICK O'SULLIVAN Patrick O'Sullivan	Vice President of Finance and Assistant Treasurer (principal accounting officer)	March 12, 2004
/s/ JOSEPH L. BARRY Joseph L. Barry	Director	March 12, 2004
/s/ DAVID W. LAUGHTON David W. Laughton	Director	March 12, 2004
/s/ WILLIAM M. VAUGHN, III William M. Vaughn, III	Director	March 12, 2004

/s/ BERNARD CAMMARATA Bernard Cammarata	Director	March 12, 2004
/s/ ROBERT J. WATSON Robert J. Watson	Director	March 12, 2004
/s/ KENNETH K. QUIGLEY, JR. Kenneth K. Quigley, Jr.	Director	March 12, 2004
/s/ KEVIN C. PHELAN Kevin C. Phelan	Director	March 12, 2004
/s/ RICHARD C. GARRISON Richard C. Garrison	Director	March 12, 2004

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

        We have audited the accompanying consolidated balance sheets of Heritage Property Investment Trust, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002 and the consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III listed in the accompanying index to consolidated financial statements and financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
February 6, 2004, except for note 11, which is
    as of March 1, 2004, and note 15,
    which is as of March 12, 2004

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except for share amounts)

	2003	2002
Assets
Real estate investments, net	$2,166,975	$2,008,504
Cash and cash equivalents	5,488	1,491
Accounts receivable, net of allowance for doubtful accounts of $8,770 in 2003 and $6,389 in 2002	25,514	22,836
Prepaids and other assets	13,477	11,162
Deferred financing costs and other assets	16,014	15,564

Total assets	$2,227,468	$2,059,557

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$632,965	$569,663
Unsecured notes payable	201,490	201,490
Line of credit facility	243,000	234,000
Accrued expenses and other liabilities	82,008	68,275
Accrued distributions	24,438	21,968

Total liabilities	1,183,901	1,095,396

Series B Preferred Units	50,000	50,000
Series C Preferred Units	25,000	25,000
Exchangeable limited partnership units	7,670	8,128
Other minority interests	2,425	2,425

Total minority interests	85,095	85,553

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 46,208,574 and 41,504,208 shares issued and outstanding at December 31, 2003 and 2002, respectively	46	42
Additional paid-in capital	1,136,516	1,006,416
Cumulative distributions in excess of net income	(176,267)	(126,803)
Unearned compensation	(1,823)	(1,047)

Total shareholders' equity	958,472	878,608

Total liabilities and shareholders' equity	$2,227,468	$2,059,557

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(In thousands, except per-share data)

	2003	2002	2001
Revenue:
Rentals and recoveries	$300,678	$276,173	$253,389
Interest and other	320	88	298

Total revenue	300,998	276,261	253,687

Expenses:
Property operating expenses	44,038	38,937	36,900
Real estate taxes	43,676	40,723	37,714
Depreciation and amortization	78,964	70,023	64,051
Interest	69,415	72,312	88,315
Interest-related party	—	—	2,027
General and administrative	20,965	23,351	12,640
Loss on prepayment of debt	—	6,749	—

Total expenses	257,058	252,095	241,647

Income before net gains	43,940	24,166	12,040
Net gains on sales of real estate investments and equipment	—	2,924	4,159
Net derivative (losses) gains	—	(7,766)	986

Income before allocation to minority interests	43,940	19,324	17,185
Income allocated to exchangeable limited partnership units	(257)	(216)	—
Income allocated to Series B and C Preferred Units	(6,656)	(6,656)	(6,656)

Income before discontinued operations	37,027	12,452	10,529

Discontinued operations:
Operating income from discontinued operations	1,023	1,607	1,707
Gain on sale of discontinued operations	2,683	384	—

Income from discontinued operations	3,706	1,991	1,707

Net income	40,733	14,443	12,236
Preferred stock distributions	—	(14,302)	(43,345)
Accretion of redeemable equity	—	(328)	(995)

Net income (loss) attributable to common shareholders	$40,733	$(187)	$(32,104)

Basic per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.88	$(0.07)	$(4.96)
Income from discontinued operations	0.09	0.06	0.25

Income (loss) attributable to common shareholders	$0.97	$(0.01)	$(4.71)

Weighted average common shares outstanding	41,963	30,257	6,818

Diluted per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.87	$(0.07)	$(4.96)
Income from discontinued operations	0.09	0.06	0.25

Income (loss) attributable to common shareholders	$0.96	$(0.01)	$(4.71)

Weighted average common and common equivalent shares outstanding	42,536	30,286	6,818

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Changes in Shareholders' Equity

Years ended December 31, 2003, 2002 and 2001

(In thousands, except per-share data)

	Series A Cumulative Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2000	$16	$6	$552,654	$(19,384)	$(1,500)	$—	$531,792
Net income	—	—	—	12,236	—	—	12,236
Other comprehensive loss:
Unrealized derivative losses
Cumulative transition adjustment of interest rate collar as of Jan. 1, 2001	—	—	—	—	—	(2,477)	(2,477)
Effective portion of interest rate collar for the year ended December 31, 2001	—	—	—	—	—	(6,265)	(6,265)

Total other comprehensive loss	—	—	—	—	—	(8,742)	(8,742)

Comprehensive income							3,494

Preferred stock distributions ($2.13 per share)	—	—	—	(43,345)	—	—	(43,345)
Common stock distributions ($0.73 per share)	—	—	—	(4,942)	—	—	(4,942)
Accretion of redeemable equity	—	—	(995)	—	—	—	(995)
Issuance of restricted stock	—	—	2,067	—	(2,067)	—	—
Compensation expense associated with restricted stock plans	—	—	—	—	1,464	—	1,464

Balance at December 31, 2001	16	6	553,726	(55,435)	(2,103)	(8,742)	487,468
Net income	—	—	—	14,443	—	—	14,443
Other comprehensive income:
Unrealized derivative gains:
Effective portion of interest rate collar for the period from Jan. 1, 2002—Apr. 29, 2002	—	—	—	—	—	1,177	1,177
Reclassification adjustment to earnings for realized loss on termination of interest rate collar	—	—	—	—	—	7,565	7,565

Total other comprehensive income	—	—	—	—	—	8,742	8,742

Comprehensive income							23,185

Issuance of common stock	—	14	352,000	—	—	—	352,014
Equity issuance costs	—	—	(29,527)	—	—	—	(29,527)
Conversion of preferred stock to common stock	(16)	16	—	—	—	—	—
Accretion of redeemable equity	—	—	(328)	—	—	—	(328)
Conversion of redeemable equity to common stock	—	6	123,416	—	—	—	123,422
Preferred stock distributions ($0.70 per share)	—	—	—	(14,302)	—	—	(14,302)
Common stock distributions ($1.89 per share)	—	—	—	(71,509)	—	—	(71,509)
Issuance of restricted stock	—	—	6,379	—	(6,379)	—	—
Compensation expense associated with restricted stock plans	—	—	750	—	7,435	—	8,185

Balance at December 31, 2002	—	42	1,006,416	(126,803)	(1,047)	—	878,608
Net income				40,733			40,733
Issuance of common stock		4	126,424				126,428
Equity issuance costs			(3,375)				(3,375)
Common stock distributions ($2.10 per share)				(90,197)			(90,197)
Amendment of warrants			86				86
Issuance of restricted stock			6,183		(5,993)		190
Compensation expense associated with restricted stock plans			782		5,217		5,999

Balance at December 31, 2003	$—	$46	$1,136,516	$(176,267)	$(1,823)	$—	$958,472

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$40,733	$14,443	$12,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,964	70,023	64,051
Amortization of deferred debt financing costs	2,066	2,898	4,784
Amortization of debt premiums	(821)	—	—
Amortization of stock-based compensation	6,085	8,185	1,463
Net gains on sales of real estate investments and equipment	(2,683)	(3,308)	(4,159)
Net derivative losses (gains)	—	7,766	(986)
Loss on prepayment of debt	—	6,730	—
Income allocated to Series B and C preferred units	6,656	6,656	6,656
Income allocated to minority interests	257	235	—
Changes in operating assets and liabilities, net of effect of Bradley acquisition in 2000	7,583	7,544	(5,319)

Net cash provided by operating activities	138,840	121,172	78,726

Cash flows from investing activities:
Net cash used for acquisition of Bradley	—	(220)	(3,710)
Acquisitions and additions to real estate investments	(165,083)	(134,449)	(54,626)
Net proceeds from sales of real estate investments	15,528	10,400	23,257
Expenditures for capitalized leasing commissions	(4,933)	(4,292)	(3,455)
Expenditures for furniture, fixtures and equipment	(795)	(696)	(682)

Net cash used by investing activities	(155,283)	(129,257)	(39,216)

Cash flows from financing activities:
Proceeds from mortgage loans payable	—	4,599	7,000
Repayments of mortgage loans payable	(16,390)	(22,339)	(8,740)
Repayments of unsecured notes payable	—	—	(475)
Proceeds from draws under line of credit facility	134,000	373,000	71,000
Repayments of draws under line of credit facility	(125,000)	(482,000)	(51,000)
Interest rate collar termination payment	—	(6,788)	—
Proceeds from subordinated debt	—	—	50,000
Proceeds from subordinated debt issued through related parties	—	—	—
Repayment of subordinated debt to related party	—	(100,000)	(50,000)
Distributions paid to exchangeable limited partnership unit holders	(715)	(290)	(29)
Distributions paid to Series B and C preferred unit holders	(6,656)	(6,656)	(5,021)
Preferred stock distributions paid	—	(25,109)	(43,282)
Common stock distributions paid	(87,727)	(50,953)	(3,704)
Expenditures for debt financing costs	(180)	(3,902)	(1,943)
Expenditures for issuance of common stock	(3,320)	(28,146)	(1,256)
Proceeds from issuance of common stock	126,428	352,014	—

Net cash provided (used) by financing activities	20,440	3,430	(37,450)

Net (decrease) increase in cash and cash equivalents	3,997	(4,655)	2,060
Cash and cash equivalents:
Beginning of year	1,491	6,146	4,086

End of year	$5,488	$1,491	$6,146

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001

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

        Heritage is a fully-integrated, self-administered and self-managed REIT and is focused on the acquisition, ownership, management, leasing and redevelopment of primarily grocer-anchored neighborhood and community shopping centers principally in the Eastern and Midwestern United States. In 2003, the Company expanded its operations to include the Southwestern U.S. with its Trademark Portfolio Acquisition consisting of 8 properties. At December 31, 2003, the Company owned 162 shopping centers and four office buildings.

        Heritage Property Investment Limited Partnership ("Heritage OP") and Bradley Operating Limited Partnership ("Bradley OP") are subsidiaries through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of December 31, 2003, the Company owned directly or indirectly all of the ownership interests in the Heritage OP and approximately 99% of the voting interests in the Bradley OP, and is the sole general partner of Heritage OP and Bradley OP. This structure is commonly referred to as an umbrella partnership REIT or UPREIT.

Initial Public Offering

        On April 29, 2002, the Company completed its initial public offering ("IPO") of its common stock and, when combined with the exercise of the Underwriter's overallotment, sold a total of 14,080,556 shares of its common stock in the IPO at a price of $25.00 per share.

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

Issuance of Public Equity

        In December 2003, the Company completed a secondary public offering of our common stock and sold a total of 3,932,736 shares, including the Underwriter's over-allotment of 432,736 shares, at a net price of $28.27 per share. The net proceeds of $111 million from this offering were used to repay indebtedness, including the $60 million bridge loan incurred in connection with the Trademark Portfolio

Acquisition. The Company's two largest stockholders at the time, Net Realty Holding Trust, a subsidiary of NETT, and Prudential, also took part in the offering. Prudential sold approximately $61 million of stock in the offering, reducing its ownership percentage to approximately 6.6%. In addition, NETT exercised its contractual preemptive right and purchased approximately 40%, or $44 million of the shares sold in the offering.

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

        Management considers those estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most subjective judgments, to form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies include the useful lives used to calculate depreciation and amortization expense on real estate investments, judgments regarding the recoverability or impairment of each real estate investment, judgments regarding the ultimate collectibility of accounts receivable, and assumptions used in accounting for and disclosures of the Company's interest rate hedging activities.

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

        Real estate investments held for sale are carried at the lower of carrying amount or fair value less costs to sell. Depreciation and amortization are suspended during the period held for sale. There were no properties classified as held for sale at December 31, 2003. The net carrying value of properties held for sale at December 31, 2002 was $1.6 million and were sold during the first quarter of 2003.

        Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144") requires the Company to periodically perform reviews of its properties to determine if their carrying amounts will be recovered from future operating cash flows. If the Company determines that impairment has occurred, those assets shall be reduced to fair value. No such impairment losses have been recognized to date.

        In addition, SFAS No. 144 retains the basic provisions of Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presenting discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS No. 144 on January 1, 2002 and accordingly, the operating results of real estate sold or classified as held for sale during the years ended December 31, 2003 and 2002, have been reclassified and reported as discontinued operations for the years ended December 31, 2003, 2002 and 2001. SFAS No. 144 did not affect the operating results of properties sold or classified as held for sale prior to January 1, 2002 (see Note 3).

        The Company applies Statement of Financial Accounting Standards No. 141, Business Combinations, to property acquisitions. Accordingly, SFAS No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

        The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

        In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

        The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

        Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred and amounted to $6.3 million, $6.0 million and $5.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Upon sale or other disposition of the real estate investment, the cost and related accumulated depreciation and amortization are removed and the resulting gain or loss, if any, is reflected in net income. Interest on significant construction projects is capitalized as part of the cost of real estate investments. Interest capitalized for the years ended December 31, 2003, 2002 and 2001 was $0, $151,000 and $65,000, respectively.

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

        The Company capitalizes internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. These costs amounted to $2.9 million and $2.3 million during the years ended December 31, 2003 and 2002, respectively.

Revenue Recognition

        Management has determined that all of the Company's leases with its various tenants are operating leases. Rental income from such leases with scheduled rent increases is recognized using the straight-line method over the terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions amounted to $16.5 million and $11.4 million at December 31, 2003 and 2002, respectively, and is included in accounts receivable, net of an allowance for doubtful accounts. Rental revenue recognized over cash received is included in revenue from rental and recoveries for the years ended December 31, 2003, 2002 and 2001 and amounted to $6.0 million, $4.2 million and $3.8 million, respectively.

        Leases for both retail and office space generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. In addition, certain of the Company's operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until such specified targets are met. Reimbursements for both operating expenses and real estate taxes as well as contingent rental income during the years ended December 31, 2003, 2002 and 2001 were $70.0 million, $67.4 million and $59.5 million, respectively. These items are included in revenue from rentals and recoveries in the consolidated statements of income.

        Allowances for uncollectible receivables are charged against revenue from rentals and recoveries and amounted to $4.8 million, $3.8 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        The fair value of the Company's fixed rate mortgage loans and unsecured notes payable, which is based on estimates made by management for rates currently prevailing for comparable loans and notes of comparable maturities, exceeds the aggregate carrying value by approximately $47 million and $51 million at December 31, 2003 and 2002, respectively. The Company's line of credit facility and former subordinated debt are at variable rates, resulting in carrying values that approximate fair value at December 31, 2003 and 2002.

Hedging Activities

        From time to time, the Company uses derivative financial instruments to limit its exposure to changes in interest rates. The Company was not a party to any hedging agreement with respect to its floating rate debt as of December 31, 2003 or 2002. The Company has in the past used derivative financial instruments to manage, or hedge, interest rate risks related to its borrowings, from lines of credit to medium and long-term financings. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. The Company does not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        If interest rate assumptions and other factors used to estimate a derivative's fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected. Furthermore, future changes in market interest rates and other relevant factors could increase the fair value of a liability for a derivative, increase future interest expense, and result in lower net income.

Stock-Based Compensation

        The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, during the year ended December 31, 2002. At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock option grants is reflected in the Company's reported results, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per-share data):

	Year ended December 31,
	2003	2002	2001
Net income (loss) attributable to common shareholders, as reported	$40,733	$(187)	$(32,104)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards*	619	403	—

Pro forma net income (loss) attributable to common shareholders	$40,114	$(590)	$(32,104)
Income (loss) per share:
Basic—as reported	$0.97	$(0.01)	$(4.71)
Basic—pro forma	$0.96	$(0.02)	$(4.71)
Diluted—as reported	$0.96	$(0.01)	$(4.71)
Diluted—pro forma	$0.95	$(0.02)	$(4.71)

*
The Company estimated the fair value of options granted prior to the date of the initial filing of its Registration Statement (September 7, 2001) using the minimum value method, which resulted in no fair value for such options. The Company estimated the fair value for subsequent options granted using the Black Scholes option-pricing model (see Note 11).

Earnings Per Share

        In accordance with SFAS No. 128, Earnings Per Share ("SFAS No. 128") basic earnings per common share is computed by dividing net income attributable to common shareholders (defined as net income less paid and accrued preferred stock distributions and accretion of redeemable equity) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the Company.

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

3.    Real Estate Investments

Summary

        A summary of real estate investments follows as of December 31 (in thousands):

	2003	2002
Land	$345,618	$319,129
Land improvements	187,799	168,246
Buildings and improvements	1,808,759	1,639,494
Tenant improvements	46,972	34,694
In-Place lease value	9,955	—
Improvements in process	10,825	16,970

	2,409,928	2,178,533
Accumulated depreciation and amortization	(242,953)	(170,029)

Net carrying value	$2,166,975	$2,008,504

Acquisitions

        During the year ended December 31, 2003, the Company completed the acquisition of eleven shopping centers, eight of which are grocer-anchored, aggregating 2,137,000 square feet of gross leasable area ("GLA"), of which the Company acquired 1,716,000 square feet of GLA. The aggregate acquisition price of the shopping centers was $224.2 million, which was funded with borrowings under the Company's line of credit, assumptions of mortgage loans payable at their estimated fair market value, and a short term bridge loan.

        During the year ended December 31, 2002, the Company completed the acquisition of ten shopping centers, nine of which are grocer-anchored, aggregating 3,147,000 square feet of GLA, of which the Company acquired 2,355,000 square feet of GLA. The aggregate acquisition price of the shopping centers was $208.5 million, which was funded with borrowings under the Company's line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of exchangeable units of limited partnership interest in one of the Company's operating partnerships. In addition, the Company completed the acquisition of two parcels at company-owned shopping centers aggregating 70,000 square feet GLA, for a total acquisition price of $6.5 million, which was funded with borrowings under the Company's line of credit facility and cash provided by operations.

        During the year ended December 31, 2001, the Company completed the acquisition of three shopping centers, two of which are grocer-anchored, aggregating 708,000 square feet of GLA, of which the Company acquired 495,000 square feet of GLA. The aggregate acquisition price of the shopping centers was $40.0 million, which was funded with borrowings under the Company's previous line of credit and the assumption of a mortgage loan payable. Also during 2001, the Company completed the acquisitions of a development land parcel and a 17,000 square foot parcel at a company-owned shopping center for acquisition prices of $1.3 million and $1.0 million, respectively. The acquisitions were funded with borrowings under the Company's previous line of credit and cash provided by operations.

Dispositions

        In September 2003, the Company completed the disposition of River Ridge Marketplace located in Asheville, North Carolina for $13.2 million, resulting in a gain of $1.9 million. The results of operations of River Ridge Marketplace have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

        In January and February 2003, the Company completed the sales of its 10 remaining single-tenant properties for $2.4 million, resulting in a gain of $0.8 million. These single-tenant properties were classified as held for sale at December 31, 2002.

        In March 2002, the Company completed the sale of the Flower Hill office building located in Roslyn, New York, for $4.2 million, resulting in a net gain on sale of $1.4 million. The Flower Hill building was classified as held for sale at December 31, 2001.

        In September 2002, the Company completed the sale of its only ground-up development property located in Mishawaka, Indiana for $5.7 million, resulting in a net gain on sale of $1.6 million. There were no clearly distinguishable operations and cash flows from this development entity prior to the sale. Therefore, the gain on sale of this property is included as a component of income before discontinued operations.

        In September 2002, the Company completed the sale of one of its single-tenant properties for $0.5 million, resulting in a net gain on sale of $0.4 million. The operations of this property, combined with the operations of the remaining single tenant properties, were reported as income from discontinued operations in 2002 and their respective 2001 results of operations were reclassified to income from discontinued operations.

        During the year ended December 31, 2001, the Company sold a shopping center and two office buildings at an aggregate sales price of $18.3 million, resulting in an aggregate net gain on sale of $1.8 million. In addition, the Company sold two single-tenant properties for an aggregate sales price of $5.0 million, resulting in an aggregate net gain on sale of $2.3 million.

4.    Supplemental Cash Flow Information

        During 2003, 2002 and 2001, interest paid was $67.8 million, $70.7 million, and $85.0 million, respectively, and net state income and franchise tax payments were $0.4 million, $0.1 million, and $0.7 million, respectively.

        During 2003, the Company assumed $80.5 million of existing debt in connection with the acquisition of six shopping centers. Included in accrued expenses and other liabilities at December 31, 2003 are accrued expenditures for real estate investments of $5.7 million and accrued expenses of $0.1 million for the issuance of common stock.

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

5.    Operating Leases

        Scheduled future minimum rental payments to be received under the Company's non-cancelable operating leases are as follows at December 31, 2003 (in thousands):

Year Ending December 31	Amount
2004	$233,748
2005	215,327
2006	188,940
2007	164,033
2008	134,795
Thereafter	728,413

Total minimum future rentals	$1,665,256

6.    Minority Interests

Series B and C Preferred Units

        The Bradley OP has outstanding 2,000,000 units of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units and 1,000,000 units of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (together, the "Series B and C Preferred Units"). The Series B and C Preferred Units were issued during 1999 to investors at a price of $25.00 per unit. The Series B and C Preferred Units are callable by the Bradley OP after five years from the date of issuance at a redemption price equal to the redeemed holder's capital account plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Bradley OP may elect to deliver shares of 8.875% Series B or C Cumulative Redeemable Perpetual Preferred Stock, as appropriate, of the Company, on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. Holders of the Series B and C Preferred Units have the right to exchange their Series B and C Preferred Units for shares of Series B and C Preferred Shares on a one-for-one basis after ten years from the original date of issuance, subject to certain limitations. Income is allocated to the Series B and C Preferred Units, which have been reported as minority interests in the accompanying financial statements, in amounts equal to the distributions or dividends thereon. The Series B Cumulative Redeemable Perpetual Preferred Units were redeemed by the Company subsequent to year-end (see note 15).

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

Other Minority Interests

        The Company also assumed other minority interests in its acquisition of Bradley that participate in earnings based on terms specified in their partnership agreements. These minority interests amounted to $2.4 million at December 31, 2003 and 2002.

7.    Debt

Mortgage Loans Payable

        Mortgage loans consist of various non-recourse issuances collateralized by 67 and 63 real estate investments with an aggregate net carrying value of $958.0 million and $869.7 million at December 31, 2003 and 2002, respectively. The loans require monthly payments of principal and interest through 2020 at interest rates ranging from 3.12% to 10.13% and have a weighted average effective interest rate of 7.50% at December 31, 2003. The loans are generally subject to prepayment penalties.

        Mortgage loans payable consisted of the following at December 31 (in thousands):

Property	Effective Interest Rate	Contractual Interest Rate	Maturity	2003(1)	2002(2)
Kimberly West	7.88%	7.88%	January 2003	$—	$3,519
Martin's Bittersweet Plaza	8.88%	8.88%	June 2003	—	2,975
Miracle Hills Park	8.28%	8.28%	August 2004	3,594	3,672
The Commons of Chancellor Park	8.48%	8.48%	November 2004	12,374	12,745
Franklin Square	9.00%	9.00%	June 2005	14,019	14,418
Williamson Square	8.00%	8.00%	August 2005	11,170	11,479
Riverchase Village Shopping Center	7.62%	7.62%	September 2005	10,074	10,361
Meridian Village Plaza	5.05%	7.88%	May 2006	5,753	—
Spring Mall	9.39%	9.39%	October 2006	8,250	8,350
Southport Center	6.94%	6.94%	July 2007	10,000	10,000
Innes Street Market	7.63%	7.63%	October 2007	13,156	13,458
Southgate Shopping Center	8.38%	8.38%	October 2007	2,496	2,589
Salem Consumer Square	10.13%	10.13%	September 2008	10,703	11,101
St. Francis Plaza	8.13%	8.13%	December 2008	1,042	1,204
Buckingham Place	5.89%	7.88%	August 2009	5,909	—
County Line Plaza	5.64%	7.91%	August 2009	18,983	—
Trinity Commons	5.64%	7.93%	August 2009	16,323	—
8 shopping centers, cross collateralized	7.82%	7.82%	December 2009	81,404	82,864
Montgomery Commons	6.38%	8.48%	January 2010	8,695	8,872
Warminster Towne Center	6.01%	8.24%	February 2010	22,354	22,922
Clocktower Place	5.75%	8.56%	April 2010	14,527	—
545 Boylston Street and William J. McCarthy Building	8.26%	8.26%	October 2010	35,387	35,942
29 shopping centers, cross collateralized	7.88%	7.88%	October 2010	237,741	239,906
Spradlin Farm	6.53%	7.25%	January 2012	18,251	—
Bedford Grove	7.86%	7.86%	March 2012	4,503	4,826
Berkshire Crossing	3.12%	3.12%	November 2012	15,094	15,661
Grand Traverse Crossing	7.42%	7.42%	January 2013	13,642	13,938
Salmon Run	8.10%	8.95%	September 2013	5,248	5,533
Elk Park Center	7.64%	7.64%	August 2016	8,519	8,775
Grand Traverse Crossing—Wal-Mart	7.75%	7.75%	October 2016	5,314	5,455
Montgomery Towne Center	8.50%	8.50%	March 2019	7,394	7,716
Bedford Grove—Wal-Mart	7.63%	7.63%	November 2019	4,208	4,339
Berkshire Crossing—Home Depot/Wal-Mart	7.63%	7.63%	March 2020	6,838	7,043

Total mortgage loans payable				$632,965	$569,663

(1)
The principal amount shown has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated principal balance at December 31, 2003 was $622,542.

(2)
The principal amount shown has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated principal balance at December 31, 2002 was $565,792.

Unsecured Notes Payable

        In its acquisition of Bradley in September 2000, Heritage assumed unsecured notes payable consisting of a $100 million 7.0% fixed-rate issue maturing on November 15, 2004; $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $2.0 million of other debt. The amount of unsecured notes payable outstanding at December 31, 2003 and 2002 was $201.5 million.

Line of Credit Facility

        On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. This line of credit replaced the Company's prior $425 million senior unsecured credit facility, which was repaid with proceeds from the IPO. The prior line of credit consisted of a $275 million revolving line of credit and a $150 million term loan and bore interest at a variable rate based on LIBOR and had a maturity date of September 18, 2002. The Company's two operating partnerships are the borrowers under this line of credit, and Heritage and certain of Heritage's other subsidiaries have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At December 31, 2003 and 2002, $243 million and $234 million were outstanding under the line of credit, respectively.

        This line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company's debt rating, and requires monthly payments of interest. The variable rate in effect at December 31, 2003, including the lender's margin of 105 basis points, and borrowings outstanding at the base rate, was 2.22%. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 basis points to 25 basis points, depending upon the Company's debt rating, and requires quarterly payments.

        This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the making of investments. This line of credit also, except under some circumstances, including as necessary to maintain the Company's status as a REIT, limits the Company's ability to make distributions in excess of 90% of annual funds from operations, as defined. As of December 31, 2003, we were in compliance with all of the financial covenants under the line of credit facility.

        Upon entering into this line of credit and repayment of the prior senior unsecured credit facility, the Company wrote off unamortized deferred financing costs and recognized a loss of $4.2 million on this transaction in 2002 which was reclassified to an operating expense from an extraordinary item upon the Company's adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on January 1, 2003.

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

        On April 30, 2001, the Company modified the interest rate terms under the Subdebt. This modification resulted in the lender's margin being reduced from its originally scheduled 6% and 8% increasing-rate levels to 5% for the remaining term of the Subdebt. The Company determined that this modification did not result in an early extinguishment of debt. The fees incurred to modify the terms of the Subdebt were $1.8 million and were being amortized over the remaining term of the debt.

        The Company used $100 million of the net proceeds from the IPO to repay in full the Subdebt outstanding. In connection with the full repayment, the Company wrote off unamortized deferred financing costs and recognized a loss of $2.5 million which was reclassified to an operating expense from an extraordinary item upon the Company's adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on January 1, 2003.

Scheduled Principal Repayments

        Scheduled principal repayments on aggregate outstanding debt at December 31, 2003 are as follows (in thousands):

Year Ending December 31	Amount
2004	$126,591
2005	287,650
2006	25,278
2007	35,006
2008	119,952
Thereafter	472,555

Total due(1)	$1,067,032

(1)
The aggregate principal repayment amount of $1,067,032 does not reflect the unamortized adjustment of $10,423 to increase the carrying amount to fair value for nine mortgages assumed as of December 31, 2003.

8.    Related Party Transactions

Transactions with NETT

        Preferred and common distributions paid to NETT in 2003, 2002 and 2001 were $37.8 million, $47.7 million and $38.0 million, respectively. At December 31, 2003 and 2002, distributions payable to NETT were $10.3 million and $9.5 million, respectively.

        Included in accounts payable, accrued expenses and other liabilities at December 31, 2002 is $0.7 million due to NETT. This amounts represented standard post closing adjustments related to the contribution of the real estate investments and related assets and liabilities to the Company and was paid in full during 2003.

        In connection with the formation of Heritage, environmental studies were not completed for all of the contributed properties. NETT has agreed to indemnify the Company for environmental costs up to $50 million. The environmental costs include completing environmental studies and any required remediation. Since our formation in July 1999, the Company has been reimbursed by NETT for approximately $1.8 million of environmental costs pursuant to this indemnity.

        In November 1999, the Company entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by the Company. The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company will manage the building. The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in January 2003. The first tenants began occupying this office building in October 2003. The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through December 31, 2003.

        In February 2004, the Company entered into an eleven-year lease with this joint venture for the lease of approximately 31,000 square feet of space and moved its corporate headquarters to this space during the first quarter of 2004. The terms of this lease, which were negotiated on an arms-length basis, were approved by the Company's Audit Committee and Board of Directors.

Boston Office Lease

        In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space at the 535 Boylston Street office building to NETT for its Boston offices. Net Realty Holding Trust assigned this lease to the Company as part of the Company's formation. The current term of this lease expires on June 30, 2005 and under this lease, NETT pays the Company $648,000 per year in minimum rent.

Transactions with Prudential

        Preferred and common distributions paid to Prudential in 2003, 2002 and 2001 were $10.4 million (none of which were preferred distributions), $11.6 million and $8.6 million, respectively. At December 31, 2003 and 2002, distributions payable to Prudential were $1.4 million and $2.6 million, respectively.

        Prudential received advisory and other fees totaling $3.4 million in connection with the IPO, which have been included as equity issuance costs. These fees were incurred in the second quarter of 2002. Upon completion of the IPO and payment of these fees, the Company's advisory arrangements with Prudential were terminated.

        On April 30, 2001, in conjunction with the modification of its now repaid $100 million subordinated debt, the Company used the proceeds of a $50 million loan from a lender to repay the

$50 million of subordinated debt previously held by Prudential. Interest expense paid to Prudential for this issue during the year ended December 31, 2001 was $2.0 million.

        In connection with its providing of advisory services to the Company, Prudential received warrants to acquire shares of the Company's common stock at an exercise price of $25.00 per share, which was assumed to be equal to the fair value of the stock at the date the warrants were issued. On July 9, 1999, 75,000 of the warrants were issued with an expiration date of July 9, 2003, and on September 18, 2000, 300,000 warrants were issued with an expiration date of September 18, 2004. The warrants had an estimated fair value at issuance of $0.2 million and $0.9 million, respectively, and such amounts were recorded as additional paid-in capital.

        In February 2003 the Company extended the expiration date of all warrants to April 29, 2007. The Company recorded a charge of $0.1 million in connection with this modification.

        A portion of redeemable equity, representing costs associated with prior equity transactions with Prudential, is reclassified as a charge to earnings for each quarter over the redemption period. This charge, which is recorded as accretion of redeemable equity in the accompanying consolidated statements of income, amounted to $0.3 million and $1.0 million for the years ended December 31, 2002, and 2001, respectively. As a result of the IPO, all redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis.

9.    Segment Reporting

        The Company predominantly operates in one industry segment—real estate ownership and management of retail properties. As of December 31, 2003 and 2002, the Company owned 162 and 152 community and neighborhood shopping centers, respectively. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Company defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

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

	For the year ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$40,733	41,963	$0.97
Effect of dilutive securities:
Stock options and warrants	—	211	—
Anticipated stock compensation	—	22	—
Operating partnership units	257	340	0.76

Diluted income per share:
Net income attributable to common shareholders	$40,990	42,536	$0.96

	For the year ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net loss attributable to common shareholders	$(187)	30,257	$(0.01)
Effect of dilutive securities:
Anticipated stock compensation(1)	—	29	—

Diluted loss per share:
Net loss attributable to common shareholders	$(187)	30,286	$(0.01)

(1)
In accordance with SFAS No. 128, anticipated stock compensation is included in this reconciliation even though the effect is anti-dilutive, because income before extraordinary items, rather than net loss attributable to common shareholders, is used as the "control number" in determining whether potential common shares are dilutive or anti-dilutive.

        For the years ended December 31, 2002 and 2001, preferred stock distributions of $14.3 million, and $43.3 million, respectively, and the effect of the assumed conversion of convertible preferred stock and exchangeable minority interests outstanding into shares of common stock at the beginning of each year were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive. At December 31, 2002 and 2001, options and warrants to purchase 2,415,527 and 1,376,500 shares, respectively, of common stock at $25.00 per share were outstanding but were not included in the computation of diluted loss per common share because their exercise price was not below the fair value of the common shares and would therefore not dilute basic loss per common share.

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

        The Company's 2000 Equity Incentive Plan, as amended, (the "Plan") authorizes options and other stock-based compensation awards to be granted to employees and directors for up to 5,700,000 shares of common stock. The Compensation Committee of the Board of Directors administers the Plan and is responsible for selecting persons eligible for awards and for determining the term and duration of any award.

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

        A summary of option transactions during the periods covered by these consolidated financial statements is as follows:

	Shares	Weighted Average Exercise price per share
Outstanding at December 31, 2000	707,000	25.00
Granted	420,750	25.00
Cancelled	(126,250)	25.00
Exercised	—	—

Outstanding at December 31, 2001	1,001,500	25.00
Granted	1,096,352	24.99
Cancelled	(46,125)	25.00
Exercised	—	—

Outstanding at December 31, 2002	2,051,727	$24.99
Granted	737,751	$24.39
Cancelled	(11,500)	$24.65
Exercised	(487,655)	$24.90

Outstanding at December 31, 2003	2,290,323	$24.79

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted-Average Exercise Price
$23.95-$25.00	2,290,323	7.78	$24.79	1,330,272	$25.00

        The Company has estimated the fair value of options granted prior to September 7, 2001 (the initial filing of the Company's Registration Statement) using the minimum value method, which SFAS No. 123 indicates may be used by nonpublic companies and which excludes the expected volatility of the Company's stock. The Company applied this method incorporating the following weighted-average assumptions: dividend yield of 8.25%; risk-free interest rate of 5%; expected life of 4 years; and no expected volatility. Had compensation cost for these options been determined in accordance with SFAS No. 123, the Company's net income and basic and diluted loss per common share would have been unchanged from reported amounts for the year ended December 31, 2001. There were no stock options granted between September 7, 2001 and December 31, 2001.

        In addition to the 737,751 options granted during the year ended December 31, 2003, the Company is contractually obligated as of December 31, 2003 to issue an additional 140,000 options to the Company's Chief Executive Officer based on the Company's 2003 performance. For purposes of the pro forma amounts below, the Company recognizes compensation expense over the performance and vesting periods. The per-share weighted-average fair value of the 737,751 options issued and 140,000 options accrued during the year ended December 31, 2003 was $1.30. The per-share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	8.4%
Expected life of option	6 years
Risk-free interest rate	3%
Expected stock price volatility	20%

        The compensation cost under SFAS 123 for the stock performance-based plan would have been $0.6 million and $0.4 million for the years ended December 31, 2003 and 2002. Had compensation cost for the Company's grants under stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss), and net income (loss) per common share for 2003, 2002 and 2001 would approximate the pro forma amounts below (in thousands, except per-share data):

	Year Ended December 31,
	2003	2002	2001
Net income (loss) attributable to common shareholders	$40,114	$(590)	$(32,104)
Net income (loss) per common share—basic	$0.96	$(0.02)	$(4.71)
Net income (loss) per common share—diluted	$0.95	$(0.02)	$(4.71)

        The effects of applying SFAS 123 in the pro-forma disclosure are not indicative of future amounts and anticipated awards.

        Subsequent to December 31, 2003, pursuant to the Plan, the Company granted 539,654 stock options, including the 140,000 options referred to above, at exercise prices ranging from $28.47 to $28.65 per share. The options vest at a rate of one-third per year on the anniversary of the grant date and have a duration of ten years.

Restricted Shares

        In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a fair market value per share of $23.65 on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003, based on the continued employment of these individuals with the Company through that date. During the years ended December 31, 2003 and 2002, the Company recognized $1.1 million and $2.6 million of compensation expense related to these shares, respectively.

        On March 3, 2003, the Company issued the second installment consisting of 155,000 shares based on a value of $24.36 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 3, 2004, based on the continued employment of these individuals with the Company through that date. During the year ended December 31, 2003, the Company recognized $3.3 million of compensation expense related to these shares, including the vesting of 20,000 shares issued to an officer which were accelerated upon his departure from the Company. The unamortized compensation expense of $0.5 million is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining vesting period.

        On March 1, 2004, the Company issued the third installment consisting of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a value of $29.76 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 1, 2005, based on the continued employment of these individuals with the Company through that date.

        During the year ended December 31, 2001, the Company granted shares of restricted stock with no performance-based conditions and no exercise price to certain employees. Grantees immediately receive distributions and voting rights on shares granted, and the shares vest over a period of five years. Compensation expense is recognized over the vesting periods. During the year ended December 31, 2001, compensation expense recognized was $1.5 million based on a fair value per share of $25.00 at the grant date.

        Upon completion of the IPO in the second quarter of 2002, all contractual restrictions on transfer and forfeiture provisions that existed on restricted shares previously granted to members of senior management and other key employees terminated. As a result, in 2002, the Company incurred compensation expense, including the reimbursement of a portion of the taxes paid by two employees, of $6.8 million on the restricted shares, which is comprised of $4.3 million of stock compensation expense and $2.5 million for the reimbursement of a portion of such taxes.

        Following is a table summarizing restricted stock activity during the years ended December 31:

	2003	2002	2001
Unvested shares outstanding at beginning of year	155,000	84,111	60,000
Shares issued	276,500	263,565	84,497
Shares forfeited	—	—	(1,830)
Shares vested	(193,000)	(192,676)	(58,556)

Unvested shares outstanding at end of year	238,500	155,000	84,111

        During the year ended December 31, 2003, the Company accrued $1.1 million of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to approximately 110,000 shares of restricted stock that were issued by the Company on February 17, 2004 for 2003 performance. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and three-year vesting periods.

        During the years ended December 31, 2003 and 2002, the Company recognized $1.2 million and $1.1 million, respectively, of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to approximately 119,500 shares of restricted stock that were issued by the Company on March 3, 2003 for 2002 performance. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and three-year vesting periods. The unamortized compensation expense of $1.3 million is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining vesting period.

12.    Commitments and Contingencies

Retirement Savings Plan

        Effective in January 2000, the Company began to offer its employees a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Under the Plan, the Company provides matching contributions. These matching contributions are currently equal to 100% of the employee's contribution up to 3% of the employee's compensation, and 50% of the employee's contribution in excess of 3% and up to 5% of the employee's compensation. These employer contributions aggregated $0.3 million, $0.3 million, and $0.2 million in 2003, 2002 and 2001, respectively, and vested immediately.

        Effective in January 2000, the Company adopted a non-qualified executive retirement plan ("SERP"). Benefits payable under the SERP are based upon a percentage of each participant's average annual cash compensation, consisting of base salary and cash bonus, for the three calendar years of the last ten years of employment which produce the highest average amount. Benefits earned under the SERP vest over varying periods ranging from eight to ten years. Participants may begin to receive payments under the SERP following either their 60th or 65th birthday depending on the terms of their individual agreement. Benefits under the SERP will terminate upon the participant's death. The Company has accrued a liability pursuant to the SERP of $4.2 million and $2.9 million, at December 31, 2003 and 2002, respectively.

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

        The Company had no derivatives at December 31, 2003 or 2002. The Company's only derivative at December 31, 2001 was an interest rate "collar" entered into pursuant to and as a condition of the Company's prior line of credit facility. This collar limited the variable interest rate range on the entire $150 million term loan under the prior line of credit to a floor of 6% and a cap of 8.5% through September 18, 2003, the date of maturity of the prior line of credit. The derivative was classified as a cash flow hedge and the fair value of the derivative was included in accrued expenses and other liabilities as of December 31, 2001. For purposes of determining hedge effectiveness, the Company excludes the time value element of the collar. As of January 1, 2001, the adoption of SFAS No. 133 resulted in the recognition of a loss of $2.5 million, which is reported as a cumulative transition adjustment to accumulated other comprehensive loss (a component of changes in shareholders' equity). The net increase in the fair value of the liability for the collar during the year ended December 31, 2001 was $5.3 million, which resulted from a net gain recognized in income during the year ended December 31, 2001 of $1.0 million (representing the time value component of the collar excluded from the assessment of hedge effectiveness), a net loss of $6.3 million charged to accumulated other comprehensive loss.

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

14.    Supplementary Quarterly Data (unaudited)

        The tables below reflect the Company's selected quarterly information for the years ended December 31, 2003 and 2002. Certain 2003 and 2002 amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per-share data):

	Quarter ended
	March 31	June 30	September 30	December 31
2003
Revenue from rentals and recoveries	$75,158	$72,440	$74,332	$78,745
Net income	$11,220	$8,679	$10,656	$10,176
Net income attributable to common shareholders	$11,220	$8,679	$10,656	$10,176
Basic and diluted net income per common share*	$0.27	$0.21	$0.25	$0.24
	Quarter ended
	March 31	June 30	September 30	December 31
2002
Revenue from rentals and recoveries	$66,052	$68,873	$69,693	$71,551
Net income (loss)	$4,923	$(11,207)	$11,661	$9,066
Net (loss) income attributable to common shareholders	$(6,197)	$(14,738)	$11,661	$9,066
Basic and diluted net (loss) income per common share*	$(0.90)	$(0.48)	$0.28	$0.22

*
Income (loss) per common share is computed independently for each of the quarters presented, which when added together do not equal income (loss) per common share for the year.

15.    Subsequent Events

        On March 11, 2004, Prudential informed the Company that it was exercising all of its 375,000 warrants in accordance with the cashless exercise provisions of its warrant agreement. Pursuant to the warrant agreement, on March 12, 2004, the Company issued Prudential 68,166 shares of common stock in full settlement of the warrants. The Company will not incur any additional expense under SFAS No. 123 as a result of the exercise of the warrants.

        On March 8, 2004, in anticipation of completing an unsecured debt financing during the late first or second quarter of 2004, the Company entered into forward starting interest rate swaps with a total notional amount of $192,450,000. The purpose of these forward swaps is to mitigate the risk of changes in interest rates in the near term. These swaps will have no impact on the Company's current unsecured indebtedness.

        On February 23, 2004, the Company redeemed all outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of Bradley Operating Limited Partnership, a subsidiary operating partnership. The Company redeemed all 2,000,000 of the outstanding Series B Preferred Units at a redemption price of $25.00 per unit, plus approximately $0.3266 of accrued and unpaid distributions, for an aggregate redemption price of approximately $25.3266 per unit. There were no unamortized issuance costs associated with the Series B Preferred Units, therefore, the Company did not incur a charge in connection with this redemption.

        On January 9, 2004, the Company entered into an agreement to sell one of its office buildings, the Fortune Office Building, located in New York, for a purchase price of $7.7 million. The transaction is expected be completed during the second quarter of 2004.

        In December 2003, the Company entered into a purchase and sale agreement to acquire Long Meadow Commons, a 119,000 square foot grocer-anchored community shopping center for approximately $19 million. The acquisition is expected to close in the second quarter of 2004, subject to customary closing conditions, and will be funded through the assumption of mortgage indebtedness and borrowings under the line of credit.

16.    Newly Issued Accounting Standards

        In December 2003, the Financial Accounting Standards Board, ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R applies to entities in which the equity investors do not bear the economic risks and rewards of the entity. An enterprise that is involved with another entity generally must assess whether that involvement requires consolidation under FIN 46R. Public companies must apply FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003. The Company does not believe the adoption of FIN 46R will have a material impact on the results of its operations, financial position, or liquidity.

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2003.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2003
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
RETAIL SHOPPING CENTERS
ALABAMA
Montgomery Commons Montgomery, AL	$8,695	$2,527	$8,459	$—	$2,527	$8,459	$10,986	$317	2002	15 - 39
Mongtomery Towne Center Montgomery, AL	7,394	4,307	14,421	7	4,307	14,428	18,735	886	2002	3 - 39
Riverchase Village Shopping Center Hoover, AL	10,074	4,094	13,718	473	4,094	14,191	18,285	2,672	1999	4 - 39
CONNECTICUT
Torrington Plaza Torrington, CT	237,741(1)	2,548	8,538	251	2,555	8,782	11,337	1,690	1999	2 - 39
FLORIDA
Barton Commons Rockledge, FL	(1)	1,652	5,546	445	1,652	5,991	7,643	1,083	1999	2 - 39
Naples Shopping Center Naples, FL	81,404(2)	4,783	16,029	366	4,784	16,394	21,178	2,999	1999	5 - 39
Park Shore Shopping Center Naples, FL	(1)	3,099	10,391	1,122	3,227	11,385	14,612	2,165	1999	5 - 39
Shoppers Haven Shopping Center Pompano Beach, FL	—	3,286	10,933	2,051	3,303	12,967	16,270	2,371	1999	4 - 39
Venetian Isle Shopping Center Lighthouse Point, FL	(1)	3,605	12,084	470	3,606	12,553	16,159	2,282	1999	2 - 39
GEORGIA
Shenandoah Plaza Newnan, GA	—	1,352	4,530	17	1,353	4,546	5,899	618	2000	4 - 39
ILLINOIS
Bartonville Square Bartonville, IL	—	572	1,914	225	572	2,139	2,711	277	2000	10 - 39
Butterfield Square Libertyville, IL	—	3,328	11,139	164	3,344	11,287	14,631	1,551	2000	5 - 39
The Commons of Chicago Ridge Chicago Ridge, IL	—	9,254	30,982	2,184	9,273	33,147	42,420	4,747	2000	4 - 39

S-III-1

The Commons of Crystal Lake Crystal Lake, IL	—	7,193	24,079	565	7,356	24,481	31,837	3,365	2000	4 - 39
Crossroads Centre Fairview Heights, IL	—	3,614	12,099	438	3,762	12,389	16,151	1,677	2000	9 - 39
Fairhills Shopping Center Springfield, IL	—	1,369	4,583	81	1,369	4,664	6,033	633	2000	3 - 39
Heritage Square Naperville, IL	—	5,554	18,593	484	5,554	19,077	24,631	2,642	2000	5 - 39
High Point Centre Lombard, IL	—	5,621	18,817	563	5,659	19,342	25,001	2,598	2000	9 - 39
Parkway Pointe Springfield, IL	—	1,059	3,546	—	1,059	3,546	4,605	483	2000	10 - 39
Rivercrest Crestwood, IL	—	10,043	33,620	646	10,042	34,267	44,309	4,616	2000	3 - 39
Rollins Crossing Round Lake Beach, IL	—	3,839	12,852	4	3,839	12,856	16,695	1,755	2000	4 - 39
Sangamon Center North Springfield, IL	—	2,450	8,204	132	2,450	8,336	10,786	1,132	2000	10 - 39
Sheridan Village Peoria, IL	—	5,293	17,716	1,491	5,505	18,995	24,500	2,533	2000	3 - 39
Sterling Bazaar Peoria, IL	—	1,619	5,419	542	1,750	5,830	7,580	758	2000	5 - 39
Twin Oaks Centre Silvis, IL	—	1,832	6,131	295	1,841	6,417	8,258	884	2000	5 - 39
Wardcliffe Shopping Center Peoria, IL	—	503	1,682	244	566	1,863	2,429	266	2000	5 - 39
Westview Center Hanover Park, IL	—	6,527	21,852	709	6,909	22,179	29,088	3,091	2000	5 - 39
INDIANA
Apple Glen Crossing Fort Wayne, IN	—	4,337	14,518	6	4,336	14,525	18,861	589	2002	15 - 39
County Line Mall Indianapolis, IN	—	4,616	15,451	1,423	4,615	16,875	21,490	2,129	2000	3 - 39

S-III-2

Double Tree Plaza Winfield, IN	—	1,404	4,703	110	1,420	4,797	6,217	662	2000	5 - 39
Germantown Shopping Center Jasper, IN	—	1,829	6,124	1,715	1,904	7,764	9,668	1,140	2000	3 - 39
King's Plaza Richmond, IN	—	983	3,290	498	1,111	3,660	4,771	542	2000	5 - 39
Lincoln Plaza New Haven, IN	—	1,241	4,155	148	1,241	4,303	5,544	612	2000	5 - 39
Martin's Bittersweet Plaza Mishawaka, IN	—	1,110	3,717	66	1,110	3,783	4,893	521	2000	3 - 39
Meridian Village Carmel, IN	5,753	3,120	10,446	—	3,120	10,446	13,566	293	2003	15 - 39
Rivergate Shopping Center Shelbyville, IN	—	1,299	4,350	206	1,299	4,556	5,855	614	2000	10 - 39
Sagamore Park Centre West Lafayette, IN	—	1,768	5,919	736	1,768	6,655	8,423	851	2000	4 - 39
Speedway SuperCenter Indianapolis, IN	—	11,446	38,322	2,450	11,545	40,673	52,218	5,561	2000	2 - 39
The Village Gary, IN	—	2,649	8,871	2,211	2,678	11,053	13,731	1,531	2000	3 - 39
Washington Lawndale Commons Evansville, IN	—	4,757	15,924	1,605	5,309	16,977	22,286	2,314	2000	3 - 39
IOWA
Burlington Plaza West Burlington, IA	—	1,409	4,719	142	1,489	4,781	6,270	658	2000	4 - 39
Davenport Retail Center Davenport, IA	—	1,355	4,539	—	1,355	4,539	5,894	619	2000	10 - 39
Kimberly West Davenport, IA	—	1,380	4,623	125	1,400	4,728	6,128	651	2000	5 - 39
Parkwood Plaza Urbandale, IA	—	1,950	6,527	136	1,950	6,663	8,613	903	2000	4 - 39
Southgate Shopping Center Des Moines, IA	2,496	994	3,327	377	1,200	3,498	4,698	493	2000	7 - 39

S-III-3

Spring Village Davenport, IA	—	673	2,255	533	762	2,699	3,461	372	2000	2 - 39
Warren Plaza Dubuque, IA	—	1,439	4,818	162	1,590	4,829	6,419	664	2000	10 - 39
KANSAS
Mid State Plaza Salina, KS	—	1,718	5,752	1,194	2,343	6,321	8,664	898	2000	4 - 39
Santa Fe Square Olathe, KS	—	2,465	8,252	541	2,680	8,578	11,258	1,183	2000	4 - 39
Shawnee Parkway Plaza Shawnee, KS	—	1,176	3,936	358	1,298	4,172	5,470	627	2000	2 - 39
Village Plaza Manhattan, KS	—	497	1,664	13	499	1,675	2,174	205	2001	10 - 39
Westchester Square Lenexa, KS	—	3,128	10,473	425	3,280	10,746	14,026	1,534	2000	2 - 39
West Loop Shopping Center Manhattan, KS	—	3,285	10,997	284	3,494	11,072	14,566	1,536	2000	3 - 39
KENTUCKY
Camelot Shopping Center Louisville, KY	—	1,659	6,198	52	1,659	6,250	7,909	793	2000	1 - 39
Dixie Plaza Louisville, KY	—	719	2,406	19	719	2,425	3,144	335	2000	5 - 39
Midtown Mall Ashland, KY	—	1,924	6,444	346	1,925	6,789	8,714	968	2000	3 - 39
Plainview Village Center Louisville, KY	—	2,701	9,044	865	2,738	9,872	12,610	1,326	2000	2 - 39
Stony Brook Louisville, KY	—	3,319	11,110	453	3,405	11,477	14,882	1,555	2000	3 - 39
MAINE
Pine Tree Shopping Center Portland, ME	(1)	2,390	8,018	1,535	2,401	9,542	11,943	1,806	1999	5 - 39
MASSACHUSETTS
Berkshire Crossing Pittsfield, MA	21,932	6,964	23,313	255	6,966	23,566	30,532	1,402	2002	6 - 39
Lynn Market Place Lynn, MA	(1)	1,340	4,490	441	1,340	4,931	6,271	895	1999	5 - 39

S-III-4

Watertower Plaza Leominster, MA	(1)	6,669	22,350	4,228	6,673	26,574	33,247	5,367	1999	4 - 39
Westgate Plaza Westfield, MA	(1)	2,062	6,911	198	2,079	7,092	9,171	1,282	1999	5 - 39
MICHIGAN
Cherry Hill Marketplace Westland, MI	—	2,639	4,113	6,301	2,640	10,413	13,053	1,383	2000	4 - 39
Grand Traverse Crossing Traverse City, MI	18,956	5,375	17,993	295	5,452	18,211	23,663	1,078	2002	5 - 39
The Courtyard Burton, MI	—	2,039	6,831	36	2,040	6,866	8,906	932	2000	4 - 39
Redford Plaza Redford, MI	—	5,520	18,482	514	5,521	18,995	24,516	2,600	2000	4 - 39
MINNESOTA
Austin Town Center Austin, MN	—	2,096	7,015	118	2,095	7,134	9,229	1,005	2000	3 - 39
Brookdale Square Brooklyn Center, MN	—	2,191	7,335	539	2,220	7,845	10,065	1,029	2000	3 - 39
Burning Tree Plaza Duluth, MN	—	3,355	11,230	259	3,462	11,382	14,844	1,589	2000	3 - 39
Central Valu Center Columbia Heights, MN	—	2,144	7,176	57	2,193	7,184	9,377	985	2000	3 - 39
Division Place St. Cloud, MN	—	2,614	8,751	206	2,638	8,933	11,571	871	2001	4 - 39
Elk Park Center Elk River, MN	8,519	4,440	14,866	324	4,446	15,184	19,630	2,128	2000	3 - 39
Har Mar Mall Roseville, MN	—	10,281	34,418	2,757	10,322	37,134	47,456	5,064	2000	3 - 39
Hub West/Richfield Hub Richfield, MN	—	3,269	10,948	837	3,270	11,784	15,054	1,605	2000	3 - 39
Marketplace at 42 Savage, MN	—	5,070	16,973	87	5,094	17,036	22,130	2,342	2000	4 - 39
Roseville Center Roseville, MN	—	1,571	5,257	936	1,570	6,194	7,764	773	2000	2 - 39
Southport Centre Apple Valley, MN	10,000	3,915	13,106	83	3,915	13,189	17,104	1,794	2000	5 - 39

S-III-5

Sun Ray Shopping Center St. Paul, MN	—	4,669	15,628	1,713	4,690	17,320	22,010	2,204	2000	2 - 39
Ten Acres Center West St. Paul, MN	—	2,368	7,930	586	2,345	8,539	10,884	1,178	2000	4 - 39
Terrace Mall Robbinsdale, MN	—	2,030	6,799	311	2,031	7,109	9,140	953	2000	4 - 39
Westwind Plaza Minnetonka, MN	—	2,511	8,409	1,329	2,676	9,573	12,249	1,264	2000	4 - 39
White Bear Hills White Bear Lake, MN	—	1,412	4,732	110	1,413	4,841	6,254	654	2000	5 - 39
MISSISSIPPI
County Line Plaza Jackson, MS	18,983	6,731	22,864	—	6,731	22,864	29,595	74	2003	15 - 39
MISSOURI
Clocktower Place Florissant, MO	14,527	5,559	18,612	9	5,559	18,621	24,180	348	2003	15 - 39
Ellisville Square Ellisville, MO	—	2,577	8,627	850	2,827	9,227	12,054	1,253	2000	9 - 39
Grandview Plaza Florissant, MO	—	3,555	11,902	1,410	3,850	13,017	16,867	1,674	2000	5 - 39
Hub Shopping Center Independence, MO	—	1,578	5,281	648	1,709	5,798	7,507	768	2000	2 - 39
Liberty Corners Liberty, MO	—	1,904	6,375	413	2,000	6,692	8,692	926	2000	2 - 39
Maplewood Square Maplewood, MO	—	1,080	3,616	67	1,080	3,683	4,763	527	2000	5 - 39
Marketplace at Independence Independence, MO	—	4,612	15,441	349	4,663	15,739	20,402	926	2002	3 - 39
Prospect Plaza Gladstone, MO	—	3,479	11,647	586	3,479	12,233	15,712	1,838	2000	4 - 39
Watts Mill Plaza Kansas City, MO	—	3,180	10,645	230	3,348	10,707	14,055	1,494	2000	5 - 39
NEBRASKA
Bishop Heights Lincoln, NE	—	318	1,062	61	370	1,071	1,441	149	2000	10 - 39
Cornhusker Plaza South Sioux City, NE	—	1,122	3,754	98	1,190	3,784	4,974	519	2000	5 - 39

S-III-6

Eastville Plaza Fremont, NE	—	1,137	3,805	56	1,162	3,836	4,998	522	2000	10 - 39
Edgewood Shopping Center Lincoln, NE	—	2,890	9,674	707	2,930	10,341	13,271	1,359	2000	3 - 39
The Meadows Lincoln, NE	—	1,037	3,471	41	1,037	3,512	4,549	481	2000	4 - 39
Miracle Hills Park Omaha, NE	3,594	1,739	5,824	156	1,761	5,958	7,719	832	2000	2 - 39
Stockyards Plaza Omaha, NE	—	2,122	7,102	212	2,180	7,256	9,436	979	2000	3 - 39
NEW HAMPSHIRE
Bedford Mall Bedford, NH	—	4,686	15,708	314	4,639	16,069	20,708	2,993	1999	3 - 39
Bedford Grove Bedford, NH	8,711	3,595	12,037	124	3,602	12,154	15,756	719	2002	5 - 39
Capitol Shopping Center Concord, NH	(2)	2,300	7,713	1,466	2,353	9,126	11,479	1,644	1999	5 - 39
Tri City Plaza Somersworth, NH	(2)	1,875	6,287	295	2,143	6,314	8,457	1,207	1999	5 - 39
NEW JERSEY
Cross Keys Commons Washington Township, NJ	—	7,823	26,189	534	7,829	26,717	34,546	1,816	2002	15 - 39
Morris Hills Shopping Center Parsippany, NJ	(1)	4,646	15,565	705	4,646	16,270	20,916	3,140	1999	10 - 39
NEW MEXICO
St. Francis Plaza Santa Fe, NM	1,042	891	2,989	55	946	2,989	3,935	410	2000	10 - 39
NEW YORK
College Plaza Selden, NY	(1)	3,093	10,367	66	3,093	10,433	13,526	1,915	1999	9 - 39
Dalewood I Shopping Center Hartsdale, NY	(1)	1,767	5,918	73	1,767	5,991	7,758	1,104	1999	10 - 39
Dalewood II Shopping Center Hartsdale, NY	(1)	3,780	12,661	4	3,784	12,661	16,445	2,330	1999	10 - 39
Dalewood III Shopping Center Hartsdale, NY	(1)	2,646	8,861	73	2,646	8,934	11,580	1,650	1999	5 - 39
Falcaro's Plaza Lawrence, NY	(1)	1,881	6,301	100	1,881	6,401	8,282	1,189	1999	10 - 39

S-III-7

Kings Park Shopping Center Kings Park, NY	(1)	1,839	6,160	89	1,839	6,249	8,088	1,148	1999	5 - 39
Nesconset Shopping Center Port Jefferson Station, NY	(1)	2,622	8,787	770	2,859	9,320	12,179	1,886	1999	3 - 39
Parkway Plaza Carle Place, NY	(1)	3,786	12,678	302	3,786	12,980	16,766	2,390	1999	5 - 39
Roanoke Plaza Riverhead, NY	(2)	1,653	5,541	326	1,653	5,867	7,520	1,097	1999	3 - 39
Rockville Centre Shopping Center Rockville Centre, NY	(1)	897	3,006	1,252	897	4,258	5,155	1,018	1999	9 - 39
Salmon Run Plaza Watertown, NY	5,248	2,096	7,015	163	2,103	7,171	9,274	411	2002	15 - 39
Suffolk Plaza East Setauket, NY	(1)	1,182	4,042	138	1,182	4,180	5,362	786	1999	5 - 39
Three Village Plaza East Setauket, NY	(1)	1,763	5,909	139	1,763	6,048	7,811	1,123	1999	9 - 39
Turnpike Plaza Huntington Station, NY	(2)	908	3,044	107	908	3,151	4,059	575	1999	10 - 39
NORTH CAROLINA
The Commons at Chancellor Park Charlotte, NC	12,374	4,922	16,502	665	4,922	17,167	22,089	3,056	1999	5 - 39
Crown Point Shopping Center Charlotte, NC	(1)	2,096	7,026	67	2,162	7,027	9,189	1,320	1999	10 - 39
Franklin Square Gastonia, NC	14,019	6,084	20,369	385	6,235	20,603	26,838	1,737	2001	5 - 39
Innes Street Market Salisbury, NC	13,156	6,158	20,615	4,784	6,019	25,538	31,557	5,672	1999	4 - 39
McMullen Creek Shopping Center Charlotte, NC	(1)	6,580	22,047	573	6,580	22,620	29,200	4,228	1999	3 - 39
New Centre Market Wilmington, NC	(2)	3,904	13,070	33	3,904	13,103	17,007	2,003	1999	5 - 39
Tarrymore Square Raleigh, NC	(1)	4,891	16,392	873	5,016	17,140	22,156	3,123	1999	3 - 39
University Commons Wilmington, NC	(1)	4,370	14,646	806	4,370	15,452	19,822	2,911	1999	5 - 39
University Commons Greenville Greenville, NC	(2)	5,976	20,009	13	5,977	20,021	25,998	3,063	1999	5 - 39

S-III-8

Wendover Place Greensboro, NC	(2)	8,309	27,819	8,473	10,085	34,516	44,601	4,822	1999	3 - 39
OHIO
30th Street Plaza Canton, OH	—	3,071	10,279	15	3,071	10,294	13,365	1,404	2000	8 - 39
Clock Tower Plaza Lima, OH	—	3,409	11,409	257	3,552	11,523	15,075	1,624	2000	4 - 39
Salem Consumer Square Trotwood, OH	10,703	5,964	19,965	356	6,053	20,232	26,285	2,778	2000	3 - 39
PENNSYLVANIA
Boyertown Plaza Boyertown, PA	(1)	675	2,265	1,166	675	3,431	4,106	561	1999	5 - 39
Lehigh Shopping Center Bethlehem, PA	(1)	4,125	13,831	3,106	4,125	16,937	21,062	3,395	1999	5 - 39
Warminster Towne Center Warminster, PA	22,354	7,677	25,703	153	7,677	25,856	33,533	962	2002	15 - 39
SOUTH DAKOTA
Baken Park Rapid City, SD	—	3,119	10,440	705	3,119	11,145	14,264	1,635	2000	3 - 39
TENNESSEE
Oakwood Commons Hermitage, TN	(1)	3,740	12,542	265	3,761	12,786	16,547	2,362	1999	3 - 39
Watson Glen Shopping Center Franklin, TN	(1)	3,381	11,336	463	3,381	11,799	15,180	2,145	1999	2 - 39
Williamson Square Franklin, TN	11,170	4,779	15,994	1,494	4,777	17,490	22,267	2,515	2000	3 - 39
TEXAS
Buckingham Place Richardson, TX	5,909	2,283	8,222	—	2,283	8,222	10,505	30	2003	15 - 39
The Crossing North Richland Hills, TX	—	4,916	18,872	—	4,916	18,872	23,788	147	2003	15 - 39
Las Colinas Village Irving, TX	—	4,415	17,045	—	4,415	17,045	21,460	152	2003	15 - 39
Randall's Bay Area Webster, TX	—	1,635	6,049	—	1,635	6,049	7,684	44	2003	15 - 39
Randall's Fairmont Pasadena, TX	—	2,590	11,860	—	2,590	11,860	14,450	126	2003	15 - 39

S-III-9

Royal Oaks Village Houston, TX	—	7,318	25,337	—	7,318	25,337	32,655	172	2003	15 - 39
Trinity Commons Fort Worth, TX	16,323	2,156	20,495	—	2,156	20,495	22,651	62	2003	15 - 39
VIRGINIA
Spradlin Farm Christianburg, VA	18,251	5,456	18,267	40	5,456	18,307	23,763	627	2003	5 - 39
VERMONT
Rutland Plaza Rutland, VT	(1)	4,037	13,530	183	4,037	13,713	17,750	2,528	1999	5 - 39
WISCONSIN
Fairacres Shopping Center Oshkosh, WI	—	1,563	5,230	56	1,612	5,237	6,849	717	2000	4 - 39
Fitchburg Ridge Madison, WI	—	481	1,611	619	481	2,230	2,711	244	2000	5 - 39
Fox River Plaza Burlington, WI	—	1,654	5,536	151	1,654	5,687	7,341	800	2000	7 - 39
Garden Plaza Franklin, WI	—	1,088	3,642	94	1,128	3,696	4,824	513	2000	5 - 39
Madison Plaza Madison, WI	—	1,817	6,082	319	1,817	6,401	8,218	885	2000	4 - 39
Mequon Pavilions Mequon, WI	—	6,296	21,075	1,620	6,443	22,548	28,991	3,023	2000	3 - 39
Moorland Square New Berlin, WI	—	1,881	6,299	67	1,912	6,335	8,247	862	2000	5 - 39
Oak Creek Centre Oak Creek, WI	—	1,357	4,546	69	1,380	4,592	5,972	639	2000	4 - 39
Park Plaza Manitowoc, WI	—	1,586	5,305	291	1,693	5,489	7,182	784	2000	4 - 39
Spring Mall Greenfield, WI	8,250	3,136	10,499	4,153	3,176	14,612	17,788	1,586	2000	10 - 39
Taylor Heights Sheboygan, WI	—	1,976	6,618	2	1,977	6,619	8,596	903	2000	7 - 39
OFFICE BUILDINGS
MASSACHUSETTS
William J. McCarthy Boston, MA	35,387(3)	4,700	18,807	1,768	4,700	20,575	25,275	2,778	1999	3 - 39
545 Boylston Street Boston, MA	(3)	4,300	17,206	1,309	4,300	18,515	22,815	2,686	1999	2 - 39

S-III-10

NEW YORK
Executive Office Building Great Neck, NY	—	834	3,338	245	834	3,583	4,417	536	1999	3 - 39
Fortune Office Building Hartsdale, NY	—	856	3,430	497	856	3,927	4,783	620	1999	2 - 39

TOTAL	$632,965	$524,117	$1,781,465	$104,346	$533,417	$1,876,511	$2,409,928	$242,953

(1)
Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $237,741,000 at December 31, 2003.

(2)
Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $81,404,000 at December 31, 2003.

(3)
Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $35,387,000 at December 31, 2003.

	Years ended December 31,
	2003	2002
Cost:
Balance, beginning of year	$2,178,533	$1,948,968
Acquisitions and other additions	248,095	238,413
Sale of properties and other deductions	(16,700)	(8,848)

Balance, end of year	$2,409,928	$2,178,533

Accumulated Depreciation:
Balance, beginning of year	$170,029	$103,800
Depreciation provided	74,566	67,830
Sale of properties and other deductions	(1,642)	(1,601)

Balance, end of year	$242,953	$170,029

S-III-11