Form 10-Q
period 2004-03-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2004-05-04
CIK 1158265

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission file number:  001-31297

HERITAGE PROPERTY INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	04-3474810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Dartmouth Street, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☒   No  ☐.

As of April 30, 2004, there were 46,725,698 shares of the Company’s $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(Unaudited and in thousands of dollars)

	March 31, 2004	December 31, 2003
Assets
Real estate investments, net	$2,141,615	$2,157,232
Cash and cash equivalents	10,260	5,464
Accounts receivable, net of allowance for doubtful accounts of $9,394 in 2004 and $8,770 in 2003	29,193	25,514
Prepaids and other assets	14,707	13,608
Deferred financing and leasing costs	26,280	25,757

Total assets	$2,222,055	$2,227,575

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$625,398	$632,965
Unsecured notes payable	201,490	201,490
Line of credit facility	305,000	243,000
Accrued expenses and other liabilities	77,959	82,115
Accrued distributions	24,709	24,438

Total liabilities	1,234,556	1,184,008
Series B Preferred Units	—	50,000
Series C Preferred Units	25,000	25,000
Exchangeable limited partnership units	7,556	7,670
Other minority interest	2,425	2,425

Total minority interests	34,981	85,095
Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 46,724,344 and 46,208,574 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	47	46
Additional paid-in capital	1,148,088	1,136,516
Cumulative distributions in excess of net income	(189,907)	(176,267)
Other comprehensive income	1,185	—
Unearned compensation	(6,895)	(1,823)
Total shareholders’ equity	952,518	958,472

Total liabilities and shareholders’ equity	$2,222,055	$2,227,575

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Three Months ended March 31, 2004 and 2003

(Unaudited and in thousands, except per-share data)

	Three Months Ended March 31,
	2004	2003

Revenue:
Rentals and recoveries	$81,311	$75,141
Interest and other	204	29

Total revenue	81,515	75,170

Expenses:
Property operating expenses	13,012	12,003
Real estate taxes	11,975	10,434
Depreciation and amortization	21,470	19,121
Interest	17,615	16,877
General and administrative	5,282	5,003

Total expenses	69,354	63,438

Income before allocation to minority interests	12,161	11,732
Income allocated to exchangeable limited partnership units	(65)	(20)
Income allocated to Series B & C Preferred Units	(1,208)	(1,664)

Income before discontinued operations	10,888	10,048
Discontinued operations:
Operating income from discontinued operations	—	363
Gains on sales of discontinued operations	—	809
Income from discontinued operations	—	1,172
Net income attributable to common shareholders	$10,888	$11,220

Basic per-share data:
Income before discontinued operations	$0.23	$0.24
Income from discontinued operations	—	0.03
Income attributable to common shareholders	$0.23	$0.27

Weighted average common shares outstanding	46,377	41,593

Diluted per-share data:
Income before discontinued operations	$0.23	$0.24
Income from discontinued operations	—	0.03
Income attributable to common shareholders	$0.23	$0.27

Weighted average common and common equivalent shares outstanding	46,841	41,933

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2004 and 2003

(unaudited and in thousands of dollars)

	Three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$10,888	$11,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,470	19,121
Amortization of deferred debt financing costs	462	462
Amortization of debt premiums	(380)	(117)
Compensation expense associated with restricted stock plans	1,347	1,638
Net gains on sales of real estate investments	—	(809)
Income allocated to exchangeable limited partnership units	65	20
Income allocated to Series B & C Preferred Units	1,208	1,664
Changes in operating assets and liabilities	(8,926)	1,784

Net cash provided by operating activities	26,134	34,983

Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(5,631)	(8,980)
Net proceeds from sales of real estate investments	—	2,413
Expenditures for capitalized leasing commissions	(968)	(930)
Expenditures for furniture, fixtures and equipment	(461)	(4)

Net cash used for investing activities	(7,060)	(7,501)

Cash flows from financing activities:
Repayments of mortgage loans payable	(7,187)	(5,554)
Proceeds from line of credit facility	74,000	35,000
Repayments of line of credit facility	(12,000)	(18,000)
Proceeds from interest swap termination	1,185	—
Distributions paid to exchangeable limited partnership unit holders	(179)	(178)
Distributions paid to Series B & C Preferred Unit holders	(653)	—
Redemption of Series B Preferred Units	(50,000)	—
Common stock distributions paid	(24,257)	(21,790)
Proceeds from issuance of common stock	4,938	—
Repurchase of common stock	(34)	—
Expenditures for equity issuance costs	(91)	—

Net cash used for financing activities	(14,278)	(10,522)

Net increase in cash and cash equivalents	4,796	16,960
Cash and cash equivalents:
Beginning of period	5,464	1,491

End of period	$10,260	$18,451

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  However, amounts presented in the consolidated balance sheet as of December 31, 2003 are derived from the audited financial statements of the Company at that date.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications of 2003 amounts have been made to conform to the 2004 presentation.

The consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2003.

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

3.              Stock-Based Compensation

Stock Options

At March 31, 2004, the Company had one stock-based employee compensation plan (the “Plan”).  The Company accounts for this Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost related to stock option grants is reflected in the Company’s reported results, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock and the number of shares was fixed on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) to stock-based employee compensation (in thousands, except per-share data):

	Three months ended March 31,
	2004	2003
Net income, as reported	$10,888	$11,220
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	203	194

Pro forma net income attributable to common shareholders	$10,685	$11,026

Earnings per share:
Basic – as reported	$0.23	$0.27
Basic – pro forma	$0.23	$0.27

Diluted – as reported	$0.23	$0.27
Diluted – pro-forma	$0.23	$0.26

Restricted Shares

In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a fair market value per share of $23.65 on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003, based on the continued employment of these individuals with the Company through that date. During the three-month period ended March 31, 2003, the Company recognized $1.0 million of compensation expense related to these shares.

On March 3, 2003, the Company issued the second installment of 155,000 shares based on a value of $24.36 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 3, 2004, based on the continued employment of these individuals with the Company through that date. During the three-month periods ended March 31, 2004 and 2003, the Company recognized $0.5 million and $0.3 million, respectively of compensation expense related to these shares.

On March 1, 2004, the Company issued the third installment of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a value of $29.70 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 1, 2005, based on the continued employment of these individuals with the Company through that date.  During the three-month period ended March 31, 2004, the Company recognized $0.3 million of compensation expense related to these shares.  The unamortized compensation expense of $3.7 million is included as unearned compensation on the accompanying March 31, 2004 balance sheet and will be amortized ratably through February 2005.

In March 2003, the Company issued 119,500 shares of restricted stock related to 2002 performance and based on a fair value on the date of issuance of $24.36 per share.  The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  During each of the three-month periods ended March 31, 2004 and 2003, the Company recognized $0.2 million of compensation expense related to these shares.  The unamortized compensation expense of $1.1 million is included as unearned compensation on the accompanying March 31, 2004 balance sheet and will be amortized ratably through December 2005.

In March 2004, the Company issued 108,000 shares of restricted stock related to 2003 performance and based on a fair value on the date of issuance of $28.47 per share.  During the three-month periods ended March 31, 2004 and 2003, the Company recognized $0.2 million and $0.1 million, respectively, of compensation expense related to these shares. The unamortized compensation expense of $2.1 million is included as unearned compensation on the accompanying March 31, 2004 balance sheet and will be amortized ratably through December 2006.

During the three-month period ended March 31, 2004, the Company also recorded $0.1 million of compensation expense related to 60,000 shares of restricted stock anticipated to be issued by the Company in 2005 for 2004 performance.  This accrual is an estimate of the compensation expense that will be required to be recognized in the event that these shares are actually issued.  The Company will recognize compensation expense with respect to these restricted shares ratably over the one-year performance and three-year vesting periods.

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

	For the Three months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$10,888	46,377	$0.23
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	124	—
Operating partnership units	65	340	0.19
Diluted earnings per share:
Net income attributable to common shareholders	$10,953	46,841	$0.23

	For the Three months ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$11,220	41,593	$0.27
Effect of dilutive securities:
Operating partnership units	20	340	0.06
Diluted earnings per share:
Net income attributable to common shareholders	$11,240	41,933	$0.27

On March 12, 2004, the Company issued 68,166 shares of common stock in full settlement of warrants to purchase 375,000 shares of common stock held by an affiliate of the Prudential Insurance Company of America (“Prudential”), in accordance with the cashless exercise provisions of a warrant agreement entered into by the Company with Prudential.  The Company issued these warrants in July 1999 and September 2000 in connection with Prudential providing advisory services to the Company.  The Company did not incur any additional expense as a result of the exercise of these warrants.

For the three-month period ended March 31, 2003, outstanding options and warrants to purchase 3,069,227 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the options’ and warrants’ exercise prices were greater than the average market prices of the common stock, thereby having an anti-dilutive impact on basic earnings per common share.

5.              Supplemental Cash Flow Information

During the three-month periods ended March 31, 2004 and 2003, interest paid was $17.7 million and $15.3 million, respectively.

During the three-month period ended March 31, 2003, the Company assumed $18.5 million of existing debt in connection with the acquisition of a property.

Included in accrued expenses and other liabilities at March 31, 2004 and December 31, 2003 are accrued expenditures for real estate investments of $4.5 million and $5.7 million, respectively.

6.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	March 31, 2004	December 31, 2003

Land	$345,769	$345,618
Land improvements	187,914	187,799
Buildings and improvements	1,810,660	1,808,759
Tenant improvements	48,168	46,972
Improvements in process	11,751	10,825
	2,404,262	2,399,973
Accumulated depreciation and amortization	(262,647)	(242,741)
Net carrying value	$2,141,615	$2,157,232

7.              Debt

Line of Credit

On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  The Company’s two operating partnerships are the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries have guaranteed this line of credit.  This line of credit is being used principally to fund growth opportunities and for working capital purposes.  At March 31, 2004 and December 31, 2003, $305.0 million and $243.0 million wasoutstanding under this line of credit, respectively.

This line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company’s debt rating, and requires monthly payments of interest.  The variable rate in effect at March 31, 2004 and 2003, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.15% and 2.44%, respectively.  In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments.  The costs related to the facility fee are included in interest expense in the accompanying consolidated statement of operations.

This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the making of investments.  This line of credit also, except under some circumstances, including as necessary to maintain the Company’s status as a REIT, limits the Company’s ability to make distributions in excess of 90% of annual funds from operations, as defined.

Heritage Notes

On March 29, 2004, the Company completed the offering of $200 million principal amount of unsecured 5.125% notes due April 15, 2014.  The issuance and sale of these notes was completed on April 1, 2004 pursuant to the terms of an indenture Heritage entered into with LaSalle National Bank, as trustee.  These notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

These notes have been guaranteed by the Company’s two operating partnerships.  The indenture contains various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Heritage and its subsidiaries.

Bradley Notes

Prior to the Company's acquisition of Bradley Real Estate, Inc. (“Bradley”), Bradley Operating Limited Partnership (“Bradley OP”) completed the sale of three series of senior, unsecured debt securities. These debt securities were issued pursuant to the terms of an indenture and three supplemental indentures entered into by Bradley OP with LaSalle National Bank, as trustee, beginning in 1997. The indenture and three supplemental indentures contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries which are owned directly or indirectly by Bradley OP. Bradley OP is in compliance with all applicable covenants as of March 31, 2004.

8.              Minority Interest

On February 23, 2004, the Company redeemed all 2,000,000 outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of Bradley OP,  at a redemption price of $25.00 per unit, plus approximately $0.3266 of accrued and unpaid distributions.  There were no unamortized issuance costs associated with the Series B Preferred Units, therefore, the Company did not incur a charge in connection with this redemption.

9.              Related Party Transactions

Preferred and common distributions paid to The New England Teamsters and Trucking Pension Fund (“NETT”), the Company’s largest shareholder, for the three months ended March 31, 2004 and 2003 were $10.3 million and $9.5 million, respectively.  At March 31, 2004 and December 31, 2003, distributions payable to NETT were $10.3 million.

In December 2003, the Company completed a public offering of common stock and sold a total of 3,932,736 shares.  NETT exercised its contractual preemptive right and purchased 1,563,558, or approximately 40% of the shares the Company sold in the offering, on the same terms as third parties purchased shares.

In November 1999, the Company entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts.  This joint venture is owned 94% by NETT and 6% by the Company.  The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company manages the building.  The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003.  The first tenants began occupying this office building in January 2004.  The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through March 31, 2004.

In February 2004, the Company entered into an eleven-year lease with this joint venture for the lease of approximately 31,000 square feet of space and moved its corporate headquarters to this space during the first quarter of 2004.  The terms of this lease, which were negotiated on an arms-length basis, were approved by the Company’s Audit Committee and Board of Directors.

In connection with the formation of the Company, environmental studies were not completed for all of the contributed properties.  NETT has agreed to indemnify the Company for environmental costs up to $50 million.  The environmental costs include completing environmental studies and any required remediation.  Since its formation in July 1999, the Company has been reimbursed by NETT for approximately $2.0 million of environmental costs pursuant to this indemnity.

10.       Derivatives and Hedging Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses various types of interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying principal amount. To date, such derivatives were used to hedge the variable cash flows associated with floating rate debt and forecasted interest payments of an anticipated issuance of debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. As of March 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

On March 8, 2004, the Company entered into forward-starting swaps for a notional amount of $192.4 million as a means to mitigate the risk of changes in forecasted interest payments on an anticipated issuance of long-term debt. The swaps were designated as cash flow hedges as the Company hedged its exposure to the variability in future cash flows for an anticipated transaction.

Upon completion of the Company’s unsecured debt offering (see Note 7), on March 29, 2004, those derivatives were terminated. The cash received from the counterparties of $1,185,000 for these swaps (designated as cash flow hedges) is included as Other Comprehensive Income in the accompanying consolidated balance sheet.  When combined with net income, total comprehensive income amounted to $12.1 million for the three-month period ended March 31, 2004.  No hedge ineffectiveness was recognized on these swaps. Amounts reported in Other Comprehensive Income related to these swaps will be reclassified to interest expense as scheduled interest payments are made on the Company’s notes issued in the Company’s debt offering. For the 12-month period from April 1, 2004 to March 31, 2005, the Company estimates that $118,500 will be reclassified into earnings as a reduction of interest expense.

11.       Segment Reporting

The Company predominantly operates in one industry segment – real estate ownership and management of retail properties. As of March 31, 2004, the Company owned 162 community and neighborhood shopping centers.  Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.  The Company defines operating segments as individual properties with no segment representing more than 10% or more of rental revenue.

12.       Subsequent Events

Disposition

On April 20, 2004, the Company completed the disposition of the Fortune office building located in Hartsdale, New York, for $7.7 million, resulting in a net gain of $3.0 million.   The results of operations of the Fortune office building, consisting of $0.1 million for each of the three month periods ended March 31, 2004 and 2003, will be reclassified as discontinued operations in the Company’s filing on Form 10-Q for the six-month periods ended June 30, 2004 and 2003.

Acquisition

On April 30, 2004, the Company completed the acquisition of Long Meadow Commons, a 119,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) for approximately $18 million.  The property, which is 96% leased, is anchored by Dominick’s Finer Foods (a subsidiary of Safeway).  The Company funded the acquisition through the assumption of debt and borrowings under its line of credit.

13.       Newly Issued Accounting Standard

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, (“EITF 03-06”). EITF 03-06 provides clarification on what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such security. EITF 03-06 is effective for interim periods beginning April 1, 2004 and, if necessary, requires restatement of previously reported earnings per share. The Company does not expect this Issue to have a material impact on its liquidity, financial position or results of operations.

14.  Contingencies

The Company maintains a non-qualified supplemental executive retirement plan, or SERP.  Prior to his termination of employment with the Company in June 2003, Gary Widett, former Senor Vice President and Chief Operating Officer of the Company, participated in the SERP.  As a result of his termination of employment with the Company, Mr. Widett ceased to accrue any additional benefits under the SERP.  The Company has calculated that Mr. Widett will be entitled to receive an annual benefit of approximately $69,000 upon his reaching age 65 under the SERP and has accrued for the estimated present value of this benefit as a liability in its financial statements accordingly.

Mr. Widett has notified the Company that he disputes the Company’s calculation of his SERP benefit because the calculation excludes the value of any stock issued to Mr. Widett.  If the value of stock issued to Mr. Widett is included in the calculation of his SERP benefit, Mr. Widett would be entitled to receive an annual benefit of approximately $122,000 upon his reaching age 65.  The Company believes that the value of any stock issued to Mr. Widett has been properly excluded from the calculation in accordance with the SERP.  Although the Company is currently attempting to resolve this matter, if resolution is not reached, under Mr. Widett’s separation agreement, the parties would be required to arbitrate the matter.  In that event, the Company intends to defend its position vigorously.

ITEM 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  The forward-looking statements reflect the Company’s current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company’s actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results.  The factors that could cause actual results to differ materially from current expectations include financial performance and operations of the Company’s shopping centers, including the Company’s tenants, real estate conditions, current and future bankruptcies of the Company’s tenants, execution of shopping center redevelopment programs, the Company’s ability to finance the Company’s operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed from time to time in filings with the Securities and Exchange Commission.  The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.”  We are one of the nation’s largest owners of neighborhood and community shopping centers.  As of March 31, 2004, we had a shopping center portfolio consisting of 162 shopping centers, located in 29 states and totaling approximately 32.7 million square feet of GLA, of which approximately 27.5 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 91.2% leased as of March 31, 2004.

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

Generally, we do not expect that our net operating income will deviate significantly in the short-term. This is because our leases with our tenants provide us a stable cash flow over the long-term.  In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses or real estate taxes, our operating expenses generally remain predictable.

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located. During the past few years, there has been an economic downturn in the retail industry and in the U.S. economy generally. In addition, the retail sector has changed dramatically as a result of continued industry consolidation due to the continuing strength of Wal-Mart and large retail bankruptcies resulting in an excess amount of available retail space and greater competition. We believe that the nature of the properties that we primarily own and invest in—grocer-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles. This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy.  First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. We believe that there are meaningful opportunities to increase our cash flow from our existing properties because of their desirable locations.  For instance, during 2002 and 2003, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn.  We continued to be affected by these conditions during the first quarter of 2004.  As a result, we experienced a decline of approximately 0.1% in our same store net operating income during the first quarter of 2004 from the same period during 2003.  However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, we anticipate modest increases in same store net operating income during the latter part of 2004 and into 2005.

Secondly, we focus on achieving external growth by expansion of our portfolio and we will continue to pursue targeted acquisitions of primarily grocer-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth. In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing fewer attractive properties. The low interest rate environment and reduced costs of funds have further served to increase dramatically prices paid for shopping center properties. We expect that as long as the interest rate environment continues to be favorable to buyers, this competitive acquisition environment will continue.  As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors.  In the near future, to take advantage of favorable market conditions, we may dispose of properties that are not a strategic fit within our overall portfolio.

We currently expect to incur additional debt in connection with any future acquisitions of real estate.  As of March 31, 2004, we had $1.1 billion of indebtedness.  In addition, on April 1, 2004, we completed the sale of $200 million aggregate principal amount of 5.125% Notes due 2014.  These unsecured notes bear interest at a rate of 5.125% per year and will mature on April 15, 2014.  We used all of the net proceeds of this note offering to reduce the outstanding balance on our unsecured line of credit facility.  This will permit us to fund future acquisitions of real estate.  As a result of this debt offering, the aggregate amount of our indebtedness has not increased.

Certain of our indebtedness will require balloon payments starting in August 2004.  We anticipate that we will not have sufficient funds on hand to repay these balloon amounts at maturity.  Therefore, we expect to refinance debt and to fund our growth either through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or by additional equity offerings. We may also finance such payments through borrowings under our line of credit facility.  In addition, we may also pursue joint venture arrangements aimed at providing alternative sources of capital.

Critical Accounting Policies

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with GAAP requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate and credit rate risks. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in accounts receivable. Leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until the Company is certain those specified targets are met.

We must make estimates of the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net revenue and income, because a higher bad debt allowance would result in lower net revenue and income.

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

Real estate investments held for sale are carried at the lower of carrying amount or fair value, less cost to sell. In addition, the operations of the real estate investments are reflected as discontinued operatins on a restated basis.  Depreciation and amortization are suspended during the period held for sale.

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on our net income, because taking an impairment loss results in an immediate negative adjustment to net income.

We apply Statement of Financial Accounting Standards No. 141, Business Combinations, to property acquisitions. Accordingly, the fair value of the real estate acquired is allocated to the acquired tangible assets, identified intangible assets and liabilities.  Identified intangible assets, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease.  However, to date, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is estimated to be immaterial for acquisitions completed as of March 31, 2004. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the average remaining non-cancelable periods of the respective leases. If leases were to be terminated prior to their stated expiration, all, or a portion of, unamortized amounts relating to the leases would be written off.

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges typically involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter contracts with major financial institutions based on their credit rating and other factors.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

On March 8, 2004, we entered into forward-starting swaps for a notional amount of $192.4 million as a means to mitigate the risk of changes in forecasted interest payments on an anticipated issuance of long-term debt. The swaps were designated as cash flow hedges as we hedged its exposure to the variability in future cash flows for an anticipated transaction.

Upon completion of our unsecured debt offering, on March 29, 2004, those derivatives were terminated. The cash received from the counterparties of $1,185,000 for these swaps (designated as cash flow hedges) is included as Other Comprehensive Income in the accompanying consolidated balance sheet. No hedge ineffectiveness was recognized on these swaps. Amounts reported in Other Comprehensive Income related to these swaps will be reclassified to interest expense as scheduled interest payments are made on the our notes issued in the Company’s debt offering. For the 12-month period from April 1, 2004 to March 31, 2005, we estimate that $118,500 will be reclassified into earnings as a reduction of interest expense.

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2004 and 2003.

The comparison of operating results for the three months ended March 31, 2004 and 2003 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes for income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information.

Comparison of the quarter ended March 31, 2004 to the quarter ended March 31, 2003.

The table below shows selected operating information for our total portfolio and the 154 properties acquired prior to January 1, 2003 that remained in the total portfolio through March 31, 2004,

which constitute the Same Property Portfolio for the three months ended March 31, 2004 and 2003 (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change

Rental and recoveries revenue:
Rentals	$54,419	$53,675	$744	1.4%	$60,337	$55,367	$4,970	9.0%
Percentage rent	1,585	1,855	(270)	(14.6)%	1,689	1,963	(274)	(14.0)%
Recoveries	16,953	16,900	53	0.3%	18,757	17,273	1,484	8.6%
Other property	521	537	(16)	(3.0)%	528	538	(10)	(1.9)%
Total rental and recoveries revenue	73,478	72,967	511	0.7%	81,311	75,141	6,170	8.2%
Expenses:
Property operating expenses	11,813	11,757	56	0.5%	13,012	12,003	1,009	8.4%
Real estate taxes	10,696	10,191	505	5.0%	11,975	10,434	1,541	14.8%
Net operating income	$50,969	$51,019	$(50)	(0.1)%	$56,324	$52,704	$3,620	6.9%
Add:
Interest and other income					204	29	175	603.4%
Deduct:
Depreciation and amortization					21,470	19,121	2,349	12.3%
Interest					17,615	16,877	738	4.4%
General and administrative					5,282	5,003	279	5.6%
Income before allocation to minority interests					$12,161	$11,732	$429	3.7%

The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of an increase in termination fees of $0.2 million and a decrease in the provision for bad debts of $0.4 million as a result of recoveries income primarily from a bankruptcy settlement.

Percentage rent revenue decreased for our Same Property Portfolio primarily due to lower reported sales from tenants with significant percentage rent provisions and the timing of notification that certain tenant sales thresholds have been met.

Recoveries revenue remained relatively flat for our Same Property Portfolio primarily due to an overall increase in real estate tax recovery income of $0.5 million resulting from increased real estate tax expense offset by lower recovery rates for property operating expenses in 2004 resulting from lower occupancy.

Property operating expenses remained relatively flat primarily due to a $0.2 million increase in repair and maintenance expense and a $0.1 million increase in utility expense offset by a $0.3 million decrease in snow removal expense.

Real estate tax expense increased primarily as a result of a $0.3 million increase from higher tax rates for our properties in Illinois and a $0.2 million increase from a higher assessment of a property located in Indiana.

The increase in interest and other income in the Total Portfolio is primarily due to higher fees of $0.2 million from our management of our new headquarters building at 131 Dartmouth Street Boston, Massachusetts.

Interest expense increased due to an increase in mortgage loans payable resulting from the assumption of debt from various property acquisitions and an increase in the line of credit balance resulting from higher average balances used to fund property acquisitions.  These increases were partially offset by lower average rates on variable rate debt, and the amortization of the debt premium resulting from the fair value adjustment related to the assumption of debt.

General and administrative expense increased primarily as a result of higher stock compensation expense related to the vesting of additional awards of restricted stock.  We recognize compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  Compensation expense for the three-month period ended March 31, 2003 included the vesting for two annual awards of restricted stock.  Compensation expense for the three-month period ended March 31, 2004 included the vesting for three annual awards of restricted stock.  The increase in general and administrative expenses is also due in part to the relocation of our corporate headquarters.

In April 2004, we entered into a separation agreement with an officer of the Company.   We expect to incur additional compensation expense of $0.3 million during the second quarter of 2004 relating to the payment of severance and the acceleration of unvested restricted stock grants and stock options pursuant to the terms of the separation agreement.

Liquidity and Capital Resources

At March 31, 2004, we had $10.3 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

At March 31, 2004, we had $1.1 billion of indebtedness. This indebtedness had a weighted average interest rate of 5.99% with an average maturity of 4.1 years. As of March 31, 2004, our market capitalization was $2.6 billion, resulting in a debt-to-total market capitalization ratio of approximately 43.2%.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $1.3 million, or $0.05 per square foot, for the three months ended March 31, 2004. We expect total maintenance capital expenditures to be approximately $7.1 million, or $0.24 per square foot, for the remainder of 2004. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing, re-leasing, or expansion of retail space.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit facility. As of March 31, 2004 we had an outstanding balance on our line of credit facility of $305 million.  However, subsequently, we used all of the net proceeds of our recent $200 million unsecured debt offering to reduce the outstanding balance under our line of credit facility.  We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities decreased to $25.4 million for the three months ended March 31, 2004 from $35.0  million for the three months ended March 31, 2003. The decrease in cash flows from operations is primarily attributable to the combined effect of an increase in accounts receivable and a decrease in accounts payable.

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

As of March 31, 2004, the Company had 7  tenants operating under bankruptcy protection, the largest of which is Fleming Companies (“Fleming”). The leases directly impacted by these bankruptcy filings totaled approximately 0.9% of our annualized base rent for all leases in which tenants were in occupancy at March 31, 2004.

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

In June 2003, leases at four of our store locations aggregating 234,000 square feet were assumed by Fleming and assigned to Roundy’s, Inc., as part of Roundy’s acquisition of Rainbow Foods. In December 2003, a fifth lease was assumed by Knowlan’s Food.  A motion is scheduled for May 4, 2004, which would allow AWG Acquisition Corporation, an affiliate of Associated Wholesale Grocers to assume three leases.  The two remaining leases, aggregating 95,000 square feet and representing 0.2% of total annualized base rent for all leases in which tenants were in occupancy on March 31, 2004, were rejected on March 25, 2004.  The sub-operator at one of these two locations has entered into an agreement with us and will remain in the premises until at least June 30, 2004.  We are actively pursuing tenants to lease the five locations that have been rejected.

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

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that are required periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, our credit facility, bridge financing, and through the issuance of additional debt and equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. We may also enter into joint ventures with institutional investors as an alternative source of capital.  However, there are certain factors that may have a material adverse effect on our access to these capital sources.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch, which has given us a rating of BBB-, all three have stated the outlook as stable. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of March 31, 2004. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

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

Contractual Obligations and Contingent Liabilities

All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. The following table summarizes our contractual repayment obligations under our indebtedness outstanding as of March 31, 2004 (in thousands):

	2004 (1)	2005	2006	2007	2008	Thereafter	Total (2)
Mortgage loans:

Miracle Hills Park	$3,573	—	—	—	—	—	$3,573
The Commons of Chancellor Park	12,277	—	—	—	—	—	12,277
Franklin Square	331	13,583	—	—	—	—	13,914
Williamson Square	255	10,833	—	—	—	—	11,088
Riverchase Village Shopping Center	235	9,764	—	—	—	—	9,999
Meridian Village Plaza	205	292	4,841	—	—	—	5,338
Spring Mall	83	120	8,021	—	—	—	8,224
Southport Centre	—	76	160	9,764	—	—	10,000
Innes Street Market	246	352	380	12,098	—	—	13,076
Southgate Shopping Center	76	110	119	2,166	—	—	2,471
Salem Consumer Square	318	455	504	558	8,778	—	10,613
St. Francis Plaza	134	191	207	225	243	—	1,000
Buckingham Place	42	63	69	74	79	5,054	5,381
County Line Plaza	138	205	222	240	256	16,002	17,063
Trinity Commons	114	171	185	200	214	13,776	14,660
8 shopping centers, cross collateralized	1,195	1,705	1,843	1,993	2,154	72,132	81,022
Montgomery Commons	52	79	86	94	100	7,437	7,848
Warminster Towne Center	175	260	283	307	329	18,657	20,011
Clocktower Place	80	121	132	144	154	12,009	12,640
545 Boylston St. and William J. McCarthy Bldg.	457	655	711	772	838	31,808	35,241
29 shopping centers, cross collateralized	1,698	2,520	2,728	2,955	3,147	224,115	237,163
Spradlin Farm	128	189	203	219	232	16,440	17,411
Berkshire Crossing	445	611	630	651	671	11,940	14,948
Grand Traverse Crossing	257	366	394	424	457	11,643	13,541
Salmon Run Plaza	222	319	349	381	417	3,192	4,880
Elk Park Center	209	297	321	346	374	6,906	8,453
Grand Traverse Crossing - Wal-Mart	116	165	179	193	208	4,415	5,276
Montgomery Towne Center	242	382	393	307	335	5,626	7,285
Bedford Grove - Wal-Mart	107	152	164	178	191	3,382	4,174
Berkshire Crossing - Home Depot/ Wal-Mart	167	239	258	278	300	5,542	6,784

Total mortgage loans	$23,577	44,275	23,382	34,567	19,477	470,076	$615,354

Unsecured notes	100,000	—	1,490	—	100,000		201,490
Line of credit facility	—	305,000	—	—	—	—	305,000

Total indebtedness	$123,577	349,275	24,872	34,567	119,477	470,076	$1,121,844

(1)                                  Represents the period from April 1, 2004 through December 31, 2004.

(2)                                  The aggregate repayment amount of $1,121,844 does not reflect the unamortized mortgage loan premiums of $10,044 related to the assumption of nine mortgage loans with above-market contractual interest rates.

The indebtedness described in the table above will require balloon payments, including $116.0 million in 2004. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. We currently expect to refinance this debt through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties or additional equity offerings. We may also refinance balloon payments through borrowings under our unsecured credit facility.

As of March 31, 2004, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2004(1)	2005	2006	2007	2008	Thereafter	Total
Construction contracts and tenant improvement obligations	14,217	—	—	—	—	—	14,217
Ground leases	601	802	802	802	859	37,417	41,283
Office leases	60	1,060	1,116	1,067	1,067	7,247	11,617
Total	14,878	1,862	1,918	1,869	1,926	44,664	67,117

We have various existing service contracts with vendors and utility contracts related to our property management. We enter into these contracts in the ordinary course of business, which vary based on usage and may extend beyond one year. These contracts are generally for one year or less and include terms that provide for termination with insignificant or no cancellation penalties.

Line of Credit

On April 29, 2002, we entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Our two operating partnerships are the borrowers under the line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At March 31, 2004, $305 million was outstanding under the line of credit.  We used all of the net proceeds of our recent $200 million unsecured debt offering to reduce the outstanding balance under our line of credit.

Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. The variable rate in effect at March 31, 2004, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate was 2.15%.

As of March 31, 2004, we were in compliance with all of the financial covenants under this line of credit. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

Debt Financings

Heritage Notes

On March 29, 2004, the Company completed the offering of $200 million principal amount of unsecured 5.125% notes due April 15, 2014.  The issuance and sale of these notes was completed on April 1, 2004 issued pursuant to the terms of an indenture the Company entered into with LaSalle National Bank, as trustee.  These notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

These notes have been guaranteed by our two operating partnerships.  We used all of the net proceeds of our recent $200 million unsecured debt offering to reduce the outstanding balance under our line of credit.  The indenture contains various covenants, including covenants which restrict the amount of indebtedness that may be incurred by us and our subsidiaries.  Specifically, for as long as these debt securities are outstanding:

•                                          Heritage is not permitted to incur additional indebtedness if the aggregate principal amount of all indebtedness of Heritage and its subsidiaries would be greater than 60% of the total assets, as defined, of Heritage and its subsidiaries.

•                                          Heritage is not permitted to incur any indebtedness if the ratio of Heritage’s consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

•                                          Heritage is not permitted to incur additional indebtedness if, after giving effect to any additional indebtedness, the total secured indebtedness of Heritage and its subsidiaries is greater than 40% of the total assets, as defined, of Heritage and its subsidiaries.

•                                          Heritage and its subsidiaries may not at any time own total unencumbered assets equal to less than 150% of the aggregate outstanding principal amount of unsecured indebtedness of Heritage and its subsidiaries.

On March 8, 2004, in anticipation of completing an unsecured debt financing, we entered into forward starting interest rate swaps with a total notional amount of $192,450,000. The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering. These forward swaps terminated upon pricing of the debt offering and we received a payment from the counterparties of $1.185 million in connection with the termination of these swaps.

Bradley Notes

Prior to our acquisition of Bradley Real Estate, Inc. (“Bradley”), Bradley OP completed the sale of three series of senior, unsecured debt securities. These debt securities were issued pursuant to the terms of an indenture and three supplemental indentures entered into by Bradley OP with LaSalle National Bank, as trustee, beginning in 1997. The indenture and three supplemental indentures contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries which are owned directly or indirectly by Bradley OP. Specifically, for as long as these debt securities are outstanding:

•                                          Bradley OP is not permitted to incur additional indebtedness if the aggregate principal amount of all indebtedness of Bradley OP and its subsidiaries would be greater than 60% of the total assets, as defined, of Bradley OP and its subsidiaries.

•                                          Bradley OP is not permitted to incur any indebtedness if the ratio of Bradley OP’s consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

•                                          Bradley OP is not permitted to incur additional indebtedness if, after giving effect to any additional indebtedness, the total secured indebtedness of Bradley OP and its subsidiaries is greater than 40% of the total assets, as defined, of Bradley OP and its subsidiaries.

•                                          Bradley OP and its subsidiaries may not at any time own total unencumbered assets equal to less than 150% of the aggregate outstanding principal amount of unsecured indebtedness of Bradley OP and its subsidiaries.

For purposes of these covenants, any indebtedness incurred by Heritage, Heritage Property Investment Limited Partnership (“Heritage OP”) or any of the Company’s subsidiaries which are owned directly or indirectly by Heritage OP is not included as indebtedness of Bradley OP.

Notes due 2004.  In November 1997, Bradley OP completed the offering of $100 million aggregate principal amount of its 7% Notes due 2004, or the 2004 Notes. The 2004 Notes bear interest at 7% per year and mature on November 15, 2004. The 2004 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2004 Notes being redeemed plus accrued interest on the 2004 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2004 Notes that is designed to provide yield maintenance protection to the holders of these notes.

Notes due 2006.  In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006, or the 2006 Notes. The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of March 31, 2004.

Notes due 2008.  In January 1998, Bradley OP completed the offering of $100 million aggregate principal amount of its 7.2% Notes due 2008, or the 2008 Notes. The 2008 Notes bear interest at 7.2% per year and mature on January 15, 2008. The 2008 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2008 Notes being redeemed plus accrued interest on the 2008 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2008 Notes that is designed to provide yield maintenance protection to the holders of these notes.

Bradley OP is in compliance with all applicable covenants as of March 31, 2004.

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

The following table reflects the calculation of Funds from Operations (in thousands):

	Three months ended March 31,
	2004	2003

Net income	$10,888	$11,220
Add (deduct):
Depreciation and amortization (real-estate related)	21,191	18,976
Net gains on sales of discontinued operations	—	(809)
Funds from Operations	$32,079	$29,387

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999. Annualized base rent from the TJX Companies represents approximately 5.2% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2004.  TJX pays us rent in accordance with 46 written leases at our properties.

Warrants

In connection with advisory services provided to us by Prudential Insurance Company of America, formerly our second largest stockholder, we previously issued to Prudential warrants to purchase 375,000 shares of our common stock at an exercise price of $25.00 per share.  Effective February 7, 2003, we extended the exercise period of these warrants until April 29, 2007 and incurred a charge of $0.1 million. If not extended, 75,000 of these warrants would have expired on July 9, 2003 and the remaining warrants would have expired on September 18, 2004.

On March 11, 2004, Prudential informed us that it was exercising all of its 375,000 warrants in accordance with the cashless exercise provisions of its warrant agreement. Pursuant to the warrant agreement, on March 12, 2004, we issued Prudential 68,166 shares of common stock in full settlement of the warrants. We did not incur any additional expense as a result of the exercise of the warrants.

Equity Offering

In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares. Net Realty Holding Trust, our largest stockholder, exercised its contractual preemptive right and purchased 1,563,558, or approximately 40% of the shares we sold in the offering, on the same terms as third parties purchased shares.

131 Dartmouth Street Joint Venture

In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by us. We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building. We have no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. The first tenants began occupying this office building in January 2004. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through March 31, 2004.

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

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 31, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

The Company maintains a non-qualified supplemental executive retirement plan, or SERP.  Prior to his termination of employment with the Company in June 2003, Gary Widett, former Senior Vice President and Chief Operating Officer of the Company, participated in the SERP.  As a result of his termination of employment with the Company, Mr. Widett ceased to accrue any additional benefits under the SERP.  The Company has calculated that Mr. Widett will be entitled to receive an annual benefit of approximately $69,000 upon his reaching age 65 under the SERP and has accrued for the estimated present value of this benefit as a liability in its financial statements accordingly.

Mr. Widett has notified the Company that he disputes the Company’s calculation of his SERP benefit because the calculation excludes the value of any stock issued to Mr. Widett.  If the value of stock issued to Mr. Widett is included in the calculation of his SERP benefit, Mr. Widett would be entitled to receive an annual benefit of approximately $122,000 upon his reaching age 65.  The Company believes that the value of any stock issued to Mr. Widett has been properly excluded from the calculation in accordance with the SERP.  Although the Company is currently attempting to resolve this matter, if resolution is not reached, under Mr. Widett’s separation agreement, the parties would be required to arbitrate the matter.  In that event, the Company intends to defend its position vigorously.

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

The following table presents our contractual fixed rate debt obligations sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2004 (1)	2005	2006	2007	2008	2009+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$23,132	$43,664	$22,752	$33,916	$18,806	$458,136	$600,406	7.99%
Variable rate	445	611	630	651	671	11,940	14,948	3.10%
Unsecured Debt:
Fixed rate	100,000	—	1,490	—	100,000	—	201,490	7.11%
Variable rate	—	305,000	—	—	—	—	305,000	2.15%
Total	$123,577	$349,275	$24,872	$34,567	$119,477	$470,076	$1,121,844	5.99%

(1)                                  Represents the period from April 1, 2004 through December 31, 2004.

(2)                                  The aggregate repayment amount of $1,121,844 does not reflect the unamortized mortgage loan premiums of $10,044 related to the assumption of nine mortgage loans with above-market contractual interest rates.

If market rates of interest on our variable rate debt outstanding at March 31, 2004 increase by 10%, or 22 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.7 million annually.

We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2004 in relation to total assets and our total market capitalization.

ITEM 4:       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company’s principal executive officer, principal financial officer, and other members of senior management have evaluated the design and operations of the disclosure controls and procedures of the Company. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 31, 2001, a complaint was filed against us in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that we owe Mr. Donahue and his firm a fee in connection with services he claims he performed on our behalf in connection with our acquisition of Bradley.  On September 18, 2000, we acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Through his personal relationships with the parties involved, Mr. Donahue introduced us to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of our acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration we paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts’s law.

On December 30, 2001, we filed a motion to dismiss all of Mr. Donahue’s claims. Mr. Donahue filed an opposition to our motion and on March 22, 2002, a hearing was held by the court. On November 29, 2002, the court granted our motion to dismiss Mr. Donahue’s claims. Mr. Donahue has since filed an appeal of the court’s decisions. On March 4, 2004, an oral argument was heard with respect to Mr. Donahue’s appeal, although no decision was rendered at that time. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

In April 2004, we entered into a separation agreement with Mary Kate Herron, our Vice President, Lease Management.  We expect to incur additional compensation expense of $0.3 million during the second quarter of 2004 relating to the payment of severance and the acceleration of unvested restricted stock grants and stock options pursuant to the terms of Ms. Herron’s separation agreement.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

(b)                                 Reports on Form 8-K

On February 10, 2004, the Company filed a Current Report on Form 8-K with respect to its financial results for the fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Dated: May 4, 2004

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer