Form 10-Q
period 2004-06-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2004-08-05
CIK 1158265

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒ No ☐.

As of July 30, 2004, there were 46,739,566 shares of the Company’s $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Unaudited and in thousands of dollars)

	June 30, 2004	December 31, 2003
Assets
Real estate investments, net	$2,145,889	$2,157,232
Cash and cash equivalents	69,144	5,464
Accounts receivable, net of allowance for doubtful accounts of $9,729 in 2004 and $8,770 in 2003	33,278	25,514
Prepaids and other assets	27,944	13,608
Investment in joint venture	3,300	—
Deferred financing and leasing costs	29,528	25,757

Total assets	$2,309,083	$2,227,575

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$632,696	$632,965
Unsecured notes payable	399,811	201,490
Line of credit facility	191,000	243,000
Accrued expenses and other liabilities	83,911	82,115
Accrued distributions	24,710	24,438

Total liabilities	1,332,128	1,184,008

Series B Preferred Units	—	50,000
Series C Preferred Units	25,000	25,000
Exchangeable limited partnership units	7,455	7,670
Other minority interest	2,425	2,425

Total minority interests	34,880	85,095

Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 46,725,698 and 46,208,574 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	47	46
Additional paid-in capital	1,148,083	1,136,516
Cumulative distributions in excess of net income	(202,233)	(176,267)
Other comprehensive income	1,620	—
Unearned compensation	(5,442)	(1,823)

Total shareholders’ equity	942,075	958,472

Total liabilities and shareholders’ equity	$2,309,083	$2,227,575

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Six Months ended June 30, 2004 and 2003

(Unaudited and in thousands, except per-share data)

	Six Months Ended June 30,
	2004	2003

Revenue:
Rentals and recoveries	$160,465	$146,818
Interest and other	271	425
Total revenue	160,736	147,243
Expenses:
Property operating expenses	23,168	21,469
Real estate taxes	24,383	20,673
Depreciation and amortization	43,337	38,224
Interest	37,030	34,042
General and administrative	10,947	11,313
Total expenses	138,865	125,721
Income before allocation to minority interests	21,871	21,522
Income allocated to exchangeable limited partnership units	(143)	(88)
Income allocated to Series B & C Preferred Units	(1,763)	(3,328)
Income before discontinued operations	19,965	18,106
Discontinued operations:
Operating income from discontinued operations	140	984
Gains on sales of discontinued operations	2,988	809
Income from discontinued operations	3,128	1,793
Net income attributable to common shareholders	$23,093	$19,899
Basic per-share data:
Income before discontinued operations	$0.43	$0.44
Income from discontinued operations	.07	0.04
Income attributable to common shareholders	$0.50	$0.48

Weighted average common shares outstanding	46,551	41,689
Diluted per-share data:
Income before discontinued operations	$0.42	$0.44
Income from discontinued operations	0.07	0.04
Income attributable to common shareholders	$0.49	$0.48

Weighted average common and common equivalent shares outstanding	47,169	42,071

See accompanying notes to condensed consolidated financial statements.

Three Months ended June 30, 2004 and 2003

(Unaudited and in thousands, except per-share data)

	Three Months Ended June 30,
	2004	2003

Revenue:
Rentals and recoveries	$79,469	$71,995
Interest and other	67	396
Total revenue	79,536	72,391
Expenses:
Property operating expenses	10,339	9,630
Real estate taxes	12,450	10,276
Depreciation and amortization	21,867	19,103
Interest	19,415	17,165
General and administrative	5,664	6,310
Total expenses	69,735	62,484
Income before allocation to minority interests	9,801	9,907
Income allocated to exchangeable limited partnership units	(78)	(68)
Income allocated to Series B & C Preferred Units	(555)	(1,664)
Income before discontinued operations	9,168	8,175
Discontinued operations:
Operating income from discontinued operations	51	504
Gains on sales of discontinued operations	2,988	—
Income from discontinued operations	3,039	504
Net income attributable to common shareholders	$12,207	$8,679
Basic per-share data:
Income before discontinued operations	$0.20	$0.20
Income from discontinued operations	0.06	0.01
Income attributable to common shareholders	$0.26	$0.21

Weighted average common shares outstanding	46,726	41,783
Diluted per-share data:
Income before discontinued operations	$0.20	$0.20
Income from discontinued operations	0.06	0.01
Income attributable to common shareholders	$0.26	$0.21

Weighted average common and common equivalent shares outstanding	46,885	41,963

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months ended June 30, 2004 and 2003

(Unaudited and in thousands, except per-share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Net income attributable to common shareholders	$23,093	$19,899	$12,207	$8,679
Other comprehensive income:
Realized gain from settlement of cash flow hedge	1,185	—	—	—
Reclassification adjustment for accretion of realized gain of cash flow hedge	(30)	—	(30)	—
Unrealized holding gains arising during the period	465	—	465	—
Total other comprehensive income	1,620	—	435	—
Comprehensive income	$24,713	$19,899	$12,642	$8,679

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2004 and 2003

(unaudited and in thousands of dollars)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$23,093	$19,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,337	38,224
Amortization of deferred debt financing costs	979	923
Amortization of debt premiums and discount	(760)	(323)
Amortization of effective portion of interest rate swap	(30)	—
Compensation expense associated with stock plans, including acceleration of unvested stock options	2,905	3,534
Net gains on sales of real estate investments	(2,988)	(809)
Income allocated to exchangeable limited partnership units	143	88
Income allocated to Series B & C Preferred Units	1,763	3,328
Changes in operating assets and liabilities	(14,588)	(2,558)
Net cash provided by operating activities	53,854	62,306
Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(21,665)	(31,146)
Expenditures for investment in joint venture	(3,300)	—
Investment in mortgage loan receivable	(9,188)	—
Net proceeds from sales of real estate investments	7,205	2,413
Expenditures for capitalized leasing commissions	(1,930)	(2,175)
Expenditures for furniture, fixtures and equipment	(1,345)	(246)
Net cash used for investing activities	(30,223)	(31,154)
Cash flows from financing activities:
Proceeds from the issuance of common stock	4,938	317
Repurchase of common stock	(34)	—
Repayments of mortgage loans payable	(9,873)	(11,294)
Proceeds from line of credit facility	240,000	50,000
Repayments of line of credit facility	(292,000)	(20,000)
Proceeds from interest swap termination	1,185	—
Proceeds from issuance of unsecured bonds	198,278	—
Distributions paid to exchangeable limited partnership unit holders	(358)	(358)
Distributions paid to Series B & C Preferred Unit holders	(1,208)	(1,664)
Redemption of Series B Preferred Units	(50,000)	—
Common stock distributions paid	(48,789)	(43,722)
Expenditures for deferred debt financing costs	(1,889)	—
Expenditures for equity issuance costs	(201)	—
Net cash provided by (used for) financing activities	40,049	(26,721)
Net increase in cash and cash equivalents	63,680	4,431
Cash and cash equivalents:
Beginning of period	5,464	1,491
End of period	$69,144	$5,922

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  However, amounts presented in the condensed consolidated balance sheet as of December 31, 2003 are derived from the audited financial statements of the Company at that date.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications of 2003 amounts have been made to conform to the 2004 presentation.  The results of operations for properties disposed of during the three and six-month periods ended June 30, 2004 have been reclassified as discontinued operations for the prior comparable period.

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

3.              Marketable Securities

The Company received shares of a publicly traded company during the six-month period ended June 30, 2004 in settlement of the rejection of certain leases in connection with bankruptcy proceedings of the publicly traded company.  The Company accounts for investments in securities of publicly traded companies in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Investments, and has classified the securities as available-for-sale.  As of June 30, 2004 the fair value of these securities was $0.9 million and was included in other assets in the accompanying consolidated balance sheet.  The unrealized holding gain of $0.5 million was included in other comprehensive income in the accompanying consolidated statement of comprehensive income and consolidated balance sheet.  These shares were sold subsequent to June 30, 2004 for $1.0 million and accordingly, the $0.5 million unrealized gain included in other comprehensive income at June 30, 2004 will be reclassified into the statement of operations for the three-month period ending September 30, 2004.

4.              Stock-Based Compensation

At June 30, 2004, the Company had one stock-based employee compensation plan (the “Plan”).  The Company accounts for this Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost related to stock option grants is reflected in the Company’s reported results, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) to stock-based employee compensation (in thousands, except per-share data):

	Six months ended June 30,
	2004	2003
Net income, as reported	$23,093	$19,899
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	450	375

Pro forma net income attributable to common shareholders	$22,643	$19,524

Earnings per share:
Basic – as reported	$0.50	$0.48
Basic – pro forma	$0.49	$0.47

Diluted – as reported	$0.49	$0.48
Diluted – pro-forma	$0.48	$0.47

	Three months ended June 30,
	2004	2003
Net income, as reported	$12,207	$8,679
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	247	255

Pro forma net income attributable to common shareholders	$11,960	$8,424

Earnings per share:
Basic – as reported	$0.26	$0.21
Basic – pro forma	$0.26	$0.20

Diluted – as reported	$0.26	$0.21
Diluted – pro-forma	$0.26	$0.20

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

On March 3, 2003, the Company issued the second installment of 155,000 shares based on a value of $24.36 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 3, 2004, based on the continued employment of these individuals with the Company through that date. During the six-month periods ended June 30, 2004 and 2003, the Company recognized $0.5 million and $1.6 million (including $0.3 million of acceleration amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with one of the participants), respectively of compensation expense related to these shares.

On March 1, 2004, the Company issued the third installment of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a value of $29.70 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 1, 2005, subject to the continued employment of these individuals with the Company through that date.  During the six-month period ended June 30, 2004, the Company recognized $1.4 million of compensation expense related to these shares.  The unamortized compensation expense of $2.6 million is included as unearned compensation on the accompanying June 30, 2004 balance sheet and will be amortized ratably through February 2005.

In March 2003, the Company issued 119,500 shares of restricted stock related to 2002 performance and based on a fair value on the date of issuance of $24.36 per share.  The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  During the six-month periods ended June 30, 2004 and 2003, the Company recognized $0.4 million and $0.8 million (including $0.3 million of acceleration amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with one of the recipients of shares), respectively of compensation expense related to these shares.  The unamortized compensation expense of $0.9 million is included as unearned compensation on the accompanying June 30, 2004 balance sheet and will be amortized ratably through December 2005.

In March 2004, the Company issued 108,000 shares of restricted stock related to 2003 performance and based on a fair value on the date of issuance of $28.47 per share.  During the six-month periods ended June 30, 2004 and 2003, the Company recognized $0.6 million and $0.4 million, respectively of compensation expense related to these shares.  The unamortized compensation expense of $1.9 million is included as unearned compensation on the accompanying June 30, 2004 balance sheet and will be amortized ratably through December 2006.

During the six-month period ended June 30, 2004, the Company also recorded $0.3 million of compensation expense related to 60,000 shares of restricted stock anticipated to be issued by the Company in 2005 for 2004 performance.  This accrual is an estimate of the compensation expense that will be required to be recognized in the event that these shares are actually issued.  The Company will recognize compensation expense with respect to these restricted shares ratably over the one-year performance and three-year vesting periods.

5.              Earnings Per Share

Earnings per common share (“EPS”) has been computed pursuant to SFAS No. 128, Earnings per Share (“SFAS No. 128”).  The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable (in thousands, except per-share data):

	Six months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$23,093	46,551	$0.50
Effect of dilutive securities:
Stock options	—	269	—
Operating partnership units	143	340	0.42
Anticipated stock compensation	—	9	—
Diluted earnings per share:
Net income attributable to common shareholders	$23,236	47,169	$0.49

	Six months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$19,899	41,689	$0.48
Effect of dilutive securities:
Stock options	—	37	—
Operating partnership units	88	340	0.26
Anticipated stock compensation	—	5	—
Diluted earnings per share:
Net income attributable to common shareholders	$19,987	42,071	$0.48

	Three months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$12,207	46,726	$0.26
Effect of dilutive securities:
Stock options	—	152	—
Anticipated stock compensation	—	7	—
Diluted earnings per share:
Net income attributable to common shareholders	$12,207	46,885	$0.26

	Three months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)		Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$8,679	41,783		$0.21
Effect of dilutive securities:
Stock options	—	172		—
Anticipated stock compensation	—	8		—
Diluted earnings per share:
Net income attributable to common shareholders	$8,679	41,963	(1)	$0.21

(1) In accordance with SFAS No. 128, the calculation of weighted average shares outstanding for diluted EPS for the three-months ended June 30, 2003, has been restated to exclude exchangeable limited partnership units.  The “control number” in determining whether potential common shares are dilutive (income before discontinued operations) has been restated in accordance with SFAS No. 144, and as a result, the effect of including the weighted average exchangeable limited partnership units on basic earnings per share is anti-dilutive.

In March 2004, the Company issued 68,166 shares of common stock in full settlement of 375,000 warrants held by the Prudential Insurance Company of America (“Prudential”) in accordance with the cashless exercise provisions of its warrant agreement.  The Company had issued these warrants in 1999 and 2000 in connection with advisory services provided by Prudential to the Company.  The Company did not incur any expense under SFAS No.123 as a result of the exercise of these warrants.

6.              Supplemental Cash Flow Information

During the six-month periods ended June 30, 2004 and 2003, interest paid was $34.7 million and $33.5 million, respectively.

During the six-month period ended June 30, 2004 and 2003, the Company assumed $10.4 million and $39.2 million, respectively of existing debt in connection with the acquisition of properties.

Included in accrued expenses and other liabilities at June 30, 2004 and December 31, 2003 are accrued expenditures for real estate investments of $7.1 million and $5.7 million, respectively.

7.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	June 30, 2004	December 31, 2003

Land	$347,287	$345,618
Land improvements	189,416	187,799
Buildings and improvements	1,821,694	1,808,759
Tenant improvements	52,466	46,972
Improvements in process	16,665	10,825
	2,427,528	2,399,973
Accumulated depreciation and amortization	(281,639)	(242,741)
Net carrying value	$2,145,889	$2,157,232

Acquisitions

In April 2004, the Company acquired a 118,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) known as Long Meadow Commons.  The acquisition price for Long Meadow Commons was $18.5 million and was funded through the assumption of $10.4 million of debt and borrowings under the Company’s line of credit.

In January 2003, the Company acquired 181,000 square feet of a 442,000 square foot community shopping center located in Christiansburg, VA known as Spradlin Farm.  The acquisition price for Spradlin Farm was $23.7 million and was funded with the assumption of $18.5 million of debt and borrowings under the Company’s line of credit.

In April 2003, the Company acquired a 131,000 square foot grocer-anchored community shopping center located in Carmel, Indiana known as Meridian Village Plaza.  The acquisition price for Meridian Village Plaza was $13.6 million and was funded with the assumption of $6.0 million of debt and borrowings under the Company’s line of credit.

In June 2003, the Company acquired 214,000 of a 222,000 square foot grocer-anchored community shopping center located near St. Louis, Missouri known as Clocktower Place.  The acquisition price for Clocktower Place was $24.2 million and was funded with the assumption of $14.7 million of debt and borrowings under the Company’s line of credit.

Dispositions

In April 2004, the Company completed the disposition of the Fortune office building located in Hartsdale, New York, for $7.7 million, resulting in a net gain of $3.0 million.  The results of operations of the Fortune office building have been reclassified as discontinued operations for the three and six-month periods ended June 30, 2004 and 2003.

During the first quarter of 2003, the Company completed the disposition of its ten remaining single-tenant properties classified as held for sale at December 31, 2002.  The Company received proceeds of $2.4 million, resulting in a net gain on sale of $0.8 million.  The results of operations for these properties are classified as discontinued operations for the six-month period ended June 30, 2003.

8.              Investment in Joint Venture

In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 302,000 square foot shopping center, of which the joint venture will own 210,000 square feet, to be located in a suburb of Grand Rapids, Michigan.  The Company made an initial equity investment of $3.3 million which is being accounted for under the equity method of accounting and provided a short-term bridge loan of approximately $9.2 million, which has a maturity date of August 20, 2004 and is classified as other assets in the accompanying consolidated balance sheet.  The operations of the joint venture are being reported on a 90-day lag basis and accordingly, no results of operations are included in the accompanying consolidated statement of operations.

9.              Debt

Line of Credit

On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  The Company’s two operating partnerships are the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries have guaranteed this line of credit.  This line of credit is being used principally to fund growth opportunities and for working capital purposes.  At June 30, 2004 and 2003, $191.0 million and $264.0 million was outstanding under this line of credit, respectively.

This line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company’s debt rating, and requires monthly payments of interest.  The variable rate in effect at June 30, 2004 and 2003, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.78% and 2.36%, respectively.  In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments.

This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the making of investments.  This line of credit also, except under some circumstances, including as necessary to maintain the Company’s status as a REIT, limits the Company’s ability to make distributions in excess of 90% of annual funds from operations, as defined.

The Company is in compliance with all applicable covenants as of June 30, 2004.

Heritage Notes

On April 1, 2004, the Company completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due April 15, 2014.  These notes were issued pursuant to the terms of an indenture Heritage entered into with LaSalle National Bank, as trustee.  The notes are shown net of a $1.7 million discount that is being accreted on a basis that approximates the effective interest method over the term of the notes.  The notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

In addition, the notes have been guaranteed by the Company’s two operating partnerships.  The indenture contains various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Heritage and its subsidiaries.  Heritage is in compliance with all applicable covenants as of June 30, 2004.

Bradley Notes

Prior to the Company’s acquisition of Bradley Real Estate, Inc. (“Bradley”), Bradley Operating Limited Partnership (“Bradley OP”) completed the sale of three series of senior, unsecured debt securities. These debt securities were issued pursuant to the terms of an indenture and three supplemental indentures entered into by Bradley OP with LaSalle National Bank, as trustee, beginning in 1997. The indenture and three supplemental indentures contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries which are owned directly or indirectly by Bradley OP. Bradley OP is in compliance with all applicable covenants as of June 30, 2004.

10.       Related Party Transactions

Preferred and common distributions paid to The New England Teamsters and Trucking Pension Fund (“NETT”), the Company’s largest shareholder, for the six months ended June 30, 2004 and 2003 were $20.5 million and $18.9 million, respectively.  At June 30, 2004 and December 31, 2003, distributions payable to NETT were $10.3 million.

In November 1999, the Company entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts.  This joint venture is owned 94% by NETT and 6% by the Company.  The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company manages the building.  The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003.  The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through June 30, 2004.

In February 2004, the Company entered into an eleven-year lease with this joint venture for the lease of approximately 31,000 square feet of space and moved its corporate headquarters to this space during the first quarter of 2004.  Under the terms of this lease, which were negotiated on an arms-length basis, we begin paying rent to the joint venture in February 2005.

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

11.       Minority Interest

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

12.       Derivatives and Hedging Instruments

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. As of June 30, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

On March 8, 2004, the Company entered into forward-starting swaps for a notional amount of $192.4 million as a means to mitigate the risk of changes in forecasted interest payments on an anticipated issuance of long-term debt. The swaps were designated as cash flow hedges as the Company hedged its exposure to the variability in future cash flows for an anticipated transaction.

Upon completion of the Company’s unsecured debt offering (see Note 7), on March 29, 2004, those derivatives were terminated. The cash received from the counterparties of $1,185,000 for these swaps (designated as cash flow hedges) is included as Other Comprehensive Income in the accompanying consolidated balance sheet.  No hedge ineffectiveness was recognized on these swaps. Amounts reported in Other Comprehensive Income related to these swaps will be reclassified to interest expense as scheduled interest payments are made on the Company’s notes issued in the Company’s debt offering. For the 12-month period from July 1, 2004 to June 30, 2005, the Company estimates that $118,500 will be reclassified into earnings as a reduction of interest expense.

13.       Segment Reporting

The Company predominantly operates in one industry segment – real estate ownership and management of retail properties. As of June 30, 2004, the Company owned 163 community and neighborhood shopping centers.  Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.  The Company defines operating segments as individual properties with no segment representing more than 10% or more of rental revenue.

14.       Subsequent Events

Acquisition

On July 1, 2004, the Company acquired 444,000 square feet of a 498,000 square foot grocer-anchored community shopping center located in Harrisburg, Pennsylvania known as Colonial Commons.  The Company also acquired leasehold interests in an additional approximately 54,000 square feet.  The purchase price for Colonial Commons was approximately $63 million and was funded through borrowings under the Company’s line of credit.

Disposition

In June 2004, the Company entered into a purchase and sale agreement for the sale of Camelot Shopping Center, a 150,571 square foot shopping center located in Louisville, Kentucky for a purchase price of $7.4 million.  The carrying value of the Camelot Shopping Center is $7.0 million as of June 30, 2004.  Under the purchase and sale agreement, the buyer was permitted to terminate the agreement without cause and without financial penalty at any time during the due diligence period, which commenced upon signing the agreement.  The due diligence period expired on August 3, 2004, at which time the buyer's deposit became non-refundable and, as a result, the buyer no longer has the right to terminate the agreement without cause.  The transaction is expected to be completed in October 2004.  The Camelot Shopping Center will be classified as held for sale as of September 30, 2004 and its results of operations including $0.3 million for each of the six months ended June 30, 2004 and 2003, respectively, will be reclassified as discontinued operations in the Company's Statement of Operations for the nine-month periods ended September 30, 2004 and 2003.

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

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.”  We are one of the nation’s largest owners of neighborhood and community shopping centers.  As of June 30, 2004, we had a shopping center portfolio consisting of 163 shopping centers, located in 29 states and totaling approximately 32.8 million square feet of GLA, of which approximately 27.6 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 91.8% leased as of June 30, 2004.

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

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located.  During the past few years, there was an economic downturn in the retail industry and in the U.S. economy generally.  In addition, the retail sector continues to change dramatically as a result of continued industry consolidation due to the continuing strength of Wal-Mart and large retail bankruptcies resulting in an excess amount of available retail space and greater competition.  We believe that the nature of the properties that we primarily own and invest in—grocer-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles.  This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy.  First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio.  We believe that there are meaningful opportunities to increase our cash flow from our existing properties because of their desirable locations.  For instance, during 2002, 2003, and the first quarter of 2004, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn.  However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, we experienced an increase of approximately 1% in our same store net operating income during the second quarter of 2004.  We anticipate modest increases in same store net operating income during the second half of 2004 and into 2005.

During the first half of 2004, in order to re-let vacant space within our portfolio, we incurred higher non-recurring capital expenditures than in prior periods as we re-positioned several of our centers for future growth.  In addition, we anticipate incurring additional non-recurring capital expenditures during the remainder of 2004 as we seek further opportunities to reposition vacant space.

Secondly, we focus on achieving external growth by the expansion of our portfolio and we will continue to pursue targeted acquisitions of primarily grocer-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics.  We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth.  In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing fewer properties.  The low interest rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties.  As a result, during 2004, the Company’s effort to expand its portfolio through acquisition has been adversely affected.  We expect that as long as the interest rate environment continues to be favorable to buyers, this competitive acquisition environment will continue.

As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors.  We completed our first joint venture arrangement with a third party developer during the second quarter of 2004.  However, with respect to joint venture arrangements with third party developers, in most cases, the Company does not anticipate that it will recognize the full economic benefit of such arrangements for 2-3 years.

In the near future, to take advantage of favorable market conditions, we intend to dispose of properties that are not a strategic fit within our overall portfolio.  The disposition of shopping center properties may lead to short-term decreases in net operating income.  However, we intend to offset any such decreases by re-investing the proceeds of such sales to grow our existing portfolio, whether through acquisition or joint venture.  We may also use these sale proceeds to reduce our outstanding indebtedness, improving the quality of our balance sheet.

During 2004, as reflected below, our general and administrative expenses have been higher than anticipated as a result of various business initiatives aimed at future growth, the increased costs associated with being a public company, particularly accounting and other costs incurred in connection with the Company’s review of its internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act, and unanticipated severance costs.  We expect these increased non-severance general and administrative costs to continue during the balance of 2004.

We currently expect to incur additional debt in connection with future acquisitions of real estate.  As of June 30, 2004, we had $1.2 billion of indebtedness, of which, approximately $590.8 million was unsecured indebtedness.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future, we intend to finance our operations and growth primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings. We may also pursue joint venture arrangements aimed at providing alternative sources of capital.

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

Real estate investments held for sale are carried at the lower of carrying amount or fair value, less cost to sell. In addition, the operations of the real estate investments are reflected as discontinued operations on a restated basis.  Depreciation and amortization are suspended during the period held for sale.

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on our net income, because taking an impairment loss results in an immediate negative adjustment to net income.

We apply Statement of Financial Accounting Standards No. 141, Business Combinations, to property acquisitions. Accordingly, the fair value of the real estate acquired is allocated to the acquired tangible assets, identified intangible assets and liabilities.  Identified intangibles consist of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, and are based in each case on their fair values.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease.  However, to date, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is estimated to be immaterial for acquisitions completed as of June 30, 2004. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the average remaining non-cancelable periods of the respective leases. If leases were to be terminated or otherwise modified prior to their stated expiration, all, or a portion of, unamortized amounts relating to the leases would be written off.

Investment in Joint Venture

Except for ownership interests in a variable interest entity, we account for our investments in joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities.  These investments are recorded initially at cost, as Investments in Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.  Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss, if any, from the joint ventures is included on the consolidated statements of operations.  The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds.

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

On March 8, 2004, we entered into forward-starting swaps for a notional amount of $192.4 million as a means to mitigate the risk of changes in forecasted interest payments on an anticipated issuance of long-term debt. The swaps were designated as cash flow hedges as we hedged its exposure to the variability in future cash flows for the anticipated transactions (i.e. future interest payments).

Upon pricing of our unsecured debt offering, on March 29, 2004, those derivatives were terminated. The cash received from the counterparties of $1,185,000 for these swaps (designated as cash flow hedges) is included as Other Comprehensive Income in the accompanying consolidated balance sheet. No hedge ineffectiveness was recognized on these swaps. Amounts reported in Other Comprehensive Income related to these swaps will be reclassified to interest expense as scheduled interest payments are made on the our notes issued in the Company’s debt offering. For the 12-month period from July 1, 2004 to June 30, 2005, we estimate that $118,500 will be reclassified ratably into earnings as a reduction of interest expense.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and six-month periods ended June 30, 2004 and 2003.

The comparison of operating results for the three and six-month periods ended June 30, 2004 and 2003 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes for income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information.

Comparison of the six-month period ended June 30, 2004 to the six-month period ended June 30, 2003.

The table below shows selected operating information for our total portfolio and the 153 properties acquired prior to January 1, 2003 that remained in the total portfolio through June 30, 2004, which constitute the Same Property Portfolio for the six-month period ended June 30, 2004 and 2003, (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change

Revenue:
Rentals	$108,566	$107,055	$1,511	1.4%	$120,729	$110,558	10,171	9.2%
Percentage rent	2,522	2,785	(263)	(9.4)%	2,629	2,894	(265)	(9.2)%
Recoveries	32,536	31,862	674	2.1%	36,348	32,575	3,773	11.6%
Other property	740	790	(50)	(6.3)%	759	791	(32)	(4.0)%
Total revenue	144,364	142,492	1,872	1.3%	160,465	146,818	13,647	9.3%
Expenses:
Property operating expenses	20,815	21,030	(215)	(1.0)%	23,168	21,469	1,699	7.9%
Real estate taxes	21,723	20,148	1,575	7.8%	24,383	20,673	3,710	17.9%
Net operating income	$101,826	$101,314	$512	0.5%	112,914	104,676	8,238	7.9%
Add:
Interest and other income					271	425	(154)	(36.2)%
Deduct:
Depreciation and amortization					43,337	38,224	5,113	13.4%
Interest					37,030	34,042	2,988	8.8%
General and administrative					10,947	11,313	(366)	(3.2)%
Income before net gains					$21,871	$21,522	$349	1.6%

The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of a decrease in the provision for allowance for doubtful accounts of $0.9 million and an increase in minimum rent of $0.6 million.  A lower provision was required for the six-month period ended June 30, 2004 as compared with the six-month period ended June 30,

2003 as a result of a decrease in large tenant bankruptcies and recoveries of amounts previously reserved.  Minimum rent increased as a result of new leases and renewals of existing tenants at higher rental rates. Although our weighted average occupancy on a same property basis decreased from 92.7% for the six-month period ended June 30, 2003 to 91.6% for the six-month period ended June 30, 2004, the new leasing activity offset any loss of income related to new vacancies and bankruptcies.

Percentage rent revenue decreased for our Same Property Portfolio primarily due to lower sales volume for leases with significant percentage rent provisions and the certainty of realization that certain tenant sales thresholds have been met.

Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in real estate tax recovery income of $1.6 million and a decrease in property operating expense recovery income of $1.2 million.  Real estate recovery income increased primarily as a result of an increase in real estate tax expense.  Property operating expense recovery income decreased primarily as a result of a decrease in property operating expenses and lower recovery rates due to declines in occupancy.

Property operating expenses decreased primarily as a result of a $0.3 million decrease in snow removal expense, a $0.2 million decrease in insurance expense, and a $0.2 million decrease in cleaning expense, partially offset by a $ 0.2 million increase in maintenance and supervision.

Real estate tax expense increased primarily as a result of increase valuations assessed for certain properties located in the Mid-West.

The decrease in interest and other income in the Total Portfolio is primarily due to interest income received in 2003 from amounts held in escrow.

Interest expense increased primarily as a result of an increase in indebtedness resulting from property acquisitions during the second half of 2003 and first half 2004 and the issuance of fixed rate unsecured indebtedness to replace variable rate indebtedness.

General and administrative expenses decreased primarily as a result of $1.3 million less severance costs primarily associated with the departure of a former senior officer in 2003.  Excluding severance costs, our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses increased by $0.9 million in the first half of 2004.  This increase resulted from higher salary and bonus expense due to a larger workforce, including the retention of two additional senior officers responsible for joint venture initiatives and as corporate counsel.  In addition, office expenses increased due to the Company's relocation of its corporate office and we incurred higher expenses associated with compliance with the Sarbanes-Oxley Act.

Comparison of the three-month period ended June 30, 2004 to the three-month period ended June 30, 2003.

The table below shows selected operating information for our total portfolio and the 154 properties acquired prior to April 1, 2003 that remained in the total portfolio through June 30, 2004, which constitute the Same Property Portfolio for the three-month period ended June 30, 2004 and 2003, (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change

Revenue:
Rentals	$55,007	$54,213	$794	1.5%	$60,672	$55,463	$5,209	9.4%
Percentage rent	937	930	7	0.8%	940	930	10	1.1%
Recoveries	15,682	15,040	642	4.3%	17,626	15,336	2,290	14.9%
Other property	222	265	(43)	(16.2)%	231	266	(35)	(13.2)%
Total revenue	71,848	70,448	1,400	2.0%	79,469	71,995	7,474	10.4%
Expenses:
Property operating expenses	9,221	9,469	(248)	(2.6)%	10,339	9,630	709	7.4%
Real estate taxes	11,104	10,019	1,085	10.8%	12,450	10,276	2,174	21.2%
Net operating income	$51,523	$50,960	$563	1.1%	56,680	52,089	4,591	8.8%
Add:
Interest and other income					67	396	(329)	(83.1)%
Deduct:
Depreciation and amortization					21,867	19,103	2,764	14.5%
Interest					19,415	17,165	2,250	13.1%
General and administrative					5,664	6,310	(646)	(10.2)%
Income before net gains					$9,801	$9,907	$(106)	(1.1)%

The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of a decrease in the provision for allowance for doubtful accounts of $0.5 million and an increase in minimum rent of $0.3 million.  A lower provision was required for the three-month period ended June 30, 2004 as compared with the three-month period ended June 30, 2003 as a result of a decrease in large tenant bankruptcies and recoveries of amounts previously reserved.  Minimum rent increased as a result of new leases and renewals of existing tenants at higher rental rates, and an increase in lease termination fees of $0.1 million. Although our weighted average occupancy on a same property basis decreased from 92.6% for the three-month period ended June 30, 2003 to 91.4% for the three-month period ended June 30, 2004, the new leasing activity offset any loss of income related to new vacancies and bankruptcies.

Percentage rent revenue remained relatively flat for our Same Property Portfolio primarily due to lower sales volume for leases with significant percentage rent provisions offset by the certainty of realization that certain tenant sales thresholds have been met.

Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in real estate tax recovery income of $1.1 million offset by a decrease in property operating expense recovery income of $0.5 million.  Real estate recovery income increased primarily as a result of an increase in real estate tax expense.  Property operating expense recovery income decreased primarily as a result of a decrease in property operating expenses and lower recovery rates due to declines in occupancy.

Property operating expenses decreased primarily as a result of a $0.2 million decrease in cleaning expense, a $0.1 million decrease in insurance expense, and a $0.1 million decrease in snow removal expense, partially offset by a $ 0.1 million increase in maintenance and supervision and a $0.1 million increase in landscaping expense.

Real estate tax expense increased primarily as a result of increase valuations assessed for certain properties located in the Mid-West.

The decrease in interest and other income in the Total Portfolio is primarily due to interest income received in 2003 from amounts held in escrow.

Interest expense increased primarily as a result of an increase in indebtedness resulting from property acquisitions during the second half of 2003 and first half 2004 and the issuance of fixed rate unsecured indebtedness to replace variable rate indebtedness.

General and administrative expenses decreased primarily as a result of $1.3 million less severance costs primarily associated with the departure of a former senior officer in 2003.  Excluding severance costs, our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses increased by $0.6 million during the second quarter of 2004.  This increase resulted from higher salary and bonus expense due to a larger workforce, including the retention of two additional senior officers responsible for joint venture initiatives and as corporate counsel.  In addition, offices expenses increased due to the Company's relocation of its corporate office and we incurred higher expenses associated with compliance with the Sarbanes-Oxley Act.

Liquidity and Capital Resources

At June 30, 2004, we had $69.1 million in available cash and cash equivalents.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

At June 30, 2004, we had $1.2 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.23% with an average maturity of 5.1 years.  As of June 30, 2004, our market capitalization was $2.5 billion, resulting in a debt-to-total market capitalization ratio of approximately 48.5%.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $3.8 million, or $0.14 per square foot, for the six months ended June 30, 2004.  We expect total maintenance capital expenditures to be approximately $4.6 million, or $0.17 per square foot, for the remainder of 2004.  We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing and re-leasing of retail space.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit facility. As of June 30, 2004 we had an outstanding balance on our line of credit facility of $191 million.  We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities decreased to $53.9 million for the six months ended June 30, 2004 from $62.3 million for the six months ended June 30, 2003. The decrease in cash flows from operations is primarily attributable to the combined effect of an increase in accounts receivable and other assets and a decrease in accounts payable.

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

As of June 30, 2004, the Company had 7 tenants operating under bankruptcy protection, the largest of which is Fleming Companies (“Fleming”). The leases directly impacted by these bankruptcy filings totaled approximately 0.7% of our annualized base rent for all leases in which tenants were in occupancy at June 30, 2004.

On April 1, 2003, Fleming filed for bankruptcy protection. As part of this bankruptcy, Fleming’s motion to reject leases at three of our 13 Fleming store locations was allowed by the Bankruptcy Court on that date. The three rejected leases aggregated approximately 178,000 square feet and represented approximately 0.6% of total annualized base rent for all leases in which tenants were in occupancy on March 31, 2003.

In June 2003, leases at four of our store locations aggregating 234,000 square feet were assumed by Fleming and assigned to Roundy’s, Inc., as part of Roundy’s acquisition of Rainbow Foods.  In December 2003, a fifth lease was assumed by Knowlan’s Food.  A motion is currently pending before the Bankruptcy Court to allow three leases to be assumed by Fleming and assigned to a third party independent grocer.  This motion is expected to be granted in August 2004.  The two remaining leases, aggregating 95,000 square feet were rejected on March 25, 2004.  The sub-operator at one of these two locations entered into an agreement with us to remain in the premises until at least June 30, 2004.  The sub-operator vacated the premises as of June 30, 2004.  We are actively pursuing tenants to lease the five locations that have been rejected.

On January 22, 2002, Kmart Corporation filed for bankruptcy protection. At December 31, 2002, we leased space to Kmart at seven of our shopping centers. In addition, Kmart owns store locations at four of our shopping centers and subleases space from a third party tenant at one of our other locations. In connection with its bankruptcy reorganization, the bankruptcy court approved the rejection of leases at three of these twelve store locations on April 30, 2003. These store closings totaled approximately 290,000 square feet and represented approximately 0.7% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2003. On May 5, 2003, Kmart emerged from bankruptcy with no other store closings or lease terminations.

As a result of our current and past bankrupt tenants, particularly of anchor tenants like Fleming and Kmart, the Company has experienced flat growth in same store net operating income. Any future bankruptcies of tenants in our portfolio, particularly major or anchor tenants, may have additional negative impact on our operating results and cash flows.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, redevelopment, expansions and other non-recurring capital expenditures that are required periodically to our properties, and the costs associated with acquisitions of properties and third party developer joint venture opportunities that we pursue.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders.  Currently, we have a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-, all three have stated the outlook as stable.  A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of June 30, 2004. Therefore, at this time, we believe that additional funds could be obtained, either in the form of additional unsecured borrowings or mortgage debt.  In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Commitments

The following table summarizes our repayment obligations under our indebtedness outstanding as of June 30, 2004 (in thousands):

	2004 (1)	2005	2006	2007	2008	Thereafter	Total (2) (3)
Mortgage loans:

Miracle Hills Park	$3,552	—	—	—	—	—	$3,552
The Commons of Chancellor Park	12,177	—	—	—	—	—	12,177
Franklin Square	223	13,583	—	—	—	—	13,806
Williamson Square	172	10,833	—	—	—	—	11,005
Riverchase Village Shopping Center	158	9,764	—	—	—	—	9,922
Meridian Village Plaza	138	292	4,841	—	—	—	5,271
Spring Mall	56	120	8,021	—	—	—	8,197
Southport Centre	76	160	171	9,593	—	—	10,000
Longmeadow Commons	149	317	344	8,717	—	—	9,527
Innes Street Market	166	352	380	12,098	—	—	12,996
Southgate Shopping Center	51	110	119	2,166	—	—	2,446
Salem Consumer Square	221	455	504	558	8,778	—	10,516
St. Francis Plaza	89	191	207	225	243	—	955
Buckingham Place	28	63	69	74	79	5,054	5,367
County Line Plaza	94	205	222	240	256	16,002	17,019
Trinity Commons	78	171	185	200	214	13,776	14,624
8 shopping centers, cross collateralized	804	1,705	1,843	1,993	2,154	72,132	80,631
Montgomery Commons	34	79	86	94	100	7,437	7,830
Warminster Towne Center	115	260	283	307	329	18,657	19,951
Clocktower Place	55	121	132	144	154	12,009	12,615
545 Boylston St. and William J. McCarthy Bldg.	307	655	711	772	838	31,808	35,091
29 shopping centers, cross collateralized	1,160	2,520	2,728	2,955	3,147	224,115	236,625
Spradlin Farm	84	189	203	219	232	16,440	17,367
Berkshire Crossing	297	611	630	651	671	11,940	14,800
Grand Traverse Crossing	173	366	394	424	457	11,643	13,457
Salmon Run Plaza	150	319	349	381	417	3,192	4,808
Elk Park Center	140	297	321	346	374	6,906	8,384
Grand Traverse Crossing - Wal-Mart	79	165	179	193	208	4,415	5,239
Montgomery Towne Center	179	382	393	307	335	5,626	7,222
Bedford Grove - Wal-Mart	72	152	164	178	191	3,382	4,139
Berkshire Crossing - Home Depot/ Wal-Mart	112	239	258	278	300	5,542	6,729

Total mortgage loans	$21,189	44,676	23,737	43,113	19,477	470,076	$622,268

Unsecured notes	100,000	—	1,490	—	100,000	200,000	401,490
Line of credit facility	—	191,000		—	—	—	191,000

Total indebtedness	$121,189	235,676	25,227	43,113	119,477	670,076	$1,214,758

(1)                                  Represents the period from July 1, 2004 through December 31, 2004.

(2)                                  The aggregate repayment amount for mortgage loans of $1,214,758 does not reflect the unamortized mortgage loan premiums of $10,428 related to the assumption of 11 mortgage loans with above-market contractual interest rates.

(3)                                  The aggregate repayment amount for unsecured loans of $401,490 does not reflect the unamortized original issue discount of $1,679 related to the April 2004 bond issuance.

The indebtedness described in the table above will require balloon payments, including approximately $15.6 million commencing in August 2004. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. We generally refinance balloon payments through borrowings under our unsecured credit facility. We refinance borrowings under our unsecured credit facilty through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties, or additional equity offerings.

As of June 30, 2004, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Construction contracts and tenant improvement obligations	$24,725	3,182	—	—	—	—	$27,907
Ground leases	401	802	802	802	859	37,417	41,083
Office leases	40	1,060	1,116	1,067	1,067	7,247	11,597
Total	$25,166	5,044	1,918	1,869	1,926	44,664	$80,587

(1) Represents the period from July 1, 2004 through December 31, 2004

In addition to the contractual payment obligations included above, we have various existing utility and service contracts with vendors related to our property management. We enter into these contracts in the ordinary course of business, which vary based on usage and may extend beyond one year. These contracts are generally for one year or less and include terms that provide for termination with insignificant or no cancellation penalties.

During the second quarter of 2004, the Company entered into a joint venture agreement with a third party for the development and construction of a shopping center.  Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of the shopping center, which is estimated to occur in the fall of 2005, the Company may be required to purchase the third party's joint venture interest.  The purchase price for this interest would be at the estimated fair market value.  This contingent obligation is not reflected in the table above.

Line of Credit

On April 29, 2002, we entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  Our two operating partnerships are the borrowers under the line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit.  This line of credit is being used principally to fund growth opportunities and for working capital purposes. At June 30, 2004, $191 million was outstanding under the line of credit.

Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants.  This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. The variable rate in effect at June 30, 2004, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate was 2.78%.

As of June 30, 2004, we were in compliance with all of the financial covenants under this line of credit.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged.  These constraints on acquisitions could significantly impede our growth.

Debt Offerings

Heritage Notes

On April 1, 2004, the Company completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due April 15, 2014.  These notes were issued pursuant to the terms of an indenture the Company entered into with LaSalle National Bank, as trustee.  These notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

These notes have been guaranteed by our two operating partnerships.  We used all of the net proceeds of this $200 million unsecured debt offering to reduce the outstanding balance under our line of credit.  The indenture contains various covenants, including covenants which restrict the amount of indebtedness that may be incurred by us and our subsidiaries.  Specifically, for as long as these debt securities are outstanding:

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

Heritage was in compliance with all applicable covenants as of June 30, 2004.

In March 2004, in anticipation of completing an unsecured debt financing, we entered into forward starting interest rate swaps with a total notional amount of $192,450,000. The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering. These forward swaps terminated upon pricing of the debt offering and we received a payment from the counterparties of $1.185 million in connection with the termination of these swaps.

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

Notes due 2006.  In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006, or the 2006 Notes. The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of June 30, 2004.

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

Bradley OP was in compliance with all applicable covenants as of June 30, 2004.

Equity Offerings

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

The following table reflects the calculation of Funds from Operations (in thousands):

	Six months ended June 30,
	2004	2003

Net income	$23,093	$19,899
Add (deduct):
Depreciation and amortization (real-estate related)	42,883	37,928
Net gains on sales of real estate investments	(2,988)	(809)
Funds from Operations	$62,988	$57,018

	Three months ended June 30,
	2004	2003

Net income	$12,207	$8,679
Add (deduct):
Depreciation and amortization (real-estate related)	21,692	18,952
Net gains on sales of real estate investments	(2,988)	—
Funds from Operations	$30,911	$27,631

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors.  Mr. Cammarata is non-executive Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999.  Annualized base rent from the TJX Companies represents approximately 5.2% of our total annualized base rent for all leases in which tenants were in occupancy at June 30, 2004.  TJX pays us rent in accordance with 46 written leases at our properties.

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

In March 2004, Prudential exercised all of its warrants in accordance with the cashless exercise provisions of its warrant agreement. We issued Prudential 68,166 shares of common stock in full settlement of the warrants. We did not incur any additional expense as a result of the exercise of the warrants.

Equity Offering

In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares. Net Realty Holding Trust, our largest stockholder, exercised its contractual preemptive right and purchased 1,563,558, or approximately 40% of the shares we sold in the offering, on the same terms as third parties purchased shares.

131 Dartmouth Street Joint Venture and Lease

In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts.  This joint venture is owned 94% by NETT and 6% by us.  We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building.  We have no ongoing capital contribution requirements with respect to this office building, which was completed in 2003.  We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through June 30, 2004.

In February 2004, we entered into an eleven-year lease with our joint venture with NETT for the lease of approximately 31,000 square feet of space at 131 Dartmouth Street and we moved our corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, which were negotiated on an arms-length basis, we begin paying rent to the joint venture in February 2005.

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

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business.  Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 35, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

The following table presents our fixed rate debt obligations as of June 30, 2004 sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2004 (1)	2005	2006	2007	2008	2009+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$20,892	$44,065	$23,107	$42,462	$18,806	$458,136	$607,468	7.57%
Variable rate	297	611	630	651	671	11,940	14,800	3.11%
Unsecured Debt:
Fixed rate	100,000	—	1,490	—	100,000	200,000	401,490	6.23%
Variable rate	—	191,000	—	—	—	—	191,000	2.78%
Total	$121,189	$235,676	$25,227	43,113	$119,477	$670,076	$1,214,758	6.33%

(1)                                  Represents the period from July 1, 2004 through December 31, 2004.

(2)                                  The aggregate repayment amount of $1,214,758 does not reflect the unamortized mortgage loan premiums totaling $10,428 related to the assumption of eleven mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,679 on the April 2004 bond issuance.

If market rates of interest on our variable rate debt outstanding at June 30, 2004 increase by 10%, or 28 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.6 million annually.

We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2004 in relation to total assets and our total market capitalization.

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

In addition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 29, 2002, the court granted our motion to dismiss Mr. Donahue’s claims. Mr. Donahue subsequently filed an appeal of the court’s decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue’s appeal.  On July 14, 2004, the Massachusetts Appellate Court reversed the lower court’s decision dismissing Mr. Donahue’s claims.  The Appellate Court’s decision reverts the case back to the Superior Court for discovery and additional proceedings.  It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.  Defaults upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 7, 2004.  At the annual meeting, stockholders elected four directors to serve on our Board of Directors until the annual meeting of 2007.  The four directors elected at the meeting were Joseph L. Barry, Richard C. Garrison, David W. Laughton and Kevin C. Phelan.  The directors whose terms of office as a director continued after the meeting and the annual meeting at which their term of office expires are as follows:

Bernard Cammarata (2005)

Thomas C. Prendergast (2005)

Kenneth K. Quigley, Jr. (2006)

William M. Vaughn, III (2006)

Robert J. Watson (2006)

The votes cast for or against, for each nominee for election as a director were as follows:

	For	Votes Against

Joseph L. Barry	39,358,789	539,633

Richard C. Garrison	38,740,680	1,157,742

David W. Laughton	39,295,364	603,058

Kevin C. Phelan	30,361,545	9,536,877

ITEM 5.  Other Information

Separation Agreement

In April 2004, we entered into a separation agreement with Mary Kate Herron, formerly our Vice President, Lease Management.  We incurred additional compensation expense of $0.3 million during the second quarter of 2004 relating to the payment of severance and the acceleration of unvested restricted stock grants and stock options pursuant to the terms of Ms. Herron’s separation agreement.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan, or SERP.  Prior to his termination of employment with the Company in June 2003, Gary Widett, former Senior Vice President and Chief Operating Officer of the Company, participated in the SERP.  As a result of his termination of employment with the Company, Mr. Widett ceased to accrue any additional benefits under the SERP.  In May 2004, the Company entered into a written agreement with Mr. Widett pursuant to which the Company paid Mr. Widett $576,000 in full settlement of his SERP benefit.  The Company recorded an additional $76,000 expense related to this full settlement during the three-month period ended June 30, 2004.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2                           Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1                           Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

32.2                           Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

(b)                                 Reports on Form 8-K

On April 1, 2004, the Company filed a Current Report on Form 8-K with respect to the completion of its issuance and sale of $200 million unsecured Notes due 2014.

On May 4, 2004, the Company furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of the Company’s Press Release, dated May 4, 2004, as well as supplemental operating and financial data regarding the Company for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Dated: August 5, 2004

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer