Form 10-Q
period 2004-09-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2004-11-09
CIK 1158265

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 1, 2004, there were 46,866,798 shares of the Company’s $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO FORM 10-Q

PART I

ITEM 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

ITEM 4: Controls and Procedures

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Changes in Securities

ITEM 3. Defaults upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(Unaudited and in thousands of dollars)

	September 30, 2004	December 31, 2003
Assets
Real estate investments, net	$2,174,704	$2,157,232
Real estate investment held for sale	6,983	—
Cash and cash equivalents	5,853	5,464
Accounts receivable, net of allowance for doubtful accounts of $9,543 in 2004 and $8,770 in 2003	37,571	25,514
Prepaids and other assets	29,556	13,608
Investment in joint venture	3,335	—
Deferred financing and leasing costs	38,843	25,757

Total assets	$2,296,845	$2,227,575

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$625,936	$632,965
Unsecured notes payable	399,854	201,490
Line of credit facility	213,000	243,000
Accrued expenses and other liabilities	94,481	82,115
Accrued distributions	24,738	24,438

Total liabilities	1,358,009	1,184,008

Series B Preferred Units	—	50,000
Series C Preferred Units	—	25,000
Exchangeable limited partnership units	7,157	7,670
Other minority interest	2,425	2,425

Total minority interests	9,582	85,095

Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 46,781,048 and 46,208,574 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	47	46
Additional paid-in capital	1,149,740	1,136,516
Cumulative distributions in excess of net income	(216,153)	(176,267)
Other comprehensive loss	(272)	—
Unearned compensation	(4,108)	(1,823)

Total shareholders’ equity	929,254	958,472

Total liabilities and shareholders’ equity	$2,296,845	$2,227,575

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Nine Months ended September 30, 2004 and 2003
(Unaudited and in thousands, except per-share data)

	Nine Months Ended September 30,
	2004	2003

Revenue:
Rentals and recoveries	$242,301	$220,193
Interest and other	565	456
Total revenue	242,866	220,649
Expenses:
Property operating expenses	33,883	31,919
Real estate taxes	37,033	32,219
Depreciation and amortization	65,665	57,582
Interest	57,155	51,345
General and administrative	16,991	16,153
Total expenses	210,727	189,218
Income before gain on sales of real estate investment and marketable securities	32,139	31,431
Gain of sale of marketable securities	529	—
Gain on sale of real estate investment	25	—
Income before allocation to minority interests	32,693	31,431
Income allocated to exchangeable limited partnership units	(191)	(170)
Income allocated to Series B & C Preferred Units	(2,176)	(4,992)
Income before discontinued operations	30,326	26,269
Discontinued operations:
Income from discontinued operations	422	1,605
Gains on sales of discontinued operations	2,988	2,683
Income from discontinued operations	3,410	4,288
Net income attributable to common shareholders	$33,736	$30,557
Basic per-share data:
Income before discontinued operations	$0.65	$0.63
Income from discontinued operations	0.07	0.10
Income attributable to common shareholders	$0.72	$0.73

Weighted average common shares outstanding	46,617	41,730
Diluted per-share data:
Income before discontinued operations	$0.65	$0.63
Income from discontinued operations	0.07	0.10
Income attributable to common shareholders	$0.72	$0.73

Weighted average common and common equivalent shares outstanding	47,230	42,195

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Three Months ended September 30, 2004 and 2003
(Unaudited and in thousands, except per-share data)

	Three Months Ended September 30,
	2004	2003

Revenue:
Rentals and recoveries	$82,267	$73,786
Interest and other	294	31
Total revenue	82,561	73,817
Expenses:
Property operating expenses	10,811	10,552
Real estate taxes	12,690	11,592
Depreciation and amortization	22,459	19,485
Interest	20,125	17,303
General and administrative	6,044	4,840
Total expenses	72,129	63,772
Income before gain on sales of real estate investment and marketable securities	10,432	10,045
Gain of sale of marketable securities	529	—
Gain on sale of real estate investment	25	—
Income before allocation to minority interest	10,986	10,045
Income allocated to exchangeable limited partnership units	(48)	(82)
Income allocated to Series B & C Preferred Units	(413)	(1,664)
Income before discontinued operations	10,525	8,299
Discontinued operations:
Operating income from discontinued operations	118	483
Gains on sales of discontinued operations	—	1,874
Income from discontinued operations	118	2,357
Net income attributable to common shareholders	$10,643	$10,656
Basic per-share data:
Income before discontinued operations	$0.23	$0.20
Income from discontinued operations	—	0.05
Income attributable to common shareholders	$0.23	$0.25

Weighted average common shares outstanding	46,747	41,812
Diluted per-share data:
Income before discontinued operations	$0.23	$0.20
Income from discontinued operations	—	0.05
Income attributable to common shareholders	$0.23	$0.25

Weighted average common and common equivalent shares outstanding	47,345	42,198

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Comprehensive Income
Three and Nine Months ended September 30, 2004 and 2003
(Unaudited and in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net income attributable to common shareholders	$33,736	$30,557	$10,643	$10,656
Other comprehensive income (loss):
Realized gain from settlement of cash flow hedges	1,185	—	—	—
Unrealized loss on cash flow hedges	(1,398)	—	(1,398)	—
Unrealized holding gains on marketable securities	529	—	65	—
Reclassification adjustment for realized gain from sale of marketable securities	(529)	—	(529)	—
Reclassification adjustment for accretion of realized gain of cash flow hedges	(59)	—	(29)	—
Total other comprehensive loss	(272)	—	(1,891)	—
Comprehensive income	$33,464	$30,557	$8,752	$10,656

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2004 and 2003

(unaudited and in thousands of dollars)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$33,736	$30,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,819	57,772
Amortization of deferred debt financing costs	1,510	1,385
Amortization of debt premiums and discount	(1,167)	(542)
Amortization of effective portion of interest rate swap	(60)	—
Compensation expense associated with stock plans, including acceleration of unvested stock options	4,546	4,834
Net gains on sales of real estate investments	(3,013)	(2,683)
Gain on sale of marketable securities	(529)	—
Income allocated to exchangeable limited partnership units	191	170
Income allocated to Series B & C Preferred Units	2,176	4,992
Changes in operating assets and liabilities	(21,471)	(3,713)
Net cash provided by operating activities	81,738	92,772
Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(85,063)	(37,588)
Expenditures for investment in joint venture	(3,321)	—
Investment in mortgage loan receivable	(9,188)	—
Net proceeds from sales of real estate investments	14,410	15,528
Proceeds from sale of marketable securities	1,101	—
Expenditures for capitalized leasing commissions	(3,657)	(3,604)
Expenditures for furniture, fixtures and equipment	(1,748)	(317)
Net cash used for investing activities	(87,466)	(25,981)
Cash flows from financing activities:
Proceeds from the issuance of common stock	6,116	5,841
Repurchase of common stock	(34)	—
Repayments of mortgage loans payable	(16,183)	(13,762)
Proceeds from line of credit facility	280,000	66,000
Repayments of line of credit facility	(310,000)	(34,000)
Proceeds from interest swap termination	1,185	—
Proceeds from issuance of unsecured bonds	198,278	—
Distributions paid to exchangeable limited partnership unit holders	(533)	(536)
Distributions paid to Series B & C Preferred Unit holders	(2,176)	(4,992)
Redemption of Series B and C Preferred Units	(75,000)	—
Common stock distributions paid	(73,324)	(65,666)
Expenditures for deferred debt financing costs	(2,011)	—
Expenditures for equity issuance costs	(201)	—
Net cash provided by (used for) financing activities	6,117	(47,115)
Net increase in cash and cash equivalents	389	19,676
Cash and cash equivalents:
Beginning of period	5,464	1,467
End of period	$5,853	$21,143

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  However, amounts presented in the condensed consolidated balance sheet as of December 31, 2003 are derived from the audited financial statements of the Company at that date.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications of 2003 amounts have been made to conform to the 2004 presentation.  The results of operations for properties disposed of during the three-and nine-month periods ended September 30, 2004 have been reclassified as discontinued operations for the prior comparable periods.

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

3.              Marketable Securities

The Company received shares of a publicly traded company during the nine-month period ended September 30, 2004 in settlement of the rejection of certain leases in connection with bankruptcy proceedings of the publicly traded company.  The Company accounts for investments in securities of publicly traded companies in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Investments, and has classified the securities as available-for-sale.  All shares received were sold during the three-month period ended September 30, 2004 for $1.1 million, resulting in a realized gain of $0.5 million.  The unrealized holding gain of $0.5 million included in other comprehensive income as of June 30, 2004 has been reclassified to realized gain during the three and nine month periods ended September 30, 2004.

4.              Stock-Based Compensation

At September 30, 2004, the Company had one stock-based employee compensation plan (the “Plan”).  The Company accounts for this Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost related to stock option grants is reflected in the Company’s reported results, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) to stock-based employee compensation (in thousands, except per-share data):

	Nine months ended September 30,
	2004	2003
Net income, as reported	$33,736	$30,557
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	572	507

Pro forma net income attributable to common shareholders	$33,164	$30,050

Earnings per share:
Basic – as reported	$0.72	$0.73
Basic – pro forma	$0.71	$0.72

Diluted – as reported	$0.72	$0.73
Diluted – pro-forma	$0.71	$0.72

	Three months ended September 30,
	2004	2003
Net income, as reported	$10,643	$10,656
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	122	132

Pro forma net income attributable to common shareholders	$10,521	$10,524

Earnings per share:
Basic – as reported	$0.23	$0.25
Basic – pro forma	$0.23	$0.25

Diluted – as reported	$0.23	$0.25
Diluted – pro-forma	$0.22	$0.25

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

On March 3, 2003, the Company issued the second installment of 155,000 shares based on a value of $24.36 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 3, 2004, based on the continued employment of these individuals with the Company through that date. During the nine-month periods ended September 30, 2004 and 2003, the Company recognized $0.5 million and $2.4 million (including $0.3 million of acceleration amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with one of the participants), respectively of compensation expense related to these shares.

On March 1, 2004, the Company issued the third installment of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a value of $29.70 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 1, 2005, subject to the continued employment of these individuals with the Company through that date.  During the nine-month period ended September 30, 2004, the Company recognized $2.4 million of compensation expense related to these shares.  The unamortized compensation expense of $1.7 million is included as unearned compensation on the accompanying September 30, 2004 balance sheet and will be amortized ratably through February 2005.

In March 2003, the Company issued 119,500 shares of restricted stock related to 2002 performance and based on a fair value on the date of issuance of $24.36 per share.  The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.  During the nine-month periods ended September 30, 2004 and 2003, including the reimbursement of the taxes to be paid by one employee related to the shares, the Company recognized $0.6 million and $1.0 million (including $0.3 million of acceleration amortization related to a separation agreement entered into during the quarter ended June 30, 2003 with one of the recipients of shares), respectively of compensation expense related to these shares.  The unamortized compensation expense of $0.7 million is included as unearned compensation on the accompanying September 30, 2004 balance sheet and will be amortized ratably through December 2005.

In March 2004, the Company issued 108,000 shares of restricted stock related to 2003 performance and based on a fair value on the date of issuance of $28.47 per share.  During the nine-month periods ended September 30, 2004 and 2003, including the reimbursement of the taxes to be paid by one employee related to the shares, the Company recognized $0.8 million and $0.9 million, respectively of compensation expense related to these shares.  The unamortized compensation expense of $1.7 million is included as unearned compensation on the accompanying September 30, 2004 balance sheet and will be amortized ratably through December 2006.

During the nine-month period ended September 30, 2004, including the reimbursement of the taxes to be paid by one employee related to the shares, the Company also recorded $0.7 million of compensation expense related to 110,000 shares of restricted stock anticipated to be issued by the Company in 2005 for 2004 performance.  This accrual is an estimate of the compensation expense that will be required to be recognized in the event that these shares are actually issued.  The Company will recognize compensation expense with respect to these restricted shares ratably over the one-year performance and three-year vesting periods.

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

	Nine months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$33,736	46,617	$0.72
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	274	—
Operating partnership units	191	339	0.56
Diluted earnings per share:
Net income attributable to common shareholders	$33,927	47,230	$0.72

	Nine months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$30,557	41,730	$0.73
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	125	—
Operating partnership units	170	340	0.50
Diluted earnings per share:
Net income attributable to common shareholders	$30,727	42,195	$0.73

	Three months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$10,643	46,747	$0.23
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	262	—
Operating partnership units	48	336	0.14
Diluted earnings per share:
Net income attributable to common shareholders	$10,691	47,345	$0.23

	Three months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$10,656	41,812	$0.25
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	386	—
Diluted earnings per share:
Net income attributable to common shareholders	$10,656	42,198	$0.25

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

6.              Supplemental Cash Flow Information

During the nine-month periods ended September 30, 2004 and 2003, interest paid was $51.9 million and $50.7 million, respectively.

During the nine-month periods ended September 30, 2004 and 2003, the Company assumed $10.4 million and $39.2 million, respectively of existing debt in connection with the acquisition of properties.

During the nine-month period ended September 30, 2004, 7,814 exchangeable limited partnership units in a subsidiary of the Company were exchanged for 7,814 shares of common stock pursuant to the limited partnership agreement of that subsidiary.

Included in accrued expenses and other liabilities at September 30, 2004 and December 31, 2003 are accrued expenditures for real estate investments of $6.7 million and $5.7 million, respectively.

7.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	September 30, 2004	December 31, 2003

Land	$353,010	$345,618
Land improvements	192,124	187,799
Buildings and improvements	1,850,880	1,808,759
Tenant improvements	59,038	46,972
Improvements in process	18,452	10,825
	2,473,504	2,399,973
Accumulated depreciation and amortization	(298,800)	(242,741)
Net carrying value	$2,174,704	$2,157,232

Acquisitions

In July 2004, the Company acquired 433,000 square feet of a 505,000 square foot grocer-anchored community shopping center located in Harrisburg, Pennsylvania known as Colonial Commons.  The Company also acquired leasehold interests in an additional approximately 53,000 square feet.  The acquisition price for Colonial Commons was $63.1 million and was funded through borrowings under the Company’s line of credit.

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

Dispositions

In April 2004, the Company completed the disposition of the Fortune office building located in Hartsdale, New York, for $7.7 million, resulting in a net gain of $3.0 million.  The results of operations of the Fortune office building have been reclassified as discontinued operations for the three and nine-month periods ended September 30, 2004 and 2003.

In September 2003, the Company completed the disposition of River Ridge Marketplace, a 214,000 square foot community shopping center located in Asheville, North Carolina.  The sale price was $13.2 million resulting in a gain of $1.8 million.  The proceeds from the sale were used to partially pay down the Company’s line of credit.  The results of operations of the property have been reclassified as discontinued operations for the three and nine-month periods ended September 30, 2003.

During the first quarter of 2003, the Company completed the disposition of its ten remaining single-tenant properties classified as held for sale at December 31, 2002.  The Company received proceeds of $2.4 million, resulting in a net gain on sale of $0.8 million.  The results of operations for these properties are classified as discontinued operations for the three and nine-month periods ended September 30, 2003.

Real estate assets held for sale

In June 2004, the Company entered into a purchase and sale agreement for the sale of Camelot Shopping Center, a 151,000 square foot shopping center located in Louisville, Kentucky for a purchase price of $7.4 million.  The sale was completed on October 1, 2004 and resulted in a gain of $0.4 million.  The Camelot Shopping Center has been classified as held for sale on the accompanying consolidated balance sheet as of September 30, 2004. The results of operations, consisting of $0.3 million and $0.2 million for nine-month periods ended September 30, 2004 and 2003, respectively, and $0.1 million for each of the three-month periods ended September 30, 2004 and 2003, have been classified as discontinued operations in the accompanying statement of operations.

8.              Investment in Joint Venture

In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 302,000 square foot shopping center, of which the joint venture will own 210,000 square feet, to be located in a suburb of Grand Rapids, Michigan.  The Company made an initial equity investment of $3.3 million, which is being accounted for under the equity method of accounting and provided a short-term bridge loan of approximately $9.2 million, which had an original maturity date of August 20, 2004 and was subsequently extended for 90 days. The operations of the joint venture, consisting of incidental activity related to operating restaurants located on out parcels, are being reported on a 90-day lag basis.  Accordingly, the operations for the period from May 17, 2004 (acquisition date) through June 30, 2004 are included in the accompanying consolidated statement of operations and are classified as Interest and Other.  The bridge loan receivable is classified as other assets in the accompanying consolidated balance sheet and the interest earned on the loan, to the extent attributable to the outside interest in the joint venture, is recorded as Interest and Other.

9.              Debt

Line of Credit

On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  The Company’s two operating partnerships are the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries have guaranteed this line of credit.  This line of credit is being used principally to fund growth opportunities and for working capital purposes.  At September 30, 2004 and December 31, 2003, $213.0 million and $243.0 million was outstanding under this line of credit, respectively.

This line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company’s debt rating, and requires monthly payments of interest.  The variable rate in effect at September 30, 2004 and December 31, 2003, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.76% and 2.78%, respectively.  In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments.

This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the making of investments.  This line of credit also, except under some circumstances, including as necessary to maintain the Company’s status as a REIT, limits the Company’s ability to make distributions in excess of 90% of annual funds from operations, as defined.  The Company is in compliance with all applicable covenants as of September 30, 2004.

Heritage Notes

On April 1, 2004, the Company completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due April 15, 2014.  These notes were issued pursuant to the terms of an indenture the Company entered into with LaSalle National Bank, as trustee.  The notes are shown net of an original issue discount of $1.7 million that is being accreted on a basis that approximates the effective interest method over the term of the notes.  The notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

In addition, the notes have been guaranteed by the Company’s two operating partnerships.  The indenture contains various covenants, including covenants which restrict the amount of indebtedness that may be incurred by the Company and its subsidiaries.  The Company is in compliance with all applicable covenants as of September 30, 2004.

Bradley Notes

Prior to the Company’s acquisition of Bradley Real Estate, Inc. (“Bradley”), Bradley Operating Limited Partnership (“Bradley OP”) completed the sale of three series of senior, unsecured debt securities. These debt securities were issued pursuant to the terms of an indenture and three supplemental indentures entered into by Bradley OP with LaSalle National Bank, as trustee, beginning in 1997. The indenture and three supplemental indentures contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries which are owned directly or indirectly by Bradley OP. Bradley OP is in compliance with all applicable covenants as of September 30, 2004.

10.       Related Party Transactions

Common distributions paid to The New England Teamsters and Trucking Pension Fund (“NETT”), the Company’s largest shareholder, for the nine months ended September 30, 2004 and 2003 were $30.8 million and $28.4 million, respectively.  At September 30, 2004 and December 31, 2003, distributions payable to NETT were $10.3 million.

In November 1999, the Company entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts.  This joint venture is owned 94% by NETT and 6% by the Company.  The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company manages the building.  The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003.  The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through September 30, 2004.

In February 2004, the Company entered into an eleven-year lease with this joint venture for the lease of approximately 31,000 square feet of space and moved its corporate headquarters to this space during the first quarter of 2004.  Under the terms of this lease, which were negotiated on an arms-length basis, we begin paying rent to the joint venture in February 2005.

In connection with the formation of the Company, environmental studies were not completed for all of the contributed properties.  NETT has agreed to indemnify the Company for environmental costs up to $50 million.  The environmental costs include completing environmental studies and any required remediation.  Since its formation in July 1999, the Company has been reimbursed by NETT for approximately $2.1 million of environmental costs pursuant to this indemnity.

11.       Minority Interest

On September 7, 2004, the Company redeemed all 1,000,000 outstanding 8.875% Series C Cumulative Redeemable Perpetual Preferred Units of Bradley OP, at a redemption price of $25.00 per unit, plus approximately $0.413 of accrued and unpaid distributions.  There were no unamortized issuance costs associated with the Series C Preferred Units, therefore, the Company did not incur a charge in connection with this redemption.

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

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  To date, such derivatives were used to hedge the variable cash flows associated with floating rate debt and forecasted interest payments on forecasted issuances of debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  As of September 30, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

During the three and nine month periods ended September 30, 2004, the Company entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on forecasted issuances of long-term debt. During the third quarter, the Company used such derivatives to hedge variability in future cash flows related to $146.6 million of forecasted debt issuances.  The fair value of such derivatives was ($1.4 million) at September 30, 2004.  The Company issued the forecasted debt on October 15, 2004 and terminated the related forward starting interest rate swaps at their then current fair value of ($1.7 million).  This amount will continue to be deferred in other comprehensive loss and will be reclassified as an increase of interest expense as the forecasted interest payments affect earnings.

During the first quarter, the Company used forward-starting interest rate swaps to hedge the variability in future cash flows related to $192.4 million of forecasted debt issuances.  The Company issued the forecasted debt on April 1, 2004 and terminated the related forward starting interest rate swaps at their then current fair value of $1.2 million.  This amount has been deferred in other comprehensive loss and will be reclassified as a reduction of interest expense as the forecasted interest payments affects earnings.

For the three-month period ended September 30, 2004, the change in net unrealized losses for derivatives designated as cash flow hedges was $1.4 million and is separately disclosed in the statement of comprehensive income.  This change is comprised of decreases in the fair value of cash flow hedges of $1.4 million and reclassification adjustments of $.03 million.

For the nine-month period ended September 30, 2004, the change in net unrealized losses for derivatives designated as cash flow hedges was $0.3 million and is separately disclosed in the statement of changes in shareholders’ equity and other comprehensive loss.  This change is comprised of a realized gain of $1.2 million in the fair value of the swaps entered into in March 2004 offset by a $1.4 million unrealized loss in the fair value of the swaps entered into in August 2004 and reclassification adjustments of $0.1 million.

No hedge ineffectiveness on cash flow hedges was recognized during 2004.  Amounts reported in other comprehensive loss related to these swaps will be reclassified to interest expense as scheduled interest payments are made on the Company’s notes issued in the Company’s debt offerings. As previously discussed, the Company terminated forward starting swaps hedging $146.6 million of debt issuances on October 15, 2004 at a fair value of ($1.7 million).  Including the impact of the terminated forward starting swaps, the Company estimated that $0.2 million would be reclassified from other comprehensive loss as an increase of interest expense during the next 12 months.

13.       Segment Reporting

The Company predominantly operates in one industry segment – real estate ownership and management of retail properties. As of September 30, 2004, the Company owned 164 community and neighborhood shopping centers.  Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.  The Company defines operating segments as individual properties with no segment representing more than 10% or more of rental revenue.

14.       Guarantor of Notes Payable

On April 1, 2004, the Company issued $200,000,000 aggregate principal amount of its 5.125% Notes due 2014 (the “Prior Notes”) to certain initial purchasers, who then sold those notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Prior Notes were guaranteed (the “Prior Guarantees”) by the Company’s two operating partnerships, Heritage Property Investment Limited Partnership and Bradley Operating Limited Partnership (the “Guarantors”). Each of the Prior Guarantees was full and unconditional and joint and several.

Because they were sold pursuant to exemptions from registration under the Securities Act, the Prior Notes and Prior Guarantees were subject to transfer restrictions. In connection with the issuance of the Prior Notes and Prior Guarantees, the Company and the Guarantors entered into a registration rights agreement with the initial purchasers in which the Company and the Guarantors agreed to register with the Securities and Exchange Commission (“SEC”) under the Securities Act new notes (“Registered Notes”) and new guarantees (“Registered Guarantees”) to be exchanged for the Existing Notes and Existing Guarantees. Each of the Registered Guarantees is full and unconditional and joint and several.

The Company and the Guarantors filed a Registration Statement on Form S-4 with the SEC for the purpose of registering the Registered Notes and Registered Guarantees under the Securities Act. Following the effectiveness of this Registration Statement, the Registered Notes and Registered Guarantees were exchanged for the Prior Notes and Prior Guarantees.  Rule 3-10(a) of Regulation S-X requires the Company to file separate financial statements for guarantors of registered securities. In lieu of providing such separate financial statements with respect to wholly owned guarantors, Rule 3-10(f) of Regulation S-X requires the Company to include a footnote with respect to its guarantor and non-guarantor subsidiaries in its financial statements.

As a result of the foregoing, this footnote is being provided pursuant to Rule 3-10(f) of Regulation S-X in lieu of providing separate annual financial statements with respect to Heritage Property Investment Limited Partnership, a wholly owned Guarantor. Financial statements with respect to Bradley Operating Limited Partnership, a non-wholly owned Guarantor, will be separately filed with the SEC.

The following represents summarized condensed consolidating financial information as of September 30, 2004 and December 31, 2003 with respect to the financial position of the Company and for the three and nine-month periods ended September 30, 2004 and 2003 with respect to the results of operations and cash flows of the Company and its subsidiaries. The Parent Company column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors’ columns are segregated between Bradley Operating Limited Partnership, which is 99% owned by the Company, and Heritage Property Investment Limited Partnership, a wholly-owned subsidiary of the Company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets

		Guarantors
September 30, 2004 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Real estate investments, net	$—	$1,015,337	$290,374	$868,993	$—	$2,174,704
Other assets	229,345	100,478	10,067	60,446	(278,195)	122,141
Investment in guarantor & non-guarantor subsidiaries	924,929	158,366	326,832	—	(1,410,127)	—

Total assets	$1,154,274	$1,274,181	$627,273	$929,439	$(1,688,322)	$2,296,845

Liabilities & Shareholders’ Equity/Partners’ Capital

Liabilities:

Indebtedness	198,364	656,680	217,876	416,811	(250,941)	1,238,790
Other Liabilities	27,372	59,750	34,274	25,005	(27,182)	119,219

Total liabilities	225,736	716,430	252,150	441,816	(278,123)	1,358,009

Minority Interests	—	9,698	—	2,425	(2,541)	9,582

Shareholders’ equity / partners’ capital	928,538	548,053	375,123	485,198	(1,407,658)	929,254

Total liabilities and partners’ capital	$1,154,274	$1,274,181	$627,273	$929,439	$(1,688,322)	$2,296,845

		Guarantors
December 31, 2003	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Real estate investments, net	$—	$1,026,975	$299,794	$830,463	$—	$2,157,232
Other assets	24,259	22,483	8,269	39,591	(24,259)	70,343
Investment in subsidiaries	958,472	150,421	267,683	—	(1,376,576)	—

Total assets	$982,731	$1,199,879	$575,746	$870,054	$(1,400,835)	$2,227,575

Liabilities and Shareholders’ Equity/Partners’ Capital

Liabilities:

Indebtedness	—	480,842	170,075	426,538	—	1,077,455
Other liabilities	24,259	51,698	31,868	22,987	(24,259)	106,553

Total liabilities	24,259	532,540	201,943	449,525	(24,259)	1,184,008
Minority interests/redeemable equity	—	84,681	—	2,425	(2,011)	85,095
Shareholders’ equity/partners’ capital	958,472	582,658	373,803	418,104	(1,374,565)	958,472

Total liabilities and shareholders’ equity/partners’ capital	$982,731	$1,199,879	$575,746	$870,054	$(1,400,835)	$2,227,575

Condensed Statements of Operations

		Guarantors
Three months ended September 30, 2004 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$38,131	$11,528	$32,608	$—	$82,267
Interest and other	2,619	194	90	10	(2,619)	294
Total revenue	2,619	38,325	11,618	32,618	(2,619)	82,561

Expenses:

Operating expenses	—	11,728	2,817	8,956	—	23,501
Depreciation and amortization	—	10,268	3,086	9,105	—	22,459
Interest	2,688	8,882	3,382	7,792	(2,619)	20,125
Interest-related party
General and administrative	—	3,381	1,733	930	—	6,044
Total expenses	2,688	34,259	11,018	26,783	(2,619)	72,129

Income (loss) before net gains	(69)	4,066	600	5,835	—	10,432

Gain on sale of marketable securities	—	—	245	284	—	529
Gain on sale of real estate investment	—	25	—	—	—	25
Income before allocation to minority interests	(69)	4,091	845	6,119	—	10,986
Income allocated to exchangeable partnership units	(48)	—	—	—	—	(48)
Income allocated to Series B & C preferred units		(413)	—	—	—	(413)
Subsidiary earnings	13,301	2,605	3,514	—	(19,420)	—
Income before discontinued operations	13,184	6,283	4,359	6,119	(19,420)	10,525
Discontinued operations:
Operating income from discontinued operations	—	131	(13)	—	—	118

Income from discontinued operations	—	131	(13)	—	—	118

Net income	$13,184	$6,414	$4,346	$6,119	$(19,420)	$10,643

		Guarantors
Three months ended September 30, 2003 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$38,129	$10,985	$24,890	$(218)	$73,786
Interest and other	—	7	13	11	—	31
Total revenue	—	38,136	10,998	24,901	(218)	73,817

Expenses:

Operating expenses	—	12,803	2,780	6,561	—	22,144
Depreciation and amortization	—	9,816	3,129	6,540	—	19,485
Interest	—	6,413	3,448	7,442	—	17,303
General and administrative	218	2,754	1,314	772	(218)	4,840

Total expenses	218	31,786	10,671	21,315	(218)	63,772

Income (loss) before allocation to minority interests	(218)	6,350	327	3,586	—	10,045

Income allocated to exchangeable partnership units	(82)	—	—	—	—	(82)
Income allocated to Series B & C preferred units	—	(1,664)	—	—	—	(1,664)
Subsidiary earnings	13,022	2,375	1,211	—	(16,608)	—

Income before discontinued operations	12,722	7,061	1,538	3,586	(16,608)	8,299

Discontinued operations:

Operating income from discontinued operations	—	72	411	—	—	483
Gain on sale of discontinued operations	—		1,874	—	—	1,874

Income from discontinued operations	—	72	2,285	—	—	2,357

Net income	$12,722	$7,133	$3,823	$3,586	$(16,608)	$10,656

		Guarantors
Nine months ended September 30, 2004 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$113,898	$33,911	$94,592	$(100)	$242,301
Interest and other	5,210	203	338	24	(5,210)	565
Total revenue	5,210	114,101	34,249	94,616	(5,310)	242,866
Expenses:

Operating expenses	—	36,867	7,853	26,196	—	70,916
Depreciation and amortization	—	30,582	9,521	25,562	—	65,665
Interest	5,347	23,353	10,178	23,487	(5,210)	57,155
General and administrative	100	9,935	4,396	2,660	(100)	16,991

Total expenses	5,447	100,737	31,948	77,905	(5,310)	210,727

Income (loss) before net gains	(237)	13,364	2,301	16,711	—	32,139

Gain on sale of marketable securities	—	—	245	284	—	529
Gain on sale of real estate investment	—	25	—	—	—	25
Income before allocation to minority interests	(237)	13,389	2,546	16,995	—	32,693

Income allocated to exchangeable partnership units	(191)	—	—	—	—	(191)
Income allocated to Series B & C preferred units	—	(2,176)	—	—	—	(2,176)
Subsidiary earnings	38,458	7,646	9,349	—	(55,453)	—

Income before discontinued operations	38,030	18,859	11,895	16,995	(55,453)	30,326

Discontinued operations:

Operating income from discontinued operations	—	294	128	—	—	422
Gain on sale of discontinued operations	—	—	2,988	—	—	2,988

Income from discontinued operations	—	294	3,116	—	—	3,410

Net income	$38,030	$19,153	$15,011	$16,995	$(55,453)	$33,736

		Guarantors
Nine months ended September 30, 2003 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$113,711	$32,622	$74,509	$(649)	$220,193
Interest and other	—	23	168	265	—	456
Total revenue	—	113,734	32,790	74,774	(649)	220,649

Expenses:

Operating expenses	—	36,232	7,835	20,071	—	64,138
Depreciation and amortization	—	29,054	9,210	19,318	—	57,582
Interest	—	19,335	10,322	21,688	—	51,345
General and administrative	649	9,220	4,378	2,555	(649)	16,153

Total expenses	649	93,841	31,745	63,632	(649)	189,218

Income before allocation to minority interests	(649)	19,893	1,045	11,142	—	31,431

Income allocated to exchangeable partnership units	(170)	—	—	—	—	(170)
Income allocated to Series B & C preferred units	—	(4,992)	—	—	—	(4,992)
Subsidiary earnings	34,799	7,425	3,717	—	(45,941)	—

Income before discontinued operations	33,980	22,326	4,762	11,142	(45,941)	26,269

Discontinued operations:

Operating income from discontinued operations	—	208	1,397	—	—	1,605
Gain on sale of discontinued operations	—	—	2,683	—	—	2,683

Income from discontinued operations	—	208	4,080	—	—	4,288

Net income	$33,980	$22,534	$8,842	$11,142	$(45,941)	$30,557

Condensed Statements of Cash Flows

		Guarantors
Nine months ended September 30, 2004 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$69,991	$42,279	$20,562	$55,599	$(106,693)	$81,738

Cash flows from investing activities	—	(26,063)	1,856	(63,259)	—	(87,466)

Cash flows from financing activities	(69,991)	(16,003)	(23,433)	8,851	106,693	6,117

Change in cash and cash equivalents	—	213	(1,015)	1,191	—	389

Beginning of period	—	1,292	1,139	3,033	—	5,464

End of period	$—	$1,505	$124	$4,224	$—	$5,853

		Guarantors
Nine months ended September 30, 2003 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$59,825	$56,961	$19,384	$52,728	$(96,126)	$92,772

Cash flows from investing activities	—	(12,222)	5,394	(19,153)	—	(25,981)

Cash flows from financing activities	(59,825)	(34,562)	(15,769)	(33,085)	96,126	(47,115)

Change in cash and cash equivalents	—	10,177	9,009	490	—	19,676

Beginning of period	—	341	(700)	1,826	—	1,467

End of period	$—	$10,518	$8,309	$2,316	$—	$21,143

15.       Subsequent Event

Issuance of New Debt Securities

On October 15, 2004, the Company completed the issuance and sale of $150 million principal amount of 4.50% notes due 2009.  These notes were issued pursuant to the terms of an indenture the Company entered into with LaSalle National Bank, as trustee.  These notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.  In addition, these notes have been guaranteed by the Company’s two operating partnerships.  The indenture contains various covenants, including covenants that restrict the amount of indebtedness that may be incurred by the Company and its subsidiaries.

In August 2004, in anticipation of completing an unsecured debt financing, the Company entered into forward starting interest rate swaps with a total notional amount of $146.6 million.  The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering.  These forward swaps terminated upon pricing of the debt offering and the Company made a payment to the counterparties of $1.7 million in connection with the termination of these swaps.

ITEM 2:                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  The forward-looking statements reflect the Company’s current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company’s actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results.  The factors that could cause actual results to differ materially from current expectations include financial performance and operations of the Company’s shopping centers, including the Company’s tenants, real estate conditions, current and future bankruptcies of the Company’s tenants, execution of shopping center redevelopment programs, the Company’s ability to finance the Company’s operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed from time to time in filings with the Securities and Exchange Commission.  The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.”  We are one of the nation’s largest owners of neighborhood and community shopping centers.  As of September 30, 2004, we had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.2 million square feet of GLA, of which approximately 27.9 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.1% leased as of September 30, 2004.

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

In the face of these challenging market conditions, we follow a dual growth strategy.  First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio.  We believe that there are meaningful opportunities to increase our cash flow from our existing properties because of their desirable locations.  For instance, during 2002, 2003, and the first quarter of 2004, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn during the early part of this decade.  However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, as well as the improvement in the overall performance of our portfolio and improving economic conditions within our markets, we experienced an increase of approximately 1.6% in our same property net operating income during the first nine months of 2004 (after deducting lease termination activity).  We anticipate our same property operating performance during the remainder of 2004 and into 2005 will be consistent with our performance during the first nine months of 2004.

During the first nine months of 2004, in order to re-let vacant space within our portfolio, we incurred higher non-recurring capital expenditures than in prior periods as we re-positioned several of our centers for future growth.  In addition, we anticipate incurring additional non-recurring capital expenditures during the remainder of 2004 and into 2005 as we seek further opportunities to reposition vacant space.

Secondly, we focus on achieving external growth by the expansion of our portfolio and we will continue to pursue targeted acquisitions of primarily grocer-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics.  We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth.  In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing fewer properties.  The low interest rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties.  As a result, during 2004, our effort to expand our portfolio through acquisition has been adversely affected.  We expect that as long as the interest rate environment continues to be favorable to buyers, this competitive acquisition environment will continue.

As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors.  We completed our first joint venture arrangement with a third party developer during the second quarter of 2004.  However, with respect to joint venture arrangements with third party developers, in most cases, we do not anticipate that it will recognize the full economic benefit of such arrangements for 2-3 years.

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

During 2004, as reflected below, our general and administrative expenses have been higher than anticipated as a result of various business initiatives aimed at future growth, the increased costs associated with being a public company and unanticipated severance costs.  In particular, the costs associated with the Company’s review of its internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act have been significantly higher than expected.  We expect these increased non-severance general and administrative costs to continue during the balance of 2004.

We currently expect to incur additional debt in connection with future acquisitions of real estate.  As of September 30, 2004, we had $1.2 billion of indebtedness, of which, approximately $612.9 million was unsecured indebtedness.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future, we intend to finance our operations and growth primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings. We may also pursue joint venture arrangements aimed at providing alternative sources of capital.

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

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on our net income, because recording an impairment loss results in an immediate negative adjustment to net income.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease.  To date, no value attributable to tenant relationships has been identified. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the average remaining non-cancelable periods of the respective leases. If leases were to be terminated or otherwise modified prior to their stated expiration, all, or a portion of, unamortized amounts relating to the leases would be written off.

Investment in Joint Venture

Except for ownership interests in a variable interest entity, we account for our investments in joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities.  These investments are recorded initially at cost, as Investments in Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.  Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss, if material, from the joint ventures is included on the consolidated statements of operations.  The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds.

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

Upon pricing of our unsecured debt offering, on March 29, 2004, those derivatives were terminated. The cash received from the counterparties of $1.2 million for these swaps (designated as cash flow hedges) is included as other comprehensive loss in the accompanying consolidated balance sheet. No hedge ineffectiveness was recognized on these swaps. Amounts reported in other comprehensive loss related to these swaps will be reclassified to interest expense as scheduled interest payments are made on the our notes issued in the Company’s debt offering. For the 12-month period from October 1, 2004 to September 30, 2005, we estimate that $0.1 million will be reclassified ratably into earnings as a reduction of interest expense from these swaps.

On August 24, 2004, we entered into forward-starting swaps for a notional amount of $146.6 million as a means to mitigate the risk of changes in forecasted interest payments on an anticipated issuance of long-term debt. The swaps were designated as cash flow hedges as we hedged its exposure to the variability in future cash flows for the anticipated transactions (i.e. future interest payments).

As of September 30, 2004, the fair value of such derivatives was ($1.4 million) and is included as other comprehensive loss in the accompanying consolidated balance sheet.   Upon pricing of our second unsecured debt offering, on October 15, 2004, those derivatives were terminated. The cash paid to the counterparties of $1.7 million for these swaps (designated as cash flow hedges) will be reclassified ratably into earnings as an increase to interest expense as scheduled interest payments are made on the our notes issued in the Company’s second debt offering.  For the 12-month period from October 1, 2004 to September 30, 2005, we estimate that $0.2 million will be reclassified ratably into earnings as an increase to interest expense from these swaps.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and nine-month periods ended September 30, 2004 and 2003.

The comparison of operating results for the three and nine-month periods ended September 30, 2004 and 2003 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes for income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements related to properties that have been sold prior to September 30, 2004 are excluded from the Same Property Portfolio and Total Portfolio information.  Amounts classified as discontinued operations in the accompanying consolidated financial statements related to the classification of a property as held for sale are included in the Same Property Portfolio and are excluded from the Total Portfolio information.

Comparison of the nine-month period ended September 30, 2004 to the nine-month period ended September 30, 2003.

The table below shows selected operating information for our Total Portfolio and the 153 properties acquired prior to January 1, 2003 that remained in the Total Portfolio through September 30, 2004, which constitute the Same Property Portfolio for the nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change

Revenue:
Rentals	$163,362	$161,095	$2,267	1.4%	$182,584	$166,400	$16,184	9.7%
Percentage rent	3,217	3,400	(183)	(5.4)%	3,391	3,496	(105)	(3.0)%
Recoveries	49,150	47,887	1,263	2.6%	55,232	49,036	6,196	12.6%
Other property	1,065	1,258	(193)	(15.3)%	1,094	1,261	(167)	(13.2)%
Total revenue	216,794	213,640	3,154	1.5%	242,301	220,193	22,108	10.0%
Expenses:
Property operating expenses	30,251	31,330	(1,079)	(3.4)%	33,883	31,919	1,964	6.2%
Real estate taxes	32,576	31,322	1,254	4.0%	37,033	32,219	4,814	14.9%
Net operating income	$153,967	$150,988	$2,979	2.0%	171,385	156,055	15,330	9.8%
Add:
Interest and other income					565	456	109	23.9%
Gain on sale of marketable securities					529	—	529	100.0%
Gain on sale of real estate investment					25	—	25	100.0%
Deduct:
Depreciation and amortization					65,665	57,582	8,083	14.0%
Interest					57,155	51,345	5,810	11.3%
General and administrative					16,991	16,153	838	5.2%
Income before allocation to minority interests					$32,693	$31,431	$1,262	4.0%

The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of a decrease in the provision for allowance for doubtful accounts of $1.2 million, an increase in minimum rent of $1.0 million and an increase in lease termination fees of $0.1 million.  A lower provision was required for the nine-month period ended September 30, 2004 as compared with the nine-month period ended September 30, 2003 as a result of a decrease in large tenant bankruptcies and recoveries of amounts previously written off.  Minimum rent increased as a result of new leases and renewals of existing tenants at higher rental rates. Our occupancy on a same property basis remained flat at 91.9% as of September 30, 2004 and 2003.

Percentage rent revenue decreased for our Same Property Portfolio primarily due to lower sales volume for leases with significant percentage rent provisions and the uncertainty of realization that certain tenant sales thresholds have been met.

Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in real estate tax recovery income of $1.9 million offset by a decrease in property operating expense recovery income of $1.0 million.  Real estate recovery income increased primarily as a result of an increase in real estate tax expense as well as an increase in the real estate tax expense recovery rates due to true-ups related to the annual reconciliation process.  Property operating expense recovery income decreased primarily as a result of a decrease in property operating expenses and lower recovery rates.  The lower recovery rates were due to lower occupancies and lower anchor tenant recoveries.

Property operating expenses decreased primarily as a result of a $0.5 million lease buy-out expense recorded in the prior year, a $0.3 million decrease in snow removal expense, a $0.3 million decrease in insurance expense, and a $0.2 million decrease in cleaning expense.  These decreases were partially offset by a $0.2 million increase in utility expense and a $0.1 million increase in maintenance and supervision.

Real estate tax expense increased primarily as a result of increased valuations assessed for certain properties primarily located in the Mid-West.

The increase in interest and other income in the Total Portfolio is primarily due to an increase in third party management, interest income on a bridge loan provided to our joint venture, and other joint venture income.

The gain on sale of marketable securities of $0.5 million relates to the sale of shares of Kmart stock received during the nine-month period ended September 30, 2004.  The Company classified these shares as available for sale securities and recorded the appreciation in value of these shares from the date received through the date of sale as other comprehensive income.  Upon the sale of these securities for $1.1 million, the unrealized holding gain of $0.5 million was reclassified to realized gain during the three and nine month periods ended September 30, 2004.

Interest expense increased primarily as a result of an increase in indebtedness resulting from property acquisitions in 2003 and the nine-month period ended September 30, 2004 and the issuance of fixed rate unsecured indebtedness to replace variable rate indebtedness.

Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses increased $0.8 million in the nine-month period ended September 30, 2004 as compared with the nine-month period ended September 30, 2003.  This increase resulted from higher salary and bonus expense due to a larger workforce, including the retention of two additional senior officers responsible for joint venture initiatives and as corporate counsel.  In addition, office expenses increased due to the Company’s relocation of its corporate office in February 2004.  The Company also incurred higher expenses as a result of the more stringent regulatory environment impacting public companies. In particular, costs associated with the Company's review of its internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act have been significantly higher than expected.  These increased costs were partially offset by $1.3 million less severance costs for the nine-month period ended September 30, 2004 as compared with the nine-month period ended September 30, 2003, during which a former senior officer departed in 2003.

Comparison of the three-month period ended September 30, 2004 to the three-month period ended September 30, 2003.

The table below shows selected operating information for our Total Portfolio and the 154 properties acquired prior to July 1, 2003 that remained in the Total Portfolio through September 30, 2004, which constitute the Same Property Portfolio for the three-month periods ended September 30, 2004 and 2003 (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change

Revenue:
Rentals	$56,106	$55,218	$888	1.6%	$62,216	$56,156	$6,060	10.8%
Percentage rent	696	615	81	13.2%	762	602	160	26.6%
Recoveries	17,040	16,589	451	2.7%	18,954	16,559	2,395	14.5%
Other property	323	469	(146)	(31.1)%	335	469	(134)	(28.6)%
Total revenue	74,165	72,891	1,274	1.7%	82,267	73,786	8,481	11.5%
Expenses:
Property operating expenses	9,585	10,466	(881)	(8.4)%	10,811	10,552	259	2.5%
Real estate taxes	11,046	11,344	(298)	(2.6)%	12,690	11,592	1,098	9.5%
Net operating income	$53,534	$51,081	$2,453	4.8%	58,766	51,642	7,124	13.8%
Add:
Interest and other income					294	31	263	848.4%
Gain on sale of marketable securities					529	—	529	100.0%
Gain on sale of real estate investment					25	—	25	100.0%
Deduct:
Depreciation and amortization					22,459	19,485	2,974	15.3%
Interest					20,125	17,303	2,822	16.3%
General and administrative					6,044	4,840	1,204	24.9%
Income before allocation to minority interests					$10,986	$10,045	$941	9.4%

The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of an increase in minimum rent of $0.4 million and a decrease in the provision for allowance for doubtful accounts of $0.3 million.  Minimum rent increased as a result of new leases and renewals of existing tenants at higher rental rates offset by a decrease in lease termination fees of $0.2 million.  A lower provision was required for the three-month period ended September 30, 2004 as compared with the three-month period ended September 30, 2003 as a result of a decrease in anchor and other tenant bankruptcies and recoveries of amounts previously written off.  Our occupancy on a same property basis remained flat at 91.9% as of September 30, 2004 and 2003.

Percentage rent revenue increased for our Same Property Portfolio primarily due to the timing of the certainty of realization that certain tenant sales thresholds have been met offset by lower sales volume.

Recoveries revenue increased for our Same Property Portfolio primarily due to an increase in property operating expense recovery income of $0.2 million and an increase in real estate tax recovery income of $0.3 million.  Property operating expense and real estate tax recovery income increased primarily as a result of an increase in recovery rates due to true-ups related to the annual reconciliation process offset by a decrease in overall property operating and real estate tax expenses.

Property operating expenses decreased primarily as a result of a $0.5 million lease buy-out expense recorded in the prior year and a $0.1 million decrease in insurance expense, offset by a $0.1 million increase in utility expense.

Real estate tax expense decreased primarily as a result of a significant upward adjustment for a two-year period assessed in 2003 for one property, offset by increased valuations assessed for certain properties primarily located in the Mid-West.

The increase in interest and other income in the Total Portfolio is primarily due to an increase in third party management, interest income on a bridge loan provided to our joint venture, and other joint venture income.

The gain on sale of marketable securities of $0.5 million relates to the sale of shares of Kmart stock received during the nine-month period ended September 30, 2004.  The Company classified these shares as available for sale securities and recorded the appreciation in value of these shares from the date received through the date of sale as other comprehensive income.  Upon the sale of these securities for $1.1 million, the unrealized holding gain of $0.5 was reclassified to realized gain during the three and nine month periods ended September 30, 2004.

Interest expense increased primarily as a result of an increase in indebtedness resulting from property acquisitions in 2003 and 2004 and the issuance of fixed rate unsecured indebtedness to replace variable rate indebtedness.

Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses increased $1.2 million in the three-month period ended September 30, 2004 as compared with the three-month period ended September 30, 2003.  This increase resulted from higher salary and bonus expense due to a larger workforce, including the retention of two additional senior officers responsible for joint venture initiatives and as corporate counsel.  In addition, office expenses increased due to the Company’s relocation of its corporate office in February 2004. The Company also incurred higher expenses as a result of the more stringent regulatory environment impacting public companies. In particular, costs associated with the Company's review of its internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act have been significantly higher than expected.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

At September 30, 2004, we had $5.9 million in available cash and cash equivalents.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

At September 30, 2004, we had $1.2 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.26% with an average maturity of 4.8 years.  As of September 30, 2004, our market capitalization was $2.6 billion, resulting in a debt-to-total market capitalization ratio of approximately 47.4%.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures.  Maintenance capital expenditures were approximately $5.6 million, or $0.20 per square foot, for the nine months ended September 30, 2004.  We expect total maintenance capital expenditures to be approximately $2.3 million, or $0.08 per square foot, for the remainder of 2004.  We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing and re-leasing of retail space.  During the first nine months of 2004, in order to re-let vacant space within our portfolio, we incurred higher non-recurring capital expenditures than in prior periods as we re-positioned several of our centers for future growth.  In addition, we anticipate incurring additional non-recurring capital expenditures during the remainder of 2004 and into 2005 as we seek further opportunities to reposition vacant space.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit facility. As of September 30, 2004 we had an outstanding balance on our line of credit facility of $213 million.  However, after quarter end, we used all of the net proceeds of our recent $150 million unsecured debt offering to reduce the outstanding balance under our line of credit facility.  We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements.  Cash flows provided by operating activities decreased to $81.7 million for the nine months ended September 30, 2004 from $92.8 million for the nine months ended September 30, 2003. The decrease in cash flows from operations is primarily attributable to the combined effect of an increase in accounts receivable and other assets offset by an increase in accounts payable.

There are a number of factors that could adversely affect our cash flow.  An economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-lease space as leases expire.  In addition, an economic downturn or recession could also lead to an increase in tenant bankruptcies, increases in our overall vacancy rates or declines in rents we can charge to re-lease properties upon expiration of current leases. In all of these cases, our cash flow and operating results would be adversely affected.

As of September 30, 2004, the Company had 6 tenants operating under bankruptcy protection. The leases directly impacted by these bankruptcy filings totaled approximately 0.4% of our annualized base rent for all leases in which tenants were in occupancy at September 30, 2004.

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

In June 2003, leases at four of our store locations aggregating 234,000 square feet were assumed by Fleming and assigned to Roundy’s, Inc., as part of Roundy’s acquisition of Rainbow Foods.  In December 2003, a fifth lease was assumed by Knowlan’s Food.  A motion filed with the Bankruptcy Court to permit three leases to be assumed by Fleming and assigned to a third party independent grocer was allowed in September 2004.  The two remaining leases, aggregating 95,000 square feet were rejected on March 25, 2004.  We are actively pursuing permanent tenants to lease the five locations that have been rejected.

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

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our credit facility, bridge financing, through the issuance of additional debt and equity securities and through long-term property mortgage indebtedness.  We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. We may also enter into joint ventures with institutional investors as an alternative source of capital.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future we intend to satisfy our long-term liquidity requirements primarily through the other sources outlined above.

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

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of September 30, 2004. Therefore, at this time, we believe that additional funds could be obtained, either in the form of additional unsecured borrowings or mortgage debt.  In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Commitments

The following table summarizes our repayment obligations under our indebtedness outstanding as of September 30, 2004 (in thousands):

	2004 (1)	2005	2006	2007	2008	Thereafter	Total (2) (3)
Mortgage loans:

The Commons of Chancellor Park	$12,075	—	—	—	—	—	$12,075
Franklin Square	113	13,583	—	—	—	—	13,696
Williamson Square	83	10,833	—	—	—	—	10,916
Riverchase Village Shopping Center	80	9,764	—	—	—	—	9,844
Meridian Village Plaza	70	292	4,841	—	—	—	5,203
Spring Mall	29	120	8,021	—	—	—	8,170
Southport Centre	38	160	171	9,593	—	—	9,962
Longmeadow Commons	75	317	344	8,717	—	—	9,453
Innes Street Market	83	352	380	12,098	—	—	12,913
Southgate Shopping Center	26	110	119	2,166	—	—	2,421
Salem Consumer Square	104	453	501	555	8,806	—	10,419
St. Francis Plaza	45	191	207	225	243	—	911
Buckingham Place	15	63	69	74	79	5,054	5,354
County Line Plaza	49	205	222	240	256	16,002	16,974
Trinity Commons	41	171	185	200	214	13,776	14,587
8 shopping centers, cross collateralized	406	1,705	1,843	1,993	2,154	72,132	80,233
Montgomery Commons	17	79	86	94	100	7,437	7,813
Warminster Towne Center	58	260	283	307	329	18,657	19,894
Clocktower Place	29	121	132	144	154	12,009	12,589
545 Boylston St. and William J. McCarthy Bldg.	155	655	711	772	838	31,808	34,939
29 shopping centers, cross collateralized	611	2,520	2,728	2,955	3,147	224,115	236,076
Spradlin Farm	46	189	203	219	232	16,440	17,329
Berkshire Crossing	129	532	552	573	593	12,279	14,658
Grand Traverse Crossing	86	366	394	424	457	11,643	13,370
Salmon Run Plaza	76	319	349	381	417	3,192	4,734

Elk Park Center	71	297	321	346	374	6,906	8,315
Grand Traverse Crossing - Wal-Mart	40	165	179	193	208	4,415	5,200
Montgomery Towne Center	90	382	393	307	335	5,626	7,133
Bedford Grove - Wal-Mart	36	152	164	178	191	3,382	4,103
Berkshire Crossing - Home Depot/ Wal-Mart	57	239	258	278	300	5,542	6,674

Total mortgage loans	$14,833	44,595	23,656	43,032	19,427	470,415	$615,958

Unsecured notes	100,000		1,490		100,000	200,000	401,490
Line of credit facility		213,000					213,000

Total indebtedness	$114,833	257,595	25,146	43,032	119,427	670,415	$1,230,448

(1)                                  Represents the period from October 1, 2004 through December 31, 2004.

(2)                                  The aggregate repayment amount for mortgage loans of $615,958 does not reflect the unamortized mortgage loan premiums of $9,978 related to the assumption of eleven mortgage loans with above-market contractual interest rates.

(3)                                  The aggregate repayment amount for unsecured loans of $401,490 does not reflect the unamortized original issue discount of $1,636 related to the April 2004 bond issuance.

The mortgage indebtedness described in the table above will require balloon payments, including approximately $12.0 million commencing in November 2004. In addition, $100.0 million of unsecured notes will mature in November 2004.  It is likely that we will not have sufficient funds on hand to repay these amounts at maturity. We generally refinance maturity payments through borrowings under our unsecured credit facility. We refinance borrowings under our unsecured credit facilty through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties, or additional equity offerings.

As of September 30, 2004, in addition to the repayment obligations under the indebtedness described above, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Construction contracts and tenant improvement obligations	$23,895	3,689	—	—	—	—	$27,584
Ground leases and subleases	332	1,355	1,355	1,381	1,447	55,166	61,036
Office leases	20	1,060	1,116	1,067	1,067	7,247	11,577
Total	$24,247	6,104	2,471	2,448	2,514	62,413	$100,197

(1) Represents the period from October 1, 2004 through December 31, 2004

The repayment obligations reflected in the above table do not reflect the interest payments on debt and cash obligations pursuant to the supplemental executive retirement plan.

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

During the second quarter of 2004, the Company entered into a joint venture agreement with a third party for the development and construction of a shopping center.  Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of the shopping center, which is estimated to occur in the fall of 2005, the Company may be required to purchase the third party’s joint venture interest.  The purchase price for this interest would be at the estimated fair market value.  This contingent obligation is not reflected in the table above.

In addition, pursuant to the joint venture agreement, Bradley OP has guaranteed the payment obligations of the joint venture with respect to tenant improvements being constructed by a tenant pursuant to a written lease with the joint venture.  The maximum obligation of Bradley OP under this guaranty is approximately $2.2 million.

Line of Credit

On April 29, 2002, we entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  Our two operating partnerships are the borrowers under the line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit.  This line of credit is being used principally to fund growth opportunities and for working capital purposes. At September 30, 2004, $213 million was outstanding under the line of credit.  We used all of the net proceeds of our recent $150 million unsecured debt offering to reduce the outstanding balance under our line of credit.

Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants.  This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations.  In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating.  In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.  The variable rate in effect at September 30, 2004, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate was 2.76%.

As of September 30, 2004, we were in compliance with all of the financial covenants under this line of credit.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged.  These constraints on acquisitions could significantly impede our growth.

Debt Offerings

Heritage Notes

As of the date of this report, the Company has outstanding two series of unsecured notes.  These notes were issued pursuant to the terms of two separate but substantially identical indentures the Company entered into with LaSalle National Bank, as trustee.  These indentures contain various covenants, including covenants that restrict the amount of indebtedness that may be incurred by us and our subsidiaries.  Specifically, for as long as the debt securities issued under these indentures are outstanding:

•                  The Company is not permitted to incur additional indebtedness if the aggregate principal amount of all indebtedness of the Company and its subsidiaries would be greater than 60% of the total assets, as defined, of the Company and its subsidiaries.

•                  The Company is not permitted to incur any indebtedness if the ratio of the Company’s consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

•                  The Company is not permitted to incur additional indebtedness if, after giving effect to any additional indebtedness, the total secured indebtedness of the Company and its subsidiaries is greater than 40% of the total assets, as defined, of the Company and its subsidiaries.

•                  The Company and its subsidiaries may not at any time own total unencumbered assets equal to less than 150% of the aggregate outstanding principal amount of unsecured indebtedness of the Company and its subsidiaries.

These debt securities have been guaranteed by our two operating partnerships, Heritage Property Investment Limited Partnership (“Heritage OP”) and Bradley Operating Limited Partnership (“Bradley OP”).

Notes due 2009.   On October 15, 2004, the Company completed the issuance and sale of $150 million principal amount of 4.50% notes due 2009, or the 2009 Notes.  The 2009 Notes bear interest at a rate of 4.50% and mature on October 15, 2009.  The 2009 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

In August 2004, in anticipation of completing an unsecured debt financing, we entered into forward starting interest rate swaps with a total notional amount of $146,600,000.  The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering.  These forward swaps terminated upon pricing of the debt offering and we made a payment from the counterparties of $1.7 million in connection with the termination of these swaps.

Notes due 2014.  On April 1, 2004, the Company completed the issuance and sale of $200 million principal amount of 5.125% notes due 2014, or the 2014 Notes.  The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2004.  The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

The Company was in compliance with all applicable covenants as of September 30, 2004.

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

For purposes of these covenants, any indebtedness incurred by Heritage, Heritage OP or any of the Company’s subsidiaries that are owned directly or indirectly by Heritage OP is not included as indebtedness of Bradley OP.

Notes due 2004.  In November 1997, Bradley OP completed the offering of $100 million aggregate principal amount of its 7% Notes due 2004, or the 2004 Notes. The 2004 Notes bear interest at 7% per year and mature on November 15, 2004. Heritage intends to cause Bradley OP to repay those notes upon maturity through additional borrowings under the line of credit facility. The 2004 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2004 Notes being redeemed plus accrued interest on the 2004 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2004 Notes that is designed to provide yield maintenance protection to the holders of these notes.

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

Bradley OP was in compliance with all applicable covenants as of September 30, 2004.

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

The following table reflects the calculation of Funds from Operations (in thousands):

	Nine months ended September 30,
	2004	2003

Net income	$33,736	$30,557
Add (deduct):
Depreciation and amortization (real-estate related)	65,188	57,315
Net gains on sales of real estate investments	(3,013)	(2,683)
Funds from Operations	$95,911	$85,189

	Three months ended September 30,
	2004	2003

Net income	$10,643	$10,656
Add (deduct):
Depreciation and amortization (real-estate related)	22,305	19,388
Net gains on sales of real estate investments	(25)	(1,874)
Funds from Operations	$32,923	$28,170

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors.  Mr. Cammarata is non-executive Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999.  Annualized base rent from the TJX Companies represents approximately 5.4% of our total annualized base rent for all leases in which tenants were in occupancy at September 30, 2004.  TJX pays us rent in accordance with 50 written leases at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of our board of directors.  Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods, Bi-Lo, Bruno’s and Stop & Shop.  Mr. Vaughn is also a member of the Board of Trustees of our largest stockholder, Net Realty Holding Trust.  Annualized base rent from Ahold USA and its subsidiary companies represent approximately 0.9% of our total annualized base rent for all leases in which tenants were in occupancy at September 30, 2004.  Ahold USA and its subsidiary companies pay us rent in accordance with 5 written leases at our properties.

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

131 Dartmouth Street Joint Venture and Lease

In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts.  This joint venture is owned 94% by our largest stockholder, NETT, and 6% by us.  We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building.  We have no ongoing capital contribution requirements with respect to this office building, which was completed in 2003.  We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through September 30, 2004.

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

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business.  Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 36, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Non-Recourse Loan Guarantees

In connection with the Bradley acquisition, we entered into a special securitied facility with Prudential Mortgage Capital Corporation (“PMCC”) pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which we contributed 29 of our properties. This loan is secured by all 29 properties we contributed to the borrower.

In connection with the securitied financing with PMCC, we entered into several indemnification and guaranty agreements with PMCC under the terms of which we agreed to indemnify PMCC for various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by us to Heritage SPE LLC.

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

The following table presents our contractual fixed rate debt obligations as of September 30, 2004 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2004 (1)	2005	2006	2007	2008	2009+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$14,704	$44,063	$23,104	$42,459	$18,834	$458,136	$601,300	7.99%
Variable rate	129	532	552	573	593	12,279	14,658	3.65%
Unsecured Debt:
Fixed rate	100,000	—	1,490	—	100,000	200,000	401,490	5.81%
Variable rate	—	213,000	—	—	—	—	213,000	2.76%
Total	$114,833	$257,595	$25,146	43,032	$119,427	$670,415	$1,230,448	6.32%

(1)                                  Represents the period from October 1, 2004 through December 31, 2004.

(2)                                  The aggregate repayment amount of $1,230,448 does not reflect the unamortized mortgage loan premiums totaling $9,978 related to the assumption of eleven mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,636 on the April 2004 bond issuance.

If market rates of interest on our variable rate debt outstanding at September 30, 2004 increase by 10%, or 28 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.6 million annually.

We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings.   On August 24, 2004, we entered into forward-starting swaps for a notional amount of $146.6 million as a means to mitigate the risk of changes in forecasted interest payments on an anticipated issuance of long-term debt. The swaps were designated as cash flow hedges as we hedged its exposure to the variability in future cash flows for the anticipated transactions (i.e. future interest payments).

As of September 30, 2004, the fair value of such derivatives was ($1.4 million) and is included as other comprehensive loss in the accompanying consolidated balance sheet.   Upon pricing of our second unsecured debt offering, on October 12, 2004, those derivatives were terminated. The cash paid to the counterparties of $1.7 million for these swaps (designated as cash flow hedges) will be reclassified ratably into earnings as an increase to interest expense as scheduled interest payments are made on the our notes issued in the Company’s second debt offering.  For the 12-month period from October 1, 2004 to September 30, 2005, we estimate that $0.2 million will be reclassified ratably into earnings as an increase to interest expense from these swaps.

We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2004 in relation to total assets and our total market capitalization.

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

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 31, 2001, a complaint was filed against us in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that we owe Mr. Donahue and his firm a fee in connection with services he claims he performed on our behalf in connection with our acquisition of Bradley.  On September 18, 2000, we acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion.  Through his personal relationships with the parties involved, at our request, Mr. Donahue introduced us to Bradley and its senior management team.  Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of our acquisition of Bradley beyond merely introducing the parties.  For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration we paid to acquire Bradley, or a fee of approximately $24 million.  In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts’s law.

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

31.2                           Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and
15d-14

32.1                           Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

32.2                           Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

(b)                                 Reports on Form 8-K

On August 3, 2004, the Company furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of the Company’s Press Release, dated August 3 , 2004, as well as supplemental operating and financial data regarding the Company for the second quarter of 2004.

On September 14, 2004, the Company filed a Current Report on Form 8-K in connection with the election of Ritchie Reardon to the Board of Directors on September 10, 2004.

On September 15, 2004, the Company filed a Current Report on Form 8-K in connection with its revision of its annual financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2003 to (i) include for the year ended December 31, 2003 the footnote required by Rule 3-10(f) of Regulation S-X as a result of the issuance of registered guaranteed securities by the Company, and (ii) update its annual historical financial statements included in the 10-K for discontinued operations that resulted from the disposition of a real estate asset during the period from January 1, 2004 through June 30, 2004.

On September 15, 2004, the Company filed a Current Report on Form 8-K in connection with its revision of its quarterly financial statements contained in its Quarterly Report on Form 10-Q for the period ended June 30, 2004 to include for the six month period ended June 30, 2004 the footnote required by Rule 3-10(f) of Regulation S-X as a result of the issuance of registered guaranteed securities by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Dated: November 9, 2004

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer