Form 10-K
period 2004-12-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2005-03-10
CIK 1158265

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /x/ No / /

        As of June 30, 2004, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $713.1 million.

As of March 4, 2005, the number of shares outstanding of the Registrant's common stock was 46,940,953.

Documents Incorporated by Reference

Portions of the proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III:

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

Item 1: Business

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or "REIT." We are a Maryland corporation and one of the nation's largest owners of neighborhood and community shopping centers. We acquire, own, manage, lease and redevelop primarily grocer-anchored neighborhood and community shopping centers located in the Eastern, Midwestern and Southwestern United States. As of December 31, 2004, we had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of total gross leasable area ("GLA"), of which approximately 28.0 million square feet was Company-owned GLA. Our shopping center portfolio was 93.3% leased as of December 31, 2004.

        We are headquartered in Boston, Massachusetts and have sixteen regional offices located in the Eastern, Midwestern, and Southwestern United States. We also own three office buildings.

        Heritage Property Investment Limited Partnership ("Heritage OP") and Bradley Operating Limited Partnership ("Bradley OP") are subsidiaries through which we conduct substantially all of our business and own (either directly or through subsidiaries) substantially all of our assets. As of December 31, 2004, we owned directly or indirectly all of the ownership interests in the Heritage OP and approximately 98.5% of the ownership interests in the Bradley OP, and we are the sole general partner of Heritage OP and, through a wholly owned subsidiary, of Bradley OP. This structure is commonly referred to as an umbrella partnership REIT or UPREIT.

        We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our initial taxable year ended December 31, 1999. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for taxation as a REIT for federal income tax purposes. To maintain our REIT status, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on REIT taxable income we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income and property.

2004 Highlights and Recent Developments

Expansion of Shopping Center Portfolio

        During 2004, we expanded our shopping center portfolio by acquiring four properties aggregating 1.1 million square feet of GLA, of which 0.9 million square feet was Company-owned. The aggregate investment for the four properties was $153 million, which was funded through borrowings under our line of credit, the assumption of mortgage debt, and the issuance of common units of limited partnership interest in Bradley OP.

Disposition of Non-Core Assets

        During 2004, we also completed the disposition of two shopping centers, two shopping center parcels and one office building. The net proceeds from these dispositions was $30.1 million, resulting in an aggregate gain of $4.0 million. The proceeds from these sales were used to partially repay our line of credit. The sale of these properties was consistent with our policy to sell that do not meet our long-term ownership criteria assets and redeploy the capital into the acquisition of shopping centers.

Lakes Crossing Joint Venture

        In May 2004, we completed our first joint venture for the development and construction of a shopping center located in Norton Shores (Muskegon), Michigan, a suburb of Grand Rapids. The joint venture is owned equally by the Company and Westwood Development Group, a regional developer based in Michigan. We made an initial equity investment of $3.3 million and provided a short-term bridge loan of approximately $9.2 million, which was repaid in November 2004.

        The center, known as Lakes Crossing, began construction in late 2003 and is expected to be completed by the spring of 2006. Lakes Crossing is located on an approximately 58.5 acre site and is situated at the intersection of US Highway 31 and Harvey Street, directly across from Lakes Crossing Mall. The project will contain approximately 302,000 square feet of retail space, of which 210,000 square feet will be owned by the joint venture. Lakes Crossing is anchored by Kohl's Department Stores (which owns its 88,000 square foot location) and will feature a mix of national and local retailers. The joint venture has signed lease agreements with Circuit City, Catherine's, Shoe Carnival, Johnny Carino's, Logan's Roadhouse, Jo 2 Go and Quizno's totaling 67,000 square feet. The joint venture has also entered into letters of intent for leases with additional national retailers totaling 66,000 square feet.

        In November 2004, the joint venture obtained a $22 million construction loan from Key Bank, National Association, a portion of which was used to pay off the $9.2 million bridge loan referred to above. The Key Bank loan matures in November 2006 (subject to extension) and has been fully guaranteed by the Company.

April Debt Offering

        On April 1, 2004, we completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due April 15, 2014. These notes were priced to yield 5.236% at a spread of 135 basis points over the comparable U.S. Treasury note. The net proceeds from the offering were used to reduce the outstanding balance on our line of credit. Including all offering expenses, the original issuance discount and the settlement of forward swaps entered in advance of the issuance of the notes, the all-in effective interest rate of the unsecured notes is 5.33%.

        On March 8, 2004, in anticipation of our note offering, we entered into forward starting interest rate swaps with a total notional amount of approximately $192.5 million. The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our offering. These forward swaps were terminated subsequent to the pricing of the offering. We received a payment of $1.185 million in connection with the termination of these forward swaps.

October Debt Offering

        On October 15, 2004, we completed the offering and sale of $150 million principal amount of unsecured 4.50% notes due October 15, 2009. These notes were priced to yield 4.521% at a spread of 118 basis points over the comparable U.S. Treasury note. The net proceeds from the offering were used to reduce the outstanding balance on our line of credit. Including all offering expenses and the settlement of the forward swaps in advance of the issuance of the notes, the all-in effective interest rate of the unsecured notes is 5.03%.

        On August 24, 2004, in anticipation of our note offering, we entered into forward starting interest rate swaps with a total notional amount of $146.6 million. The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our offering. These forward swaps were terminated subsequent to the pricing of the offering. We made a payment of approximately $1.7 million in connection with the termination of these forward swaps.

Redemption of Series B Preferred Operating Partnership Units

        On February 23, 2004, we redeemed all outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of Bradley OP. All 2,000,000 of the outstanding Series B Preferred Units were redeemed at a redemption price of approximately $25.00 per unit. There were no unamortized issuance costs associated with the Series B Preferred Units, therefore, we did not incur a charge in connection with this redemption.

Redemption of Series C Preferred Operating Partnership Units

        On September 7, 2004, we redeemed all outstanding 8.875% Series C Cumulative Redeemable Perpetual Preferred Units of Bradley OP. All 1,000,000 of the outstanding Series C Preferred Units were redeemed at a redemption price of approximately $25.00 per unit. There were no unamortized issuance costs associated with the Series C Preferred Units, therefore, we did not incur a charge in connection with this redemption. As a result of the redemption of the Series C Preferred Units, there are currently no preferred units of Bradley OP outstanding.

Repayment of Bradley OP Bonds

        On November 15, 2004, we repaid upon maturity all $100 million aggregate principal amount of 7% Notes due 2004 of Bradley OP, which were issued in November 1997. We funded this repayment through borrowings under our line of credit.

Board of Director Changes

        In June 2004, Michael J. Joyce joined our Board of Directors, following his retirement as an active partner from the public accounting firm, Deloitte & Touche LLP. Prior to his retirement, Mr. Joyce served as the New England Managing Partner of Deloitte. Mr. Joyce joined the predecessor firm of Deloitte in 1967 and became an accounting and auditing partner in 1975. Mr. Joyce also serves on our Audit Committee and has been designated as our Board's "audit committee financial expert." Mr. Joyce was appointed to complete a term of office expiring at the 2005 annual meeting of our stockholders. Our Board has nominated Mr. Joyce to stand for re-election at the upcoming annual meeting of our stockholders.

        On September 10, 2004, our Board of Directors elected Ritchie Reardon to the Board effective immediately. Mr. Reardon was elected to our Board as the fourth designee of our largest stockholder,

Net Realty Holding Trust. Pursuant to the Second Amended and Restated Stockholders Agreement, dated as of April 29, 2002, among us, Net Realty Holding Trust and The Prudential Insurance Company of America, Net Realty Holding Trust has the right to appoint four directors to our Board as long as it continues to own at least 25% of our outstanding shares of common stock.

        Mr. Reardon is President of Teamsters Local 25 of Boston, Massachusetts, and is a member of the Boards of Trustees of Net Realty Holding Trust and the New England Teamsters and Trucking Industry Pension Fund ("NETT"), the parent company of Net Realty Holding Trust. Mr. Reardon was elected to complete the term of office of Paul V. Walsh, who retired as of December 31, 2003. Mr. Reardon's term of office will expire at the annual meeting of our stockholders to be held in 2006.

Officer Changes

        On May 13, 2004, we announced that Robert G. Prendergast, formerly Vice President, Property Management and Construction, had been appointed our Senior Vice President and Chief Operating Officer effective immediately. In his new role, Mr. Prendergast is responsible for overseeing our day-to-day operations. Mr. Prendergast has been with us since 1999.

        In addition, we also announced that David C. Sweetser, Vice President, Business Development, was assuming direct responsibility for our property management and construction departments. Mr. Sweetser, who joined us in February 2004, has over 20 years experience in the real estate business.

Payment of Dividends

        During 2004, we paid aggregate dividends on our common stock of $2.10 per share.

New Line of Credit

        In February 2005, we obtained a commitment to establish a three-year, $350 million unsecured line of credit with Wachovia Bank, as agent. Wachovia has agreed to use its "best efforts" to syndicate this line of credit. This new line of credit, which we expect to enter into shortly, will replace our existing unsecured credit facility. We intend to use this new line of credit principally to fund growth opportunities and for working capital purposes. This new line of credit will bear interest at a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, including a facility fee, depending upon our debt rating. Based on our current debt rating, we anticipate this new line of credit will bear interest at a floating rate over LIBOR of 100 basis points, including the facility fee.

Business and Growth Strategies

        Our business strategy has been, and will continue to be, to generate stable and increasing cash flow and asset value by acquiring and managing a portfolio of real estate properties located in attractive markets with strong economic and demographic characteristics. Our business strategy consists of the following elements:

  •
  Building and leveraging our long-term tenant relationships.  An important priority in managing our business is establishing and developing strong, lasting relationships with our tenants. We believe that we have been successful in consistently meeting or exceeding the expectations and demands of our tenants. Over the years, this strategy has allowed us to forge mutually beneficial business relationships, enabling our tenants, through our broad geographic focus and contacts, to enter new markets and leverage opportunities to increase their presence in and across markets. We intend to continue to leverage our tenant relationships as we grow and expand our business.

  •
  Maximizing cash flow from our properties by continuing to enhance the operating performance of each property.  We manage our properties through a coordinated property management and leasing program, which enables us to achieve operating, marketing and leasing efficiencies. We aggressively lease currently available space and space that becomes available, both to existing and new tenants. During 2004, we signed new leases and renewals of leases on 3.1 million square feet of space at an average base rental rate increase of 6.0% over the expired rates on a cash basis. As of December 31, 2004, leases on 1.9 million square feet of space were scheduled to expire in 2005, representing 7.2% of our total portfolio GLA.

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

  •
  Increasing the number of anchor tenants to enhance the consumer traffic at our neighborhood and community shopping centers.  We believe that securing multiple anchors at a property enhances the attractiveness of the center by increasing consumer traffic, which enhances the performance of our other tenants within the remaining available space of a center. We believe that there are additional opportunities to increase the number of anchor tenants at some of the existing properties in our portfolio.

  •
  Pursuing opportunities to acquire multi-anchored, primarily by grocers, neighborhood and community shopping centers.  We utilize our knowledge of key markets to pursue opportunistic acquisitions of primarily grocer-anchored shopping centers with a multi-anchored focus. We seek to establish a firm market presence by owning multiple properties in an area and employ a dual strategy that focuses our acquisition activities primarily in the top 50 Metropolitan Statistical Areas ("MSA's"). First, we target properties in geographic areas proximate to our existing shopping centers located in 29 states, which allows us to maximize our current resources and manage expenses. Second, we explore opportunities to expand into other geographic markets where the opportunity presented is a sizable portfolio that will allow us to reach an economy of scale. Our senior management team has developed long-standing relationships with institutional and other owners and operators of shopping center properties and has built a national broker network. These efforts have enhanced our ability to identify and capitalize on acquisition opportunities.

  •
  Increasing our sources of capital and acquisition activities by pursuing joint ventures with local developers and institutional investors.  As the acquisition environment has grown more competitive, we have begun to develop alternative sources of acquisition candidates and capital sources. Development joint ventures will allow us to leverage our operating expertise to create value, enhance our profitable growth and participate in areas of new developments. We are also actively pursuing other joint ventures whose goals are to provide us with an alternative source of capital. These joint ventures will allow us to use our management experience and infrastructure to expand our portfolio, generating solid returns for both our partners and ourselves.

Our Competitive Strengths

        We seek to implement our strategy in a number of ways, including by our:

  •
  Grocer-anchored neighborhood and community shopping center focus.  As of December 31, 2004, approximately 72% of our centers were grocer-anchored and these centers accounted for approximately 71% of our total net operating income for the year. Grocers are, in our experience, more resistant to economic downturns by the nature of their business and generate continuous consumer traffic to our centers. This traffic enhances the quality and appeal of our centers and benefits our other tenants.

  •
  Multi-anchored focus.  Our shopping centers have an average of 2.8 anchor tenants. We consider an anchor tenant to be a tenant that occupies at least 15,000 square feet at one of our centers. In our experience, multiple anchors attract greater consumer flow through the entire shopping center and add to the economic stability of our shopping centers as a whole.

  •
  Diverse tenant base.  No single tenant currently represents more than approximately 5.5% of our annualized base rental revenue. As of December 31, 2004, we had approximately 3,300 separate leases with various tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores and a great variety of other regional and local retailers. We believe that this diversity of tenants will enable us to generate more stable cash flows over time.

  •
  Geographic diversification.  Our properties are located in 29 states, in the Eastern, Midwestern and Southwestern United States. As of December 31, 2004, the five largest concentrations of properties in our total portfolio, based on total annualized base rent, were located in Illinois, North Carolina, Minnesota, Indiana and New York, representing 12.2%, 9.9%, 9.7%, 7.1% and 6.9% respectively. We believe that geographic diversity helps mitigate the risks associated with localized economic downturns.

  •
  Attractive locations with strong market demographics.  The average population within a three-mile radius of our properties is approximately 64,000 and the average annual household income in such areas is $64,000, based upon 2000 census data provided by Applied Geographic Solutions. We believe these strong market demographics provide our properties with a consistent supply of shoppers who exhibit strong demand for goods and services.

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

        In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share resulting in net proceeds to us of $111 million. We used the net proceeds to repay indebtedness.

        At December 31, 2004, we had approximately $1.3 billion of indebtedness consisting of a combination of our unsecured line of credit, unsecured notes issued by the Company and by one of our operating partnerships and mortgage indebtedness. This aggregate indebtedness has a weighted average interest rate of 6.19% with an average maturity of 5.0 years. As of December 31, 2004, our market capitalization was $2.8 billion, resulting in a debt-to-total market capitalization ratio of approximately 46.0%.

        We have a three-year $350 million unsecured line of credit with a group of lenders and Bank of America (as successor to Fleet National Bank), as agent, expiring April 29, 2005. Our two operating partnerships are the borrowers under this line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At December 31, 2004, $196 million was outstanding under the line of credit.

        In February 2005, we obtained a commitment to establish a new three-year, $350 million unsecured line of credit with Wachovia Bank, as agent. Wachovia has agreed to use its "best efforts" to syndicate this line of credit. This new line of credit, which we expect to enter into shortly, will replace our existing line of credit facility. We intend to use this new line of credit principally to fund growth opportunities and for working capital purposes.

        Our ability to enter into this new line of credit is subject to final approval and satisfactory completion by the lender of its due diligence and preparation and execution of an acceptable credit agreement. We cannot assure you that we will enter into this new line of credit or that Wachovia will be successful in syndicating this line of credit up to $350 million. In the event we are unable to enter into this new line of credit on or before April 29, 2005, we would seek an extension of our existing line of credit for up to one year. In addition, in light of our investment grade credit ratings and prior capital markets activity, we believe there are sufficient alternative financing sources available to us to refinance our existing line of credit, including through a combination of one or more short-term bridge loans, public or private offerings of common stock, preferred stock or debt securities or the incurrence of additional indebtedness through secured or unsecured borrowings.

        On April 1, 2004, we completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due April 15, 2014. These notes were priced to yield 5.236% at a spread of 135 basis points over the comparable U.S. Treasury note. The net proceeds from the offering were used to reduce the outstanding balance on our line of credit. Our two operating partnerships guaranteed these notes. Including all offering expenses, the original issuance discount and the settlement of forward swaps entered into in advance of the issuance of the notes, the all-in effective interest rate of the unsecured notes is 5.33%.

        On October 15, 2004, the Company completed the offering and sale of $150 million principal amount of unsecured 4.50% notes due October 15, 2009. These notes were priced to yield 4.521% at a spread of 118 basis points over the comparable U.S. Treasury note. The net proceeds from the offering were used to reduce the outstanding balance on our line of credit. Our two operating partnerships guaranteed these notes. Including all offering expenses and the settlement of the forward swaps entered into in advance, the all-in effective interest rate of the unsecured notes is 5.03%.

        We intend to finance future growth with the most advantageous source of capital available. These sources may include selling common stock, preferred stock or debt securities through public offerings or private offerings, incurring or assuming additional indebtedness through secured or unsecured borrowings, issuing units of limited partnership interests of one of our operating partnerships in exchange for contributed property, and reinvesting proceeds received upon the disposition of properties.

        In addition, we expect to enter into joint ventures with institutions or developers to acquire properties or portfolios, reducing the amount of capital required by us to make those investments. Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we will be engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures.

        During October 2003, we filed a shelf registration statement on Form S-3 for up to $500 million of debt securities, preferred stock, common stock and common stock warrants. This shelf registration statement will permit us to utilize the public debt and equity markets as a principal source of capital for our expansion and other needs. As of March 11, 2005, we had approximately $389 million available for issuance under this shelf registration statement.

        We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements, consisting primarily of funds necessary for operating expenses and other property expenditures, recurring maintenance capital expenditures, interest expense and scheduled principal payments on outstanding indebtedness and future distributions to our stockholders. In addition, we believe that our existing working capital, cash provided by operations, secured and unsecured indebtedness, our line of credit (or our new line of credit) and equity capital will continue to be available to us in the future to fund our long-term liquidity requirements consisting primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue.

Growth Strategy

Acquisitions

        We target multi-anchored, open-air neighborhood and community shopping centers generally containing greater than 125,000 square feet of GLA. In particular, we seek to acquire those shopping centers anchored by market-leading grocers or those regional operators who have dominant positions in their trade areas. In addition, we focus on the presence of, or the ability to add, other additional anchor(s) for these centers, including electronics, home improvement, off-price retailers, office superstores, and fabric and clothing retailers, all of whom we believe to be generally beneficial to the value of the center. In addition to those anchors, we also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, restaurants, and apparel and specialty shops. We seek a convenient and easily accessible location with abundant parking close to residential communities, with excellent visibility for our tenants and easy access for neighborhood shoppers.

        With respect to our geographical focus, historically, our acquisition activities were focused primarily in the Eastern and Midwestern United States. We seek to establish a significant market presence by owning multiple properties in an area. As our portfolio has grown, we have employed and will, in the future, continue to employ, a dual strategy that focuses our acquisition activities primarily in the top 50 MSA's. The first part of our strategy is to target properties in geographic areas proximate to our existing neighborhood and community shopping centers, which allows us to maximize our current resources and manage expenses. In 2004, we acquired four additional shopping centers consistent with this strategy.

        The second part of our strategy is to explore opportunities to expand into other geographic markets, particularly where the opportunity presented is a sizable portfolio that will allow us to reach an economy of scale. In 2003, we capitalized on just such an opportunity when we entered the Texas marketplace for the first time through our Trademark portfolio acquisition, consisting of eight properties. In connection with this transaction, we also established a regional office in Dallas, Texas, which will facilitate future growth in Texas. We anticipate that we will use this transaction to further expand in the Southwestern and/or Western United States marketplaces in the future.

        With the emergence of Wal-Mart and increased consolidation within the traditional grocer industry, in the future, we expect that some of the shopping centers we may acquire will not contain a traditional grocer-anchor. These centers may, in some instances, contain a specialty grocer. However, we will continue to focus on acquiring our core property type—dominant, well-established grocer- and multi-anchored centers located in densely populated communities in Top 50 MSAs within our core markets.

        We will continue to evaluate all potential acquisitions on a property-by-property and market-by-market basis. We evaluate each market based on similar criteria, including: stable or growing population base; positive job growth; diverse economy, and other competitive factors.

Joint Ventures

        In 2004, we added a new component to our growth strategy through our pursuit of strategic joint ventures. These joint ventures will provide us with greater access to potential acquisitions and alternative sources of capital to fund acquisitions. We expect such joint ventures to take one of two forms.

        The first type of joint venture arrangement we are pursuing are arrangements with third party developers. In these joint ventures, we will partner with a local developer to develop and construct shopping centers in attractive markets. Fundamentally, this development joint venture strategy is simply an extension of our acquisition philosophy because these joint ventures will enable us to take advantage of attractive opportunities to "pre-purchase" quality assets. These properties will be substantially similar to those properties within our core portfolio. In addition, these joint ventures will provide us with the potential for generating fee income.

        In May 2004, we completed our first joint venture for the development and construction of a 302,000 square foot shopping center located in Norton Shores (Muskegon), Michigan, a suburb of Grand Rapids. The joint venture is owned equally by the Company and Westwood Development Group, a regional developer based in Michigan. The Company made an initial equity investment of $3.3 million and provided a short-term bridge loan of approximately $9.2 million, which was repaid in November 2004.

        The second type of joint venture arrangement we are pursuing are arrangements with institutional investors. These joint ventures allow us to use our management experience and infrastructure to expand our portfolio, generating solid returns for both our partners and ourselves and enabling us to earn steady fee income. We expect the types of properties we might acquire through these joint ventures to be substantially similar to those properties we seek to acquire for our core portfolio.

        We expect to increase our joint venture activity in these areas in 2005.

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

        In 2004, we also focused more closely on our capital recycling program as we continued to determine those properties that do not meet our long-term strategy due to their size, geographic location or lack of sufficient growth opportunities. In 2004, we completed the disposition of two shopping centers, two shopping center parcels and one office building. In the future, through our capital recycling program, we will dispose of additional properties that are not a strategic fit within our overall portfolio.

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

        Our full time property managers are located throughout our regional offices, which make them easily accessible to our properties. This enables our managers to remain in frequent contact with our tenants and to ensure the proper maintenance of our properties. We periodically renovate and improve our properties in order to keep them in top condition to enable us to attract and retain our tenants.

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

        We believe that competition for the acquisition and operation of retail shopping centers is highly fragmented. We face competition from institutional pension funds, other domestic and foreign institutional investors, other REITs and owner-operators engaged in the acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets. In recent years, competition for the acquisition of properties has grown more fierce.

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in, or released from its property. We currently have approximately eighteen properties in our portfolio that are undergoing or have been identified as requiring or potentially requiring some form of remediation (including monitoring for compliance) to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our experience with properties in our portfolio, we believe the cost of remediation for contamination resulting from dry-cleaning pollutants will range from approximately $15,000 to $450,000 per property, and the cost of remediation for contamination from gasoline pollutants will range from approximately $15,000 to $100,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property.

        Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation in 1999, we have been reimbursed by Net Realty Holding Trust for approximately $2.1 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

        With respect to the remaining properties cited above not covered by the Net Realty Holding Trust indemnity, no clean-up activities are currently taking place and our requisite on-going responsibilities are to monitor those properties for compliance and to determine if any remediation or other action may be required in the future. We believe that the costs of monitoring these properties are not material, individually or in the aggregate, to our financial condition and we have established reserves for such costs.

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

Employees

        At December 31, 2004, we had 156 total employees. Our employees included 26 leasing and support personnel, 57 property management and support personnel, 9 legal and support personnel, and 64 corporate management and support personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

        A copy of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website, www.heritagerealty.com, as soon as reasonably practicable after we electronically file those reports or amendments with, or furnish those reports to, the Securities and Exchange Commission. The information contained on our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document. We will also furnish copies of those reports free of charge upon written request to our Investor Relations department at the following address:

  Heritage Property Investment Trust, Inc.
  Investor Relations
  131 Dartmouth Street
  Boston, MA 02116
  (617) 247-2200

        Also posted on our web site, and available in print upon request of any stockholder to our Investor Relations department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, our Code of Ethics for Financial Professionals, our Code of Business Conduct and Ethics governing our directors, officers and employees and our Whistleblower Policy. Within the time period required by the SEC and the New York Stock Exchange, we will disclose on our web site any amendment to, or waiver from, a provision of our Code of Ethics for Financial Professionals and our Code of Business Conduct and Ethics. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

        The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

        Our properties consist of neighborhood and community shopping centers. Our performance, therefore, is linked to economic conditions in the market for retail space generally. The market for retail space has been, and could in the future be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the increasing market strength of Wal-Mart, including its continued growth as a grocer, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. In particular, consolidation within the retail industry has reduced the number of prospective tenants to lease our available space. Furthermore, many national tenants have increased their overall buying power as a result of consolidation, thereby increasing their leverage in negotiating lease terms with us. To the extent that any of these conditions occur or continue, they are likely to impact market rents for retail space.

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

        For example, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital expenditures we undertake may divert cash that would otherwise be available for distributions to stockholders. Ultimately, to the extent we are unable to renew leases or re-lease space as leases expire, cash flow from tenants would be decreased resulting in lower operating results.

We face increasing competition in the acquisition of additional real estate properties and other assets.

        We face competition in making acquisitions of additional real estate properties and other assets. Integral to our business strategy is our ability to expand through acquisitions, which requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are comparable with our growth strategy. We compete with many other entities engaged in real estate investment activities for acquisitions of retail shopping centers, including institutional pension funds, other domestic and foreign institutional investors, other REITs and other owner-operators of shopping centers. These competitors may drive up the price we must pay for the real estate properties, other assets and other companies we seek to acquire, or may succeed in acquiring those companies or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

        In addition, during 2004, the number of entities and the amount of funds competing for suitable investment properties continued to increase. This resulted in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced.

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

We have over $1.3 billion of debt, a portion of which is variable rate debt, which may impede our business and operating performance.

        We have over $1.3 billion of outstanding indebtedness, approximately $211 million of which bears interest at a variable rate, and we have the ability to borrow $154 million of additional variable rate debt under our line of credit. Increases in interest rates on our existing indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions.

        As we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. In particular, we have outstanding indebtedness, principally our line of credit, which matures on April 29, 2005, that will require principal amortization and balloon payments of $241 million in 2005. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity and that we will have to borrow additional funds to make these payments. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, which would adversely affect our operating results.

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

        We rely on borrowings under our line of credit to finance acquisitions and redevelopment activities and for working capital, and if we were unable to borrow under our line of credit or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. Our line of credit and the indentures under which we have previously issued unsecured public debt also contain limitations on our ability to incur future secured and unsecured debt. If we need to pledge properties in order to borrow additional funds, these covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we breach covenants in our debt agreements, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan.

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

A downgrade in our credit rating could negatively impact us.

        The floating rate of interest applicable to our line of credit is determined based on the credit ratings of our debt provided by independent rating agencies. Thus, if these credit ratings are downgraded, our interest expense will be, and our ability to raise additional debt may be, negatively impacted.

We do not have exclusive control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.

        We have invested in some cases as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. These investments involve risks not present in a wholly owned development or redevelopment project. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project. As a result, the co-venturer or partner might have interests or goals that are inconsistent with our interests or goals, take action contrary to our interests or otherwise impede our objectives. The co-venturer or partner also might become insolvent or bankrupt.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

        We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

The costs of compliance with laws and changes in laws may harm our operating results.

        Costs associated with complying with laws and changes in laws may adversely affect our financial condition and operating results. We have incurred increases in expenses as a result of regulatory changes and the costs of compliance at the corporate level associated with maintaining our status as a public company. These expenses are generally not passed through to our tenants under our leases. As a result, these increased expenses may adversely affect our cash flow and our ability to service our debt and make distributions to our stockholders.

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

        Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to complete the sale of a property. In addition, in recent years, some national anchor tenants have purchased their own parcels within our centers, which could reduce the value of our centers.

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

        The lower tax rate on dividends from non-REIT C corporations may adversely affect the value of our stock.

        While corporate dividends have traditionally been taxed at ordinary income rates, dividends received by individuals through December 31, 2008 from domestic corporations generally will be taxed at the maximum capital gains tax rate of 15% as opposed to the maximum ordinary income tax rate of 35%. This reduces substantially the so-called "double taxation" (that is, taxation at both the corporate and stockholder levels) that generally applies to non-REIT corporations but does not apply to REITs because REITs that distribute all of their taxable income generally do not pay any corporate income tax. REIT dividends are not eligible for the lower capital gains rates, except in certain circumstances where the dividends are attributable to income that has been subject to corporate-level tax. The application of capital gains rates to non-REIT C corporation dividends could cause individual investors to view stock in non-REIT C corporations as more attractive than stock in REITs, which may negatively affect the value of our common stock. We cannot predict what effect, if any, the application of the capital gains tax rate to dividends paid by non-REIT C corporations may have on the value of our stock, either in terms of price or relative to other potential investments.

Item 2: Properties

Shopping Centers

        As of December 31, 2004, we had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of total GLA, of which approximately 28.0 million square feet is company-owned GLA. Our shopping center portfolio was approximately 93.3% leased as of December 31, 2004. We believe that our shopping center properties are adequately covered by insurance.

Other Properties

        As of December 31, 2004, the Company owned three office buildings, one in New York and two in Boston, totaling 222,000 square feet. We believe that our office buildings are adequately covered by insurance.

Offices

        Our corporate headquarters are located at 131 Dartmouth Street, Boston, Massachusetts, a new office building located in the Back Bay constructed and owned by a joint venture that we entered into with our largest stockholder. We lease our new corporate headquarters space from the joint venture. Under this lease, which contains a term of eleven years, we lease approximately 31,000 square feet. We began to pay rent under this lease in February 2005. The Company pays $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2010 through 2014.

        In addition, we also manage our properties through 16 regional offices, strategically located throughout our portfolio states. We own 15 of our 16 regional offices, some of which are located in our shopping center properties. We believe that our current and anticipated facilities are adequate for our present and future operations.

        The following tables provide information about our properties, our tenants and lease expirations as of December 31, 2004.

Property Name and Location	Year Built/ Renovated(1)	% Leased as of 12/31/2004	Company-Owned GLA(2)	Total GLA(3)	Anchor SF(4)	Anchors(5)	Annualized Base Rent(6)	Annualized Base Rent/Sq. Ft.(7)
Shopping Centers:
Alabama
Montgomery Commons	1999	100%	95,300	299,050	257,550	Super Wal-Mart (Non-Owned) Marshalls Michaels	$1,052,298	$11.04
Montgomery Towne Center	1996	83%	176,361	266,895	198,165	Winn Dixie Supermarket (Non-Owned) Bed, Bath & Beyond Circuit City Carmike Cinemas (Non-Owned) Barnes & Noble OfficeMax	$1,849,970	$10.49
Riverchase Village SC	1994	91%	178,511	190,611	128,225	Bruno's Supermarket Best Buy PetsMart	$1,701,138	$9.53
Connecticut
Torrington Plaza	1963/1994	94%	125,710	132,910	42,037	TJ Maxx Staples	$1,281,162	$10.19
Florida
Barton Commons	1989	40%	215,049	218,049	52,039	Bealls Dept. Store Bealls Outlet	$419,198	$1.95
Naples Shopping Center	1962/1997	100%	198,843	202,343	162,486	Publix Supermarket Marshalls Linens 'N Things Office Depot Books A Million	$2,036,359	$10.24
Park Shore Shopping Center	1973/1993	100%	231,830	240,330	188,180	Fresh Market K-Mart Rhodes Furniture Homegoods Sound Advice	$1,851,037	$7.98

Shoppers Haven Shopping Center	1959/1998	88%	207,036	207,036	113,273	Winn Dixie Supermarket Bed, Bath & Beyond Walgreens Bealls Outlet	$1,628,345	$7.87
Venetian Isle Shopping Center(8)	1959/1992	100%	183,467	186,967	111,831	Publix Supermarket TJ Maxx Linens 'N Things Rec Warehouse Pools and Spas	$1,506,158	$8.21
Georgia
Shenandoah Plaza	1987	99%	141,072	144,072	113,922	Ingles Market/Goodwill Emporium Wal-Mart/Big Lots/ACS	$695,830	$4.93
Illinois
Bartonville Square	1972	100%	61,678	61,678	41,824	Kroger Supermarket	$296,634	$4.81
Butterfield Square	1997	96%	106,767	121,370	51,677	Sunset Foods	$1,383,211	$12.96
The Commons of Chicago Ridge	1992/1999	95%	324,080	324,080	246,039	Home Depot Office Depot Marshalls Pep Boys (Ground Lease) Old Navy X Sport Fitness	$3,808,950	$11.75
The Commons of Crystal Lake	1995/1998	97%	273,060	365,335	210,569	Jewel Foods/Osco Drugs Marshalls Toys R Us Hobby Lobby (Non-Owned)	$3,134,906	$11.48
Crossroads Centre	1975/1988	98%	242,470	247,970	129,468	KM Fairview Heights LLC/Hobby Lobby (Ground Lease) TJ Maxx	$1,535,073	$6.33

Fairhills Shopping Center	1971/1989	93%	107,584	117,684	49,330	Jewel Foods/Osco Drugs	$607,218	$5.64
Heritage Square	1992	98%	210,852	210,852	164,706	Circuit City Carson Furniture Gallery DSW Shoe Warehouse Rhodes Furniture	$2,560,567	$12.14
High Point Centre	1988	98%	240,002	240,002	141,068	Cub Foods Office Depot Babies R Us Big Lots	$2,376,863	$9.90
Long Meadow Commons	1996	91%	118,471	118,471	65,816	Dominick's Supermarket	$1,587,556	$13.40
Parkway Pointe	1996	100%	38,737	222,037	179,300	Wal-Mart (Non-Owned) Target (Non-Owned) Party Tree (Non-Owned)	$532,519	$13.75
Rivercrest	1992/1999	100%	488,680	847,635	711,859	Dominick's Supermarket Best Buy PetsMart TJ Maxx Kimco Realty Corp./K-Mart Sears OfficeMax Hollywood Park Target (Non-Owned) Kohl's (Non-Owned) Menards (Non-Owned) Sony Theaters (Non-Owned)	$4,367,183	$8.94
Rollins Crossing	1995/1998	98%	148,117	342,237	283,704	Super K-Mart (Non-Owned) Sears Paint & Hardware Regal Cinema (Ground Lease)	$1,105,675	$7.46

Sangamon Center North	1970/1996	98%	139,907	151,107	79,257	Schnuck's Supermarket U.S. Post Office	$1,120,546	$8.01
Sheridan Village	1954/1995	99%	303,915	303,915	177,409	Bergner's Dept Store Cohen's Furniture Co.	$2,384,638	$7.85
Sterling Bazaar	1992	95%	84,535	84,535	52,337	Kroger Supermarket	$744,079	$8.80
Twin Oaks Centre	1991	97%	98,197	98,197	59,682	Hy-Vee Supermarket	$714,870	$7.28
Wardcliffe Shopping Center	1976/1977	96%	67,681	67,681	48,341	CVS Big Lots	$341,549	$5.05
Westview Center	1992	80%	325,507	416,307	184,265	Cub Foods Marshalls Value City Dept. Store (Non-Owned) Fashion Bug	$2,544,810	$7.82
Indiana
Apple Glen Crossing	2001/2002	98%	150,446	440,987	384,426	Super Wal-Mart (Non-Owned) Kohl's (Non-Owned) Dick's Sporting Goods Best Buy (Ground Lease) PetsMart	$1,798,584	$11.96
County Line Mall	1976/1991	90%	268,589	271,389	213,950	Kroger Supermarket OfficeMax Old Time Pottery Sofa Express	$1,793,391	$6.68
Double Tree Plaza	1996	97%	98,342	110,342	49,773	Amelia's Supermarket	$735,935	$7.48
Germantown Shopping Center	1985	75%	230,417	237,617	114,905	Beuhler's Supermarket Elder Beerman Department Store Peebles Department Store	$1,133,525	$4.92

King's Plaza	1965	87%	102,788	104,888	60,200	Cub Foods	$414,628	$4.03
Lincoln Plaza	1968	94%	101,058	101,058	39,104	Kroger Supermarket	$681,652	$6.75
Martin's Bittersweet Plaza	1992	100%	81,720	84,730	61,079	Martin's Supermarket Osco Drug	$581,590	$7.12
Meridian Village	1990	98%	130,774	130,774	65,030	O'Malia's Supermarket Godby Home Furnishings	$1,312,458	$10.04
Rivergate Shopping Center	1982	96%	133,086	137,486	108,086	Super Foods Wal-Mart	$520,238	$3.91
Sagamore Park Centre	1982	93%	118,436	118,436	66,063	Payless Supermarket	$973,042	$8.22
Speedway SuperCenter	1960/1998	88%	569,879	569,879	252,624	Kroger Supermarket AJ Wright Kohl's Sears Factory Card Outlet Old Navy Petco	$4,650,556	$8.16
The Village	1950	91%	303,906	306,706	115,325	US Factory Outlet AJ Wright Dollar Tree Indiana Department of Employment	$2,044,878	$6.73
Washington Lawndale Commons	1957/1993	76%	331,912	331,912	168,409	Stein Mart Dunham's Sporting Goods Gensic's Furniture House Jo-Ann Fabrics Books A Million Big Lots	$1,519,469	$4.58
Iowa
Burlington Plaza West	1989	100%	88,118	92,118	52,468	Hobby Lobby	$296,742	$3.37
Davenport Retail Center	1996	100%	62,588	229,588	214,433	Staples PetsMart Super Target (Non-Owned)	$645,531	$10.31

Kimberly West	1987/1997	88%	113,713	116,513	76,896	Hy-Vee Supermarket	$623,697	$5.48
Parkwood Plaza	1992	40%	126,369	126,369	N/A	N/A	$361,556	$2.86
Southgate Shopping Center	1972/1996	89%	155,399	155,399	102,065	Hy-Vee Supermarket Big Lots	$497,613	$3.20
Spring Village	1980/1991	98%	90,263	92,763	45,763	Eagle Foods	$478,281	$5.30
Warren Plaza	1980/1993	86%	90,102	187,135	148,525	Hy-Vee Supermarket Target (Non-Owned)	$607,499	$6.74
Kansas
Mid State Plaza	1971	79%	286,601	293,101	157,017	Ashley Furniture Home Store Sutherlands Lumber Hobby Lobby	$663,072	$2.31
Santa Fe Square	1987	100%	133,698	133,698	55,820	Hy-Vee Supermarket/Office Depot/Bloom Brothers	$1,294,718	$9.68
Shawnee Parkway Plaza	1979/1995	94%	92,213	92,213	59,128	Price Chopper Supermarket	$645,431	$7.00
Village Plaza	1975	88%	55,698	55,698	31,431	Falley's Food 4 Less	$251,522	$4.52
Westchester Square	1968/1998	94%	164,944	168,644	63,000	Hy-Vee Supermarket	$1,338,533	$8.12
West Loop Shopping Center	1986/1998	99%	199,032	199,032	98,558	Dillons Supermarket Waters True Value American Academy Hair Design	$1,314,101	$6.60
Kentucky
Dixie Plaza	1987	100%	48,021	82,804	59,383	Buehler Fresh Market Frank's Nursery (Non-Owned)	$387,401	$8.07

Midtown Mall	1970/1994	100%	153,822	153,822	106,271	Kroger Supermarket Big Lots/Odd Lots Gatti's Pizza	$1,003,543	$6.52
Plainview Village Center	1977	92%	164,454	186,254	39,399	Kroger Supermarket	$1,307,309	$7.95
Stony Brook	1988	100%	137,013	238,213	169,775	Kroger Supermarket H.H. Gregg (Non-Owned)	$1,627,306	$11.88
Maine
Pine Tree Shopping Center	1958/1973	99%	254,378	254,378	202,178	AJ Wright Mardens Jo-Ann Fabrics Packard Development	$1,711,014	$6.73
Massachusetts
Berkshire Crossing	1996	100%	446,287	446,287	389,561	Price Chopper Supermarket Wal-Mart (Ground Lease) Home Depot (Ground Lease) Staples Michaels Barnes & Noble	$3,480,324	$7.80
Burlington Square	1983/1992	83%	86,290	86,290	34,097	Staples Eastern Mountain Sports	$2,423,543	$28.09
Lynn Market Place	1966/1993	100%	78,092	78,092	52,620	Shaw's Supermarket	$631,788	$8.09
Watertower Plaza	1988/1998	96%	296,320	296,320	214,889	Shaw's Supermarket TJ Maxx OfficeMax Barnes & Noble Linens 'N Things Petco Michaels NAMCO	$3,659,743	$12.35
Westgate Plaza	1969/1996	100%	103,903	103,903	77,768	Stop & Shop/Staples/Ocean State Job Lot TJ Maxx	$1,021,333	$9.83

Michigan
Cherry Hill Marketplace	1992/1999	80%	122,132	125,032	53,739	Farmer Jacks	$1,116,444	$9.14
The Courtyard	1989	96%	125,967	265,622	219,421	V.G. Food Center OfficeMax Dunham's Sporting Goods Home Depot (Non-Owned)	$997,250	$7.92
Grand Traverse Crossing	1996	100%	387,273	387,273	339,156	Wal-Mart (Ground Lease) Home Depot (Ground Lease) Borders (Ground Lease) Toys R Us Staples PetsMart	$2,696,188	$6.96
Redford Plaza	1956/1987	100%	284,448	284,448	194,014	Kroger Supermarket Burlington Coat Factory Bally Total Fitness AJ Wright Aco Hardware The Resource Network	$2,453,569	$8.63
Minnesota
Austin Town Center	1999	45%	110,680	200,680	170,789	Staples Target (Non-Owned)	$505,251	$4.56
Brookdale Square	1971/1994	41%	185,883	185,883	66,834	Brookdale Theater Pep Boys Up Front Event Center	$403,352	$2.17
Burning Tree Plaza	1987/1998	99%	182,969	182,969	117,716	Best Buy TJ Maxx Hancock Fabrics Dunham's Sporting Goods	$1,695,030	$9.26

Central Valu Center	1961/1984	95%	123,350	123,350	90,946	Rainbow Foods Slumberland Clearance	$845,041	$6.85
Division Place	1991	91%	129,753	134,753	24,016	TJ Maxx	$1,416,693	$10.92
Elk Park Center	1995/1999	98%	204,992	302,635	192,843	Cub Foods Target (Non-Owned) OfficeMax	$1,974,173	$9.63
Har Mar Mall	1965/1992	98%	433,232	433,232	226,838	Cub Foods Barnes & Noble Marshalls Homegoods TJ Maxx AMC Theatres Michaels	$4,740,927	$10.94
Hub West(9)
Richfield Hub	1952/1992	99%	214,855	217,655	129,400	Rainbow Foods Bally Total Fitness Marshalls Michaels	$2,457,011	$11.44
Marketplace at 42	1999	96%	120,487	150,687	72,371	Rainbow Foods Walgreens (Non-Owned)	$1,709,278	$14.19
Roseville Center	1950/2000	99%	76,616	155,416	65,000	Rainbow Foods (Non-Owned)	$839,704	$10.96
Southport Centre	1992	100%	124,937	426,985	346,566	Cub Foods (Non-Owned) Best Buy Frank's Nursery Super Target (Non-Owned) OfficeMax (Non-Owned)	$1,856,247	$14.86
Sun Ray Shopping Center	1958/1992	99%	285,911	285,911	179,527	Cub Foods (Ground Lease) TJ Maxx Bally Total Fitness Michaels Valu Thrift Store	$2,313,153	$8.09
Ten Acres Center	1972/1986	100%	162,364	162,364	133,894	Cub Foods Burlington Coat Factory	$1,190,306	$7.33

Terrace Mall	1979/1993	90%	135,031	250,031	212,430	Rainbow Foods North Memorial Hospital (Non-Owned) North Memorial Medical Center	$1,004,440	$7.44
Westwind Plaza	1985	100%	87,933	147,933	80,245	Cub Foods (Non-Owned) Northern Tool and Equipment	$1,130,321	$12.85
White Bear Hills	1990/1996	100%	73,095	81,895	45,679	Festival Foods	$637,035	$8.72
Mississippi
County Line Plaza	1997	100%	221,567	268,367	171,062	Haverty's Furniture OfficeMax Barnes & Noble Old Navy Shoe Station Circuit City (Non-Owned)	$2,828,236	$12.76
Missouri
Clocktower Place	1987	97%	214,198	222,348	129,807	Dierberg's Market TJ Maxx Office Depot	$2,264,238	$10.57
Ellisville Square	1990	100%	146,052	149,552	107,772	K-Mart Lukas Liquors	$1,447,276	$9.91
Grandview Plaza	1961/1991	91%	296,008	296,008	200,075	Schnuck's Supermarket Old Time Pottery OfficeMax Walgreens	$1,927,421	$6.51
Hub Shopping Center	1972/1995	94%	163,072	163,072	103,322	Price Chopper Supermarket	$856,108	$5.25
Liberty Corners	1987/1996	100%	125,432	214,932	136,500	Price Chopper Supermarket Sutherlands (Non-Owned)	$982,798	$7.84
Maplewood Square	1998	100%	71,590	75,590	57,575	Shop n' Save Supermarket	$534,552	$7.47
Marketplace at Independence	1988	94%	241,898	253,398	133,942	Price Chopper Supermarket Old Navy	$2,133,422	$8.82
Prospect Plaza	1979/1999	100%	189,996	189,996	136,566	Price Chopper Supermarket Hobby Lobby The Salvation Army Family Store	$1,472,981	$7.75

Watts Mill Plaza	1973/1997	100%	161,717	169,717	91,989	Price Chopper Supermarket Westlake Hardware	$1,485,720	$9.19
Nebraska
Bishop Heights	1971/1997	100%	34,388	128,448	106,992	Russ' IGA Supermarket Shopko (Non-Owned)	$183,375	$5.33
Cornhusker Plaza	1988	96%	84,083	163,063	121,723	Hy-Vee Supermarket Wal-Mart (Non-Owned)	$468,713	$5.57
Eastville Plaza	1986	100%	68,546	139,636	99,046	Hy-Vee Supermarket Menard's (Non-Owned)	$572,908	$8.36
Edgewood Shopping Center	1980/1994	98%	179,964	406,514	210,020	SuperSaver Supermarket Osco Drug Target (Non-Owned)	$1,562,369	$8.68
The Meadows	1998	100%	67,840	70,840	50,000	Russ' IGA Supermarket	$523,453	$7.72
Miracle Hills Park	1988	90%	69,638	139,638	66,000	Cub Foods (Non-Owned)	$575,349	$8.26
Stockyards Plaza	1988	100%	129,459	148,659	85,649	Hy-Vee Supermarket Movies 8	$1,049,627	$8.11
New Hampshire
Bedford Grove	1989	100%	216,941	216,941	182,745	Shop N' Save Wal-Mart (Ground Lease)	$1,750,701	$8.07
Bedford Mall	1963/1999	91%	265,091	265,091	192,207	Marshalls Bob's Stores Staples Linens 'N Things Decathalon Sports (Ground Lease) Hoyts Cinemas	$2,593,050	$9.78

Capitol Shopping Center	1961/1999	100%	182,821	189,821	129,551	Demoulas Market Basket Burlington Coat Factory Marshalls	$1,655,473	$9.06
Tri City Plaza	1968/1992	100%	146,947	146,947	84,920	Demoulas Market Basket TJ Maxx	$1,051,846	$7.16
New Jersey
Cross Keys Common	1995	92%	216,805	417,791	280,348	Wal-Mart (Non-Owned) AJ Wright Staples Ross Dress for Less	$2,472,595	$11.40
Morris Hills Shopping Center	1957/1994	100%	159,454	159,454	109,161	Mega Marshalls Clearview Cinema (Ground Lease) Michaels	$2,404,551	$15.08
New Mexico
St. Francis Plaza	1992/1993	100%	35,800	35,800	20,850	Wild Oats Market	$401,670	$11.22
New York
College Plaza	1975/1994	100%	175,086	175,086	126,812	Bob's Stores Marshalls Eckerd Drugs Staples	$1,407,455	$8.04
Dalewood I Shopping Center	1966/1995	100%	59,569	59,569	36,989	Pathmark	$904,250	$15.18
Dalewood II Shopping Center	1970/1995	100%	81,326	81,326	59,326	Turco's Supermarket Bed, Bath & Beyond	$1,943,596	$23.90
Dalewood III Shopping Center	1972/1995	100%	48,390	48,390	28,361	TJ Maxx	$1,208,936	$24.98
Falcaro's Plaza	1968/1993	100%	61,295	63,295	29,887	OfficeMax	$996,312	$16.25

Kings Park Shopping Center	1963/1985	100%	71,940	73,940	48,870	Key Foods TJ Maxx	$1,040,934	$14.47
Nesconset Shopping Center	1961/1999	99%	122,996	124,996	33,460	Office Depot/HomeGoods	$1,707,061	$13.88
Parkway Plaza	1973/1992	100%	89,704	89,704	31,600	TJ Maxx	$1,964,535	$21.90
Roanoke Plaza	1972/1994	100%	99,131	101,631	58,150	Best Yet Market TJ Maxx	$1,541,383	$15.55
Rockville Centre Shopping Center	1975	100%	44,131	44,131	27,781	HomeGoods	$593,756	$13.45
Salmon Run Plaza	1993	100%	68,761	181,195	164,614	Hannaford's Supermarket K-Mart (Non-Owned)	$1,097,978	$15.97
Suffolk Plaza	1967/1998	100%	84,480	89,680	56,759	Waldbaum's Supermarket	$814,363	$9.64
Three Village Plaza	1964/1991	89%	77,458	77,458	38,955	King Kullen Grocery	$668,181	$8.63
Turnpike Plaza	1971/1994	100%	52,950	52,950	30,700	Waldbaum's Supermarket	$962,869	$18.18
North Carolina
The Commons at Chancellor Park	1994	100%	341,860	351,460	309,041	Home Depot (Ground Lease) Hobby Lobby Circuit City Marshalls Value City Gold's Gym	$2,370,587	$6.93
Crown Point Shopping Center	1990	100%	147,200	164,200	135,200	Lowe's Home Centers Babies R US	$1,018,600	$6.92
Franklin Square	1990	98%	318,435	517,735	379,568	Super Wal-Mart (Non-Owned) Best Buy Ross Dress for Less Bed, Bath & Beyond Dollar Tree Pep Boys (Ground Lease) OfficeMax Michaels	$3,077,016	$9.66

Innes Street Market	1998	100%	349,356	349,356	296,740	Food Lion Supermarket Lowe's Home Centers Tinseltown Cinema Marshalls Staples Circuit City Old Navy	$3,364,280	$9.63
McMullen Creek Shopping Center(10)	1988	94%	283,647	293,247	98,222	Winn Dixie Supermarket Burlington Coat Factory	$2,767,907	$9.76
New Centre Market	1998	99%	143,763	266,263	202,040	Target (Non-Owned) Marshalls PetsMart OfficeMax	$1,677,624	$11.67
Tarrymore Square	1989	76%	260,405	260,405	85,447	Marshalls Carolina Clearing House	$1,646,508	$6.32
University Commons	1989	99%	235,396	235,396	135,326	Lowes Foods TJ Maxx Homegoods AC Moore	$2,306,966	$9.80
University Commons Greenville	1996	100%	232,820	338,020	270,249	Kroger Supermarket TJ Maxx Circuit City Barnes & Noble Target (Non-Owned) Linens 'N Things	$2,640,890	$11.34

Wendover Place	1997	98%	415,775	547,075	441,954	Harris-Teeter/Michaels/Ross Dress for Less Kohl's Dick's Sporting Goods Babies R Us PetsMart Old Navy Linens 'N Things Target (Non-Owned)	$4,279,742	$10.29
Ohio
30th Street Plaza	1951/1999	96%	157,055	157,055	111,251	Giant Eagle Supermarket Marc's Pharmacy	$1,459,102	$9.29
Clock Tower Plaza	1989	100%	237,975	244,475	172,300	Ray's Supermarket Wal-Mart	$1,472,688	$6.19
Salem Consumer Square	1988	93%	274,652	274,652	131,650	Cub Foods Office Depot Michigan Sporting Goods AJ Wright	$2,276,743	$8.29
Pennsylvania
Boyertown Plaza	1961	30%	83,229	88,629	N/A	N/A	$377,977	$4.54
Colonial Commons	1991/2003	94%	433,362	451,462	317,335	Giant Foods (Ground Lease) Dick's Sporting Goods Linens 'N Things AMC Theatres 9 Ross Dress for Less Marshalls Ben Franklin TJ Maxx OfficeMax	$4,844,274	$11.18
Lehigh Shopping Center	1955/1999	76%	372,243	376,243	211,215	Giant Foods (Ground Lease) Mega Marshalls Staples D&D Budget & Clearance Frank's Nursery	$1,926,780	$5.18

Warminster Towne Center	1997	100%	237,345	318,028	260,066	Shop Rite Supermarket Kohl's (Non-Owned) Ross Dress for Less PetsMart OfficeMax Pep Boys Rag Shop Old Navy	$3,105,613	$13.08
South Dakota
Baken Park	1962/1997	90%	195,526	195,526	95,039	Nash Finch Supermarket Ben Franklin Boyd's Drug	$1,316,205	$6.73
Tennessee
The Market of Wolf Creek	2000	87%	297,099	470,437	296,490	Target (Non-Owned) Haverty's Furniture (Non-Owned) The Sports Authority Best Buy Office Depot	$3,268,913	$11.00
Oakwood Commons(11)	1989/1997	88%	278,017	280,767	159,072	Publix Supermarket Bed, Bath & Beyond Ross Dress for Less Peebles Department Store	$1,799,794	$6.47
Watson Glen Shopping Center	1989	99%	264,360	264,360	206,427	Bi-Lo Foods K-Mart Goody's Family Clothing World Gym	$1,930,664	$7.30
Williamson Square(12)	1988/1993	97%	330,226	340,476	202,102	Kroger Supermarket Hobby Lobby USA Baby Hancock Fabrics New River Fellowship	$2,436,176	$7.38
Texas
Buckingham Place	1980/1997	93%	150,228	156,228	96,274	Minyard Food Stores Big Lots	$1,043,994	$6.95

The Crossing	2000/2001	93%	187,075	253,454	150,963	Kroger Signature (Non-Owned) Kohl's (Ground Lease)	$2,032,411	$10.86
Las Colinas Village	2001/2002	86%	104,682	131,682	24,025	Staples	$1,877,065	$17.93
Randall's Bay Area	1989/2001	100%	78,650	78,650	55,200	Randall's Food Market	$678,958	$8.63
Randall's Fairmont	1985/2003	89%	104,669	110,869	55,008	Randall's Food Market	$943,957	$9.02
Royal Oaks Village	2001/2002	98%	145,286	145,286	83,652	HEB Grocery	$2,896,065	$19.93
Trinity Commons(13)	1998	92%	197,423	197,423	84,228	Tom Thumb DSW Shoe Warehouse	$2,878,589	$14.58
Vermont
Rutland Plaza	1966/1996	99%	224,514	224,514	182,264	Price Chopper Supermarket Wal-Mart TJ Maxx Plaza Movie Plex	$1,849,426	$8.24
Virginia
Spradlin Farm	2000/2001	100%	181,055	442,055	366,962	Home Depot (Non-Owned) Target (Non-Owned) TJ Maxx Barnes & Noble Michaels Goody's Family Clothing	$2,353,316	$13.00
Wisconsin
Fairacres Shopping Center	1992	99%	79,736	82,486	58,678	Pick 'N Save Supermarket	$678,848	$8.51
Fitchburg Ridge	1980	94%	50,555	61,805	16,631	Wisconsin Dialysis	$373,798	$7.39

Fox River Plaza	1987	100%	169,883	173,383	137,113	Pick 'N Save Supermarket K-Mart	$828,675	$4.88
Madison Plaza	1988/1994	76%	54,275	127,584	N/A	N/A	$381,150	$7.02
Mequon Pavilions	1967/1991	96%	211,957	211,957	65,995	Sendik's Food Market Bed, Bath & Beyond	$2,896,503	$13.67
Moorland Square	1990	100%	98,288	195,388	149,674	Pick 'N Save Supermarket K-Mart (Non-Owned)	$843,563	$8.58
Oak Creek Centre	1988	39%	91,510	99,510	N/A	N/A	$232,298	$2.54
Park Plaza	1959/1993	93%	113,669	113,669	74,054	Big Lots Hobby Lobby	$447,418	$3.94
Spring Mall	1967/1994	90%	204,861	204,861	135,055	Pick 'N Save Supermarket TJ Maxx Walgreens	$1,478,156	$7.22
Taylor Heights	1989	88%	85,072	223,862	158,630	Piggly Wiggly Foods Wal-Mart (Non-Owned)	$824,810	$9.70

TOTAL SHOPPING CENTERS		93%	28,003,656	33,663,855	21,547,028		$248,535,392	$8.88

Office Buildings:
William J. McCarthy Building	1963/1995	89%	93,018	93,018		NETT	$2,910,575	$31.29
545 Boylston Street	1972/1996	100%	89,075	89,075		Allied Advertising Trinity Church	$3,120,518	$35.03

Executive Office Building	1970	100%	40,180	40,180	Lipner Gordon & Co. Norca Corporation Sol G Atlas Realty Heritage	$665,678	$16.57

TOTAL OFFICE BUILDINGS		96%	222,273	222,273		$6,696,770	$30.13

TOTAL PORTFOLIO		93%	28,225,929	33,886,128		$255,232,163	$9.04

(1)
Represents the year the property originally opened for business and, if applicable, the year in which a substantial renovation was completed. These dates do not include years in which tenant improvements were made to the properties.

(2)
Represents gross leasable area owned by us, including 1,423,834 square feet of gross leaseable area subject to ground leases and excludes 5,660,199 square feet of non-owned gross leasable area.

(3)
Some of our shopping centers contain space not owned by us and space leased to tenants under ground leases. In addition to Company Owned GLA, Total GLA includes approximately 5.7 million square feet of this non-owned gross leasable area, which generally is owned directly by the anchor occupying this space, and 1.4 million square feet of ground leased gross leaseable area.

(4)
Represents square feet of gross leasable area at a property that an anchor tenant either leases or owns.

(5)
We define anchor tenants as single tenants which lease 15,000 square feet or more at a property. We define major tenants at our office buildings as tenants which lease 10% or more of the rentable square footage at a property.

(6)
We calculate Annualized Base Rent for all leases in place in which tenants are in occupancy at December 31, 2004 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquired from NETT's real estate company upon our formation or relating to properties acquired from Bradley, we calculate total base rent to be received beginning from the date we acquired the property.

(7)
Represents Annualized Base Rent divided by Company Owned GLA at December 31, 2004.

(8)
Property contains 11,627 square feet of office space.

(9)
Property is comprised of two shopping centers.

(10)
Property contains 32,665 square feet of office space.

(11)
We hold a leasehold interest in this property pursuant to a ground lease that expires in 2088.

(12)
Williamson Square is owned by a joint venture of which we own 60%.

(13)
We hold a leasehold interest in this property pursuant to a ground lease that expires in 2037.

Top Tenants by Annualized Base Rent

	Tenant	# of Stores	Total GLA	GLA as a % of Total	Tenant Annualized Base Rent(1)	% of Total Annualized Base Rent(2)	Type of Business
1	TJX Companies(3)	51	1,577,596	5.59%	$13,992,558	5.48%	Off Price/Soft Goods
2	Kroger(4)	13	720,708	2.55%	5,050,338	1.98%	Grocer
3	Supervalu(5)	10	657,733	2.33%	4,803,210	1.88%	Grocer
4	Associated Wholesale Grocers(6)	10	603,378	2.14%	3,441,402	1.35%	Grocer
5	Charming Shoppes(7)	39	323,503	1.15%	3,437,480	1.35%	Discount/Apparel
6	Staples	12	296,940	1.05%	3,376,079	1.32%	Office Products
7	OfficeMax	13	340,520	1.21%	3,274,333	1.28%	Office Products
8	Roundy's(8)	8	491,482	1.74%	3,251,894	1.27%	Grocer
9	Home Depot	4	459,073	1.63%	3,040,470	1.19%	Home Improvement
10	Wal-Mart	8	727,634	2.58%	2,941,622	1.15%	Discount
11	Safeway(9)	5	327,249	1.16%	2,900,020	1.14%	Grocer
12	Barnes & Noble	7	178,936	0.63%	2,871,077	1.12%	Books
13	Blockbuster	26	163,657	0.58%	2,733,963	1.07%	Video Sales/Rentals
14	Walgreens	16	205,425	0.73%	2,610,241	1.02%	Drug Store
15	Hy-Vee	9	535,066	1.90%	2,607,007	1.02%	Grocer
16	Hallmark	42	216,035	0.77%	2,539,682	1.00%	Cards/Gifts
17	Linens N Things	7	214,741	0.76%	2,494,544	0.98%	Soft Goods
18	PetsMart	8	202,617	0.72%	2,425,162	0.95%	Pet Supplies
19	Dollar Tree	32	296,167	1.05%	2,351,054	0.92%	Discount
20	Ahold USA(10)	5	279,340	0.99%	2,336,152	0.92%	Grocer

(1)
We calculate annualized base rent for all leases in place in which tenants are in occupancy at December 31, 2004 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquire, we calculate total base rent to be received beginning from the date we acquired the property.

(2)
Represents total Tenant Annualized Base Rent divided by Total Annualized Base Rent of $255,232,163.

(3)
TJX Companies include: TJ Maxx (22), Marshalls (17), A.J. Wright (6), Homegoods (4) and Bob's Stores (2).

(4)
The Kroger Co. includes: Kroger (11), Pay Less Supermarket (1) and Dillons (1).

(5)
Supervalu Inc. includes: Cub Foods (5), Shop n' Save (1), Shop Rite (1) and Ray's Supermarket (1). Supervalu Inc. also includes (2) Cub Foods locations leased by a limited liability corporation of which Supervalu Inc. is a member.

(6)
Associated Wholesale Grocers includes: Price Chopper (6), Russ' IGA (2), Super Saver (1) and Falley's Food 4 Less (1).

(7)
Charming Shoppes includes: Fashion Bug (28), Lane Bryant (7) and Catherine's (4).

(8)
Roundy's, Inc. includes: Pick N Save (4) and Rainbow Foods (4).

(9)
Safeway includes: Dominick's (2), Randall's Food Market (2) and Tom Thumb (1).

(10)
Ahold USA includes: Giant Foods (2), Bi-Lo (1), Bruno's (1) and Stop & Shop (1).

Total Lease Expiration Roll Out—December 31, 2004

Lease Expiration Year	Number of Expiring Leases	Expiring Square Feet	% of Total Sq. Ft. Expiring	Expiring Base Rent(1)	% of Total Base Rent	Expiring Base Rent/ Sq. Ft.(2)
2005(3)	560	1,900,072	7.2%	$22,280,323	8.4%	$11.73
2006	580	2,982,678	11.3%	29,383,217	11.1%	9.85
2007	558	3,029,115	11.5%	32,465,253	12.3%	10.72
2008	452	2,888,549	11.0%	30,731,356	11.6%	10.64
2009	395	3,096,691	11.8%	33,447,957	12.6%	10.80
2010	215	1,869,905	7.1%	19,477,314	7.4%	10.42
2011	110	1,536,356	5.8%	15,931,994	6.0%	10.37
2012	86	1,071,682	4.1%	12,326,102	4.7%	11.50
2013	84	1,407,135	5.3%	12,764,176	4.8%	9.07
2014	82	1,079,057	4.1%	11,768,935	4.4%	10.91
2015 and Thereafter	175	5,478,661	20.8%	44,068,190	16.7%	8.04

Totals	3,297	26,339,901	100.0%	$264,644,817	100.0%	$10.05

(1)
Represents the last 12 months of rent payable immediately prior to the expiration of the lease.

(2)
Represents Expiring Base Rent divided by Expiring Square Feet.

(3)
Includes tenants on a month-to-month agreement.

Item 3: Legal Proceedings

        On October 31, 2001, a complaint was filed against us in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that we owe Mr. Donahue and his firm a fee in connection with services he claims he performed on our behalf in connection with our acquisition of Bradley Real Estate Inc. On September 18, 2000, we acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Through his personal relationships with the parties involved, at our request, Mr. Donahue introduced us to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of our acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration we paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts law.

        On November 29, 2002, the court granted our motion to dismiss Mr. Donahue's claims. Mr. Donahue subsequently filed an appeal of the court's decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue's appeal. On July 14, 2004, the Massachusetts Appellate Court reversed the lower court's decision dismissing Mr. Donahue's claims. The Appellate Court's decision reverts the case back to the Superior Court for discovery and additional proceedings. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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

Item 4: Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange on April 24, 2002, under the symbol "HTG". As of March 4, 2005, we had approximately 3,600 common stockholders of record.

        The following table sets forth, for the periods indicated and on a per-share basis, the high and low closing prices as reported by the New York Stock Exchange and per-share distributions declared during the last two fiscal years:

	High	Low	Distributions
First Quarter 2003	$25.92	$23.81	$0.525
Second Quarter 2003	$27.90	$25.01	$0.525
Third Quarter 2003	$29.20	$27.30	$0.525
Fourth Quarter 2003	$29.62	$27.35	$0.525
First Quarter 2004	$31.38	$27.58	$0.525
Second Quarter 2004	$31.04	$24.83	$0.525
Third Quarter 2004	$29.24	$26.98	$0.525
Fourth Quarter 2004	$33.78	$29.74	$0.525

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

        In August 2004, we issued 7,814 shares of our common stock to an individual in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to (i) Section 4(2) of the Securities Act and Regulation D promulgated thereunder ("Regulation D"), and (ii) the status of the individual as an "accredited investor" as defined in Rule 501(a) of Regulation D. These shares were issued in exchange for 7,814 units of limited partnership interest in Bradley OP, which units were redeemable pursuant to Bradley OP's partnership agreement for cash or, at our option, shares of our common stock, on a one-to-one basis (subject to adjustment in the event of stock splits, stock dividends and similar events). In August 2004, this individual notified us of his desire to require Bradley OP to redeem his units by delivering a notice of redemption. We then exercised our right to issue shares of our common stock for such redeemed units and issued 7,814 shares of our common stock (the number of units redeemed) to this individual upon redemption of its units of limited partnership interest Bradley OP.

Item 6: Selected Financial Data

        The following selected historical consolidated financial and operating data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements on page F-1 of this Form 10-K. Our historical financial information has been presented on an accrual basis in accordance with generally accepted accounting principles, ("GAAP"), applicable to real estate investment trusts for all periods presented.

	Year Ended December 31,
	2004	2003	2002	2001	2000(1)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Rentals and recoveries	$325,947	$297,666	$273,343	$250,624	$136,975
Interest and other	1,079	495	100	298	2,117

Total revenue	327,026	298,161	273,443	250,922	139,092

Expenses:
Operating	94,927	86,424	78,529	73,511	37,736
General and administrative	24,214	20,965	23,351	12,640	8,274
Depreciation and amortization	88,678	78,548	69,601	63,686	34,699
Interest	77,269	69,415	72,312	90,342	35,517
Loss on prepayment of debt	—	—	6,749	—	—

Total expenses	285,088	255,352	250,542	240,179	116,226

Income before net gains	41,938	42,809	22,901	10,743	22,866
Net gains on sales of real estate investments, equipment and marketable securities	557	—	2,924	4,159	1,890
Net derivative (losses) gains	—	—	(7,766)	986	—

Income before allocation to minority interests and discontinued operations	42,495	42,809	18,059	15,888	24,756
Income allocated to minority interests	(2,441)	(6,913)	(6,872)	(6,656)	(1,941)
Income from discontinued operations	4,654	4,837	3,256	3,004	1,287

Net income	44,708	40,733	14,443	12,236	24,102
Preferred stock distributions	—	—	(14,302)	(43,345)	(38,410)
Accretion of redeemable equity	—	—	(328)	(995)	(329)

Net income (loss) attributable to common shareholders	$44,708	$40,733	$(187)	$(32,104)	$(14,637)

Per Share Data:
Basic income attributable to common shareholders before discontinued operations per share	$0.86	$0.86	$(0.11)	$(4.71)	$(2.40)
Basic income (loss) attributable to common shareholder	$0.96	$0.97	$(0.01)	$(5.15)	$(2.61)
Diluted income attributable to common shareholders before discontinued operations per share	$0.85	$0.85	$(0.11)	$(4.71)	$(2.40)
Diluted income (loss) attributable to common shareholders	$0.95	$0.96	$(0.01)	$(5.15)	$(2.61)
Dividends declared per share	$2.10	$2.10	$1.89	$0.73	$0.16
Weighted average common shares outstanding—Basic	46,686	41,963	30,257	6,818	6,088
Weighted average common and common equivalent shares outstanding—Diluted	47,393	42,536	30,257	6,818	6,088
BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$2,540,841	$2,399,973	$2,178,533	$1,948,968	$1,899,025
Total assets	2,352,550	2,227,575	2,059,557	1,907,265	1,905,662
Total liabilities	1,415,707	1,184,008	1,095,396	1,218,751	1,173,790
Minority interests	15,535	85,095	85,553	77,952	77,981
Redeemable equity	—	—	—	123,094	122,099
Shareholders' equity	921,308	958,472	878,608	487,468	531,792
OTHER DATA:
# of shopping centers (at end of period)	164	162	152	142	140
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)(2)	28,004	27,502	25,925	23,154	22,902
% leased (at end of period)	93%	92%	93%	93%	94%
Total portfolio net operating income(3)	$231,020	$211,242	$194,814	$177,113	$99,239
Funds from Operations(4)	$128,918	$116,397	$66,003	$27,460	$18,067
Cash flow from operating activities	$123,042	$148,688	$121,172	$78,726	$64,816
Cash flow from investing activities	$(112,115)	$(165,131)	$(129,257)	$(39,216)	$(745,119)
Cash flow from financing activities	$389	$20,440	$3,430	$(37,450)	$656,594

(1)
Includes approximately 3.5 months of operations of the properties acquired from Bradley Real Estate, Inc. on September 18, 2000.

(2)
Represents the total gross leasable area of all Company-owned and operated shopping center square footage.

(3)
Net operating income, or "NOI," is a non-GAAP financial measure equal to net income available to common shareholders (the most directly comparable GAAP financial measure), plus accretion of redeemable equity, preferred stock distributions, minority interest in Bradley Operating Limited Partnership, net derivative losses (gains), losses (gains) on investments in securities, losses from prepayment of debt, general and administrative expense, depreciation and amortization, and interest expense, less income from discontinued operations, gains (losses) on sales of real estate investments and marketable securities, and interest and other income. We use NOI internally, and believe NOI provides useful information to investors, as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

(4)
We calculate Funds from Operations in accordance with the best practices described in the April 2001 National Policy Bulletin of the National Association of Real Estate Investment Trusts, referred to as NAREIT, and NAREIT's 1995 White Paper on Funds from Operations. The White Paper defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to, or are not indicative of, our operating performance, such as gains (or losses) from sales of real estate investments and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. However, FFO (i) should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and (iii) is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may differ from the methodology utilized by other equity REITs to calculate FFO and, therefore, may not be comparable to other REITs.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the selected financial data and the historical consolidated financial statements and related notes thereto.

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or "REIT." We are one of the nation's largest owners of neighborhood and community shopping centers. As of December 31, 2004, we had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of GLA, of which approximately 28.0 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 93.3% leased as of December 31, 2004.

        Our operating strategy is to own and manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns. Our focus is to own primarily grocer-anchored centers with a diverse and multi-anchored tenant base in attractive geographic locations with strong demographics. We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on each of our properties. Our operating results therefore depend primarily on the ability of our tenants to make required rental payments.

        Generally, we do not expect that our net operating income, a non-GAAP measure, will deviate significantly in the short-term. This is because our leases with our tenants provide us a stable cash flow over the long-term. In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses, insurance costs or real estate taxes, our operating expenses generally remain predictable.

        However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located. The retail sector continues to change dramatically as a result of continued industry consolidation due to the continuing strength of Wal-Mart and large retail bankruptcies in the recent past resulting in an excess amount of available retail space, fewer national tenants, and greater competition. We believe that the nature of the properties that we primarily own and invest in—grocer-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles. This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

        In the face of these challenging market conditions, we follow a dual growth strategy. First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. We believe that there are meaningful opportunities to increase our cash flow from our existing properties because of their desirable locations. For instance, during 2002, 2003, and the first quarter of 2004, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn during the early part of this decade. However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, as well as the improvement in the overall performance of our portfolio and improving economic conditions within our markets, we experienced an increase of approximately 2.4% in our same property net operating income during 2004 (excluding lease termination activity). We anticipate our same property net operating income during 2005 will be consistent with our performance during 2004.

        During 2004, in order to re-let vacant space within our portfolio, we incurred higher non-recurring capital expenditures than in prior periods as we re-positioned several of our centers for future growth. In addition, we anticipate incurring additional non-recurring capital expenditures during 2005 as we seek further opportunities to reposition vacant space.

        Secondly, we focus on achieving external growth by the expansion of our portfolio and we will continue to pursue targeted acquisitions of multi-anchored, primarily by grocers, neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. We will pursue acquisitions in our existing markets as well as in new markets, including where a portfolio of properties might be available to enable us to establish a platform for further growth. In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing fewer properties. The low interest rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties. As a result, during 2004, our effort to expand our portfolio through acquisition was adversely affected. We expect that as long as the interest rate environment continues to be favorable to buyers, this competitive acquisition environment will continue.

        As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors. We completed our first joint venture arrangement with a third party developer during the second quarter of 2004. However, with respect to joint venture arrangements with third party developers, in most cases, we do not anticipate that we will recognize the full economic benefit of such arrangements for 2-3 years. In 2005, as a means of increasing our external growth, we also expect to aggressively pursue additional growth capital for acquisitions through strategic joint ventures with institutional investors.

        In the near future, to take advantage of favorable market conditions, we intend to dispose of properties that are not a strategic fit within our overall portfolio. The disposition of shopping center properties may lead to short-term decreases in net operating income. However, we intend to offset any such decreases by re-investing the proceeds of such sales to grow our existing portfolio, whether through acquisition or joint venture. We may also use these sale proceeds to reduce our overall outstanding indebtedness, improving the quality of our balance sheet.

        During 2004, as reflected below, our general and administrative expenses have been higher than anticipated as a result of increased staffing, various business initiatives aimed at future growth, the increased costs associated with being a public company and unanticipated severance costs. In particular, the costs associated with the Company's review of its internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act have been significantly higher than expected. We expect these increased non-severance general and administrative costs to continue during 2005.

        We currently expect to incur additional debt in connection with future acquisitions of real estate. As of December 31, 2004, we had $1.3 billion of indebtedness, of which approximately $645.8 million was unsecured indebtedness. Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future, we intend to finance our operations and growth primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings. We may also pursue joint venture arrangements aimed at providing alternative sources of capital.

        In addition, our existing unsecured line of credit matures on April 29, 2005. In February 2005, we obtained a commitment to establish a new three-year, $350 million unsecured line of credit with Wachovia Bank, as agent. Wachovia has agreed to use its "best efforts" to syndicate this new line of credit. This new line of credit, which we expect to enter into shortly, will replace our existing unsecured credit facility. In the event we are unable to enter into this new line of credit on or before April 29, 2005, we would seek an extension of our existing line of credit for up to one year. In addition, in light of our investment grade credit ratings and prior capital markets activity, we believe there are sufficient alternative financing sources available to us to refinance our existing line of credit, including through a combination of one or more short-term bridge loans, public or private offerings of common stock, preferred stock or debt securities or the incurrence of additional indebtedness through secured or unsecured borrowings.

Critical Accounting Policies

        We have identified the following critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

        On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments (including purchase price allocations) and asset impairment, and derivatives used to hedge interest-rate risks. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

        Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases commencing when the tenant takes possession of the space. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in accounts receivable. In addition, leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us, requiring us to estimate the amount of revenue from these recoveries. Such recoveries revenue is recorded based on management's estimate of its recovery of certain operating expenses and real estate tax expenses, pursuant to the terms contained in related leases. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until those specified targets are met.

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

        We apply Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. No such impairment losses have been recognized to date.

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

        The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The "as-if-vacant" value is then allocated amongst land, land improvements, building, and building improvements based on the Company's estimate of replacement costs.

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

Hedging Activities

        From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreement with respect to our floating rate debt as of December 31, 2004 or 2003. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        If interest rate assumptions and other factors used to estimate a derivative's fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

        The following discussion is based on our consolidated financial statements for the years ended December 31, 2004, 2003, and 2002.

        From January 1, 2002 through December 31, 2004, we increased our total portfolio of properties (after reflecting dispositions) from 166 properties to 167 properties and from 26.2 million Company-owned GLA to 28.2 million Company-owned GLA. As a result of this growth of our total portfolio, the financial data presented below with respect to the Total Portfolio shows significant changes in revenues and expenses from period-to-period and, as a result, we do not believe our period-to-period financial data, with respect to the Total Portfolio are comparable in any meaningful way. Therefore, the comparison of operating results for the years ended December 31, 2004, 2003, and 2002 show changes resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) and the changes for income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the years being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

        The table below shows selected operating information for our total portfolio and the 152 properties acquired prior to January 1, 2003 that remained in the total portfolio through December 31,

2004, which constitute the Same Property Portfolio for the years ended December 31, 2004 and 2003 (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
Rental and recovery revenue:
Rentals	$220,747	$219,248	1,499	0.7%	$246,110	$226,757	$19,353	8.5%
Percentage rent	3,621	3,875	(254)	(6.6)%	3,828	3,972	(144)	(3.6)%
Recoveries	67,269	63,956	3,313	5.2%	74,422	65,461	8,961	13.7%
Other property	1,478	1,466	12	0.8%	1,587	1,476	111	7.5%

Total rental and recovery revenue	293,115	288,545	4,570	1.6%	325,947	297,666	28,281	9.5%
Expenses:
Property operating expenses	41,109	42,158	(1,049)	(2.5)%	45,954	43,102	2,852	6.6%
Real estate taxes	43,975	42,312	1,663	3.9%	48,973	43,322	5,651	13.0%

Net operating income(*)	$208,031	$204,075	$3,956	1.9%	231,020	211,242	19,778	9.4%

Add:
Interest and other income					1,079	495	584	118.0%
Deduct:
Depreciation and amortization					88,678	78,548	10,130	12.9%
Interest					77,269	69,415	7,854	11.3%
General and administrative					24,214	20,965	3,249	15.5%

Income before net gains					$41,938	$42,809	$(871)	(2.0)%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 66.

        The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of a decrease in the provision for allowance for doubtful accounts of $1.6 million and an increase in minimum rent of $0.5 million offset by a decrease of $0.8 million from termination fee income net of termination buyout costs. A lower provision was required for the year ended December 31, 2004 as compared with the year ended December 31, 2003 as a result of a decrease in large tenant bankruptcies and recoveries of amounts previously written off. Minimum rent increased as a result of new leases and rollovers of existing tenants at higher rental rates. Although our weighted average actual occupancy on a same property basis declined slightly to 92.2% as of December 31, 2004 from 92.7% as of December 31, 2003, the new leasing activity offset any loss of rental income related to the decrease in weighted average occupancy.

        Percentage rent revenue decreased for our Same Property Portfolio primarily due to the loss of four anchor tenants with significant percentage rent components comprising $0.2 million as well as the uncertainty of realization that certain tenant sales thresholds have been met.

        Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in real estate tax recovery income of $2.6 million, a decrease in the provision for allowance for doubtful accounts of $0.4 million and an increase in property operating expense recovery income and other reimbursement income of $0.3 million. Real estate recovery income increased primarily as a result of an increase in real estate tax expense as well as an increase in the real estate tax expense recovery rates due to true-ups related to the improved annual reconciliation process. Property operating expense recovery income increased primarily as a result of an increase in the property operating expense recovery rates due to true-ups related to the annual reconciliation process offset by a decrease in reimbursable property operating expenses.

        Property operating expenses decreased primarily as a result of a $0.5 million lease buy-out expense recorded in the prior year, a $0.5 million decrease in insurance expense, and a $0.3 million decrease in snow removal and related costs. These decreases were partially offset by a $0.2 million increase in maintenance and supervision expense and a $0.2 million increase in utility expense.

        Real estate tax expense increased primarily as a result of increased valuations assessed for certain properties primarily located in the Mid-West.

        Interest expense increased due to the issuance of $350 million of unsecured notes payable, higher average balances under the Company's line of credit, and an increase in mortgage loans payable as a result of the assumption of debt from various property acquisitions offset by a decrease due to the repayment of $100.0 million of bonds payable. Overall, the weighted average interest rate remained relatively constant in 2004 as compared with 2003. The Company's weighted average effective interest rate was 6.19% at December 31, 2004 as compared with 6.24% at December 31, 2003.

        Our general and administrative expenses, consisting primarily of salaries, incentive compensation, employee benefits, insurance and other corporate-level expenses increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. This increase resulted from higher salary and incentive compensation expense due to a larger workforce, including the retention of two additional senior officers responsible for joint venture initiatives and as corporate counsel, and the replacement of stock options to be issued to senior management by the issuance of additional restricted shares of substantially equal value. The Company also incurred higher expenses associated with being a public company, including compliance with the Sarbanes-Oxley Act. In addition, office expenses increased due to the Company's relocation of its corporate office in February 2004. These increased costs were partially offset by $1.3 million less severance costs for the year ended December 31, 2004 as compared with the year ended December 31, 2003.

Comparison of the year ended December 31, 2003 to year ended December 31, 2002

        The table below shows selected operating information for our Total Portfolio and the 153 properties acquired prior to January 1, 2002 that remained in our Total Portfolio through December 31, 2002 (which constitute the Same Property Portfolio for the years ended December 31, 2003 and 2002). Certain 2003 and 2002 amounts for the Total Portfolio have been reclassified to conform to the current presentation of discontinued operations (in thousands):

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change
Rental and recovery revenue:
Rentals	$198,656	$194,899	$3,757	1.9%	$226,757	$204,430	$22,327	10.9%
Percentage rent	3,875	5,074	(1,199)	(23.6)%	3,972	5,072	(1,100)	(21.7)%
Recoveries	59,869	59,817	52	0.1%	65,461	61,795	3,666	5.9%
Other property	1,629	2,044	(415)	(20.3)%	1,476	2,046	(570)	(27.9)%

Total rental and recovery revenue	264,029	261,834	2,195	0.8%	297,666	273,343	24,323	8.9%
Expenses:
Property operating expenses	40,205	37,427	2,778	7.4%	43,102	38,152	4,950	13.0%
Real estate taxes	39,661	39,039	622	1.6%	43,322	40,377	2,945	7.3%

Net operating income(*)	$184,163	$185,368	$(1,205)	(0.7)%	211,242	194,814	16,428	8.4%

Add:
Interest and other income					495	100	395	395.0%
Deduct:
Depreciation and amortization					78,548	69,601	8,947	12.9%
Interest					69,415	72,312	(2,897)	(4.0)%
General and administrative					20,965	23,351	(2,386)	(10.2)%
Loss on prepayment of debt					—	6,749	(6,749)	—

	Income before net gains				$42,809	$22,901	$19,908	86.9%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 66.

        The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of new leases and rollovers of existing tenants at higher rental rates and an increase in termination fees of $1.6 million. Although our actual occupancy on a same property basis declined to 91.7% as of December 31, 2003 from 93.3% as of December 31, 2002, this new leasing activity offset any loss of rental income related to (i) new vacancies and bankruptcies, primarily Ames, Kmart and Fleming and (ii) additional charges to bad debts of $0.6 million.

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

        Interest expense decreased due to lower average interest rates throughout the year as the Company's weighted average effective interest rate decreased to 6.24% at December 31, 2003 from 6.45% at December 31, 2002. This decrease was offset by an increase in mortgage loans payable as result of the assumption of debt from various property acquisitions.

        General and administrative expenses decreased primarily as a result of lower stock compensation expense incurred in 2003 than in 2002. During 2003, we incurred $6.6 million of stock compensation expense from the amortization of stock grants made by the Company in 2002 and 2003 and anticipated to be made by the Company in 2004, which included the reimbursement of taxes paid by one employee and $0.6 million of accelerated stock compensation expense in connection with the departure of a former senior officer. In 2003, we also incurred $1.1 million of additional compensation expense related to the departure of a former senior officer. During 2002, we incurred $11.0 million of stock compensation expense from the amortization of stock grants made by the Company, which included the reimbursement of taxes paid by two employees. Included in 2002 stock compensation expense was $6.8 million of expense incurred by us as a result of the accelerated vesting of all previously granted restricted shares upon completion of our IPO. Excluding stock compensation expense and severance costs, our general and administrative expenses, consisting primarily of salaries, incentive compensation, employee benefits, insurance and other corporate-level expenses increased by $0.9 million in 2003. This increase consisted primarily of higher salary and incentive compensation expense due to a larger workforce and higher expenses associated with being a public company for the entire 2003 fiscal year.

Liquidity and Capital Resources

        At December 31, 2004, we had $6.7 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        At December 31, 2004, we had $1.3 billion of indebtedness. This indebtedness has a weighted average interest rate of 6.19% with an average maturity of 5.0 years. As of December 31, 2004, our market capitalization was $2.8 billion, resulting in a debt-to-total market capitalization ratio of approximately 46.0%.

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

        We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $7.0 million, or $0.25 per square foot, for the year ended December 31, 2004. We have also incurred and expect to continue to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

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

        However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions in order to meet these distribution requirements, and we may need to borrow funds, most likely under our line of credit, to pay distributions in the future.

        Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company's line of credit facility. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities decreased to $123.0 million for the year ended December 31, 2004 from $148.7 million for the year ended December 31, 2003. The decrease in cash flows from operations is primarily attributable to the combined effect of a $15.6 million increase in accounts receivable due to the timing of completion of the annual reconciliation process and a $10.9 million increase in prepaid and other assets, offset by a $4.0 million increase in net income.

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

        As of December 31, 2004, the Company had six tenants operating under bankruptcy protection, the largest of which is Rhodes Furniture. The leases directly impacted by these bankruptcy filings totaled approximately 0.5% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2004. In addition, subsequent to December 31, 2004, one additional tenant, Winn-Dixie Stores Inc., representing 0.3% of our annualized base rent filed for bankruptcy protection.

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

        In June 2003, leases at four of our store locations aggregating 234,000 square feet were assumed by Fleming and assigned to Roundy's, Inc., as part of Roundy's acquisition of Rainbow Foods. In December 2003, a fifth lease was assumed by Knowlan's Food. A motion filed with the Bankrupcty Court to permit three leases to be assumed by Fleming and assigned to a third party independent grocer was allowed in September 2004. The two remaining leases, aggregating 95,000 square feet were rejected on March 25, 2004. During the fourth quarter of 2004, we sold one of the remaining Fleming locations and leased two other Fleming locations to a national tenant. We are actively pursuing tenants to lease the two remaining locations.

        Any future bankruptcies of tenants in our portfolio, particularly major or anchor tenants, may have additional negative impact on our operating results and cash flows.

Long-Term Liquidity Requirements

        Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, our credit facility, bridge financing, and through the issuance of debt and equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. In addition, we also intend to pursue additional capital for acquisitions through strategic joint ventures with institutional investors. However, there are certain factors that may have a material adverse effect on our access to these capital sources.

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

        In addition, our existing unsecured line of credit matures on April 29, 2005. In February 2005, we obtained a commitment to establish a new three-year, $350 million unsecured line of credit with Wachovia Bank, as agent. This new line of credit, which we expect to enter into shortly, will replace our existing unsecured credit facility. In the event we are unable to enter into this new line of credit on or before April 29, 2005, we would seek an extension of our existing line of credit for up to one year. In addition, in light of our investment grade credit ratings and prior capital markets activity, we believe there are sufficient alternative financing sources available to us to refinance our existing line of credit, including through a combination of one or more short-term bridge loans, public or private offerings of common stock, preferred stock or debt securities or the incurrence of additional indebtedness through secured or unsecured borrowings.

        Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of December 31, 2004. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

        Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Environmental Matters

        We currently have approximately eighteen properties in our portfolio that are undergoing or have been identified as requiring some form of remediation (including monitoring for compliance) to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our experience with properties in our portfolio, we believe the cost of remediation for contamination resulting from dry-cleaning pollutants will range from approximately $15,000 to $450,000 per property, and the cost of remediation for contamination from gasoline pollutants will range from approximately $15,000 to $100,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property.

        Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.1 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

        With respect to the remaining properties cited above not covered by the Net Realty Holding Trust indemnity, no clean-up activities are currently taking place and our requisite on-going responsibilities are to monitor those properties for compliance and to determine if any remediation or other action may be required in the future. We believe that the costs of monitoring these properties are not material, individually or in the aggregate, to our financial condition and we have established reserves for such costs.

Contractual Obligations, Contingent Liabilities, and Off-Balance Sheet Arrangements

        All of our indebtedness is disclosed in our consolidated financial statements, and the notes thereto, appearing elsewhere in this report. The following table summarizes our repayment obligations under our indebtedness outstanding as of December 31, 2004 (in thousands):

Debt Analysis

Property	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands of dollars)
Mortgage loans payable:
Franklin Square	$13,583	—	—	—	—	—	$13,583
Williamson Square	10,830	—	—	—	—	—	10,830
Riverchase Village Shopping Center	9,764	—	—	—	—	—	9,764
Meridian Village Plaza(1)	292	4,841	—	—	—	—	5,133
Spring Mall	120	8,021	—	—	—	—	8,141
Southport Centre	160	171	9,593	—	—	—	9,924
Long Meadow Commons(1)(2)	317	344	8,717	—	—	—	9,378
Innes Street Market	352	380	12,098	—	—	—	12,830
Southgate Shopping Center	110	119	2,166	—	—	—	2,395
Salem Consumer Square	456	505	560	8,763	—	—	10,284
St. Francis Plaza	191	207	225	243	—	—	866
Burlington Square(1)	192	209	227	224	12,743	—	13,595
Buckingham Place(1)	63	69	74	79	5,054	—	5,339
County Line Plaza(1)	205	222	240	256	16,002	—	16,925
Trinity Commons(1)	171	185	200	214	13,776	—	14,546
8 shopping centers, cross collateralized	1,705	1,843	1,993	2,154	72,132	—	79,827
Montgomery Commons(1)	79	86	94	100	102	7,334	7,795
Warminster Towne Center(1)	260	283	307	329	362	18,294	19,835
Clocktower Place(1)	121	132	144	154	171	11,838	12,560
545 Boylston Street and William J. McCarthy Building	655	711	772	838	910	30,896	34,782
29 shopping centers, cross collateralized	2,520	2,728	2,955	3,147	3,461	220,654	235,465
The Market of Wolf Creek III(1)	91	99	107	114	126	8,168	8,705
Spradlin Farm(1)	189	203	219	232	253	16,187	17,283
The Market of Wolf Creek I(1)	151	163	176	188	206	9,327	10,211
Berkshire Crossing	439	459	479	499	522	12,125	14,523
Grand Traverse Crossing	366	394	424	457	492	11,151	13,284
Salmon Run Plaza(1)	319	349	381	417	456	2,736	4,658
Elk Park Center	297	321	346	374	403	6,503	8,244
Grand Traverse Crossing—Wal-Mart	165	179	193	208	225	4,190	5,160
The Market of Wolf Creek II(1)	96	103	111	120	129	1,428	1,987
Montgomery Towne Center	382	393	307	335	364	5,262	7,043
Bedford Grove—Wal-Mart	152	164	178	191	207	3,175	4,067
Berkshire Crossing—Home Depot/Wal-Mart	239	258	278	300	324	5,218	6,617

Total mortgage loans payable	$45,032	24,141	43,564	19,936	128,420	374,486	$635,579

Unsecured notes payable(3)	—	1,490	—	100,000	150,000	200,000	451,490
Line of credit facility	196,000	—	—	—	—	—	196,000

Total indebtedness	$241,032	25,631	43,564	119,936	278,420	574,486	$1,283,069

(1)
The aggregate repayment amount of $635,579 does not reflect the unamortized mortgage loan premiums totaling $13,461 related to the assumption of fifteen mortgage loans with above-market contractual interest rates.

(2)
Property is encumbered by two mortgage loans maturing in July 2007.

(3)
The aggregate repayment amount of $451,490 does not reflect the unamortized original issue discounts of $1,727 related to the April and October 2004 bond issuances.

        The indebtedness described in the table above, including our line of credit, will require principal amortization and balloon payments, of $241 million in 2005. It is likely that we will not have sufficient funds on hand to repay these balloon amounts at maturity. We currently expect to refinance this debt by obtaining a new line of credit, through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings. We may also refinance future balloon payments through borrowings under our unsecured credit facility.

        As of December 31, 2004, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Construction contracts/tenant improvement obligations	$13,828	$—	$—	$—	$—	$—	$13,828
Ground leases	1,328	1,355	1,445	1,453	1,447	41,367	48,395
Office leases	1,029	1,144	1,146	1,149	1,266	6,101	11,835

Total	$16,185	$2,499	$2,591	$2,602	$2,713	$47,468	$74,058

        We have various existing service contracts with vendors and utility contracts related to our property management. We enter into these contracts in the ordinary course of business, which vary based on usage and may extend beyond one year. These contracts are generally for one year or less and include terms that provide for termination with insignificant or no cancellation penalties.

        We have entered into one off-balance sheet arrangement. During the second quarter of 2004, we entered into a joint venture agreement with a third party for the development and construction of a shopping center. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of the shopping center, which is estimated to occur in the spring of 2006, we may be required to purchase the third party's joint venture interest. The purchase price for this interest would be at the estimated fair market value. This contingent obligation is not reflected in the table above.

        The repayment obligations reflected in the above table do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan, which are more fully described in Note 13 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Annual Report, and which are not included in the above table. Funding requirements for retirement benefits after 2004 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

        We have fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension). As of December 31, 2004, $13.0 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of December 31, 2004 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Existing Line of Credit

        On April 29, 2002, the Company entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Our two operating partnerships are the borrowers under the line of credit and we, and certain of our other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At December 31, 2004, $196 million was outstanding under the line of credit.

        Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. The variable rate in effect at December 31, 2004, including the lender's margin of 105 basis points and borrowings outstanding at the base rate was 3.55%.

        We believe we are in compliance with all of the financial covenants under this line of credit. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

New Line of Credit

        In February 2005, we obtained a commitment to establish a three-year, $350 million unsecured line of credit with Wachovia Bank, as agent. Wachovia has agreed to use its "best efforts" to syndicate this line of credit. This new line of credit, which we expect to enter into shortly, will replace our existing unsecured credit facility, which matures on April 29, 2005. We intend to use this new line of credit principally to fund growth opportunities and for working capital purposes. This new line of credit will bear interest at a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, including a facility fee, depending upon our debt rating. Based on our current debt rating, we anticipate this new line of credit will bear interest at a floating rate over LIBOR of 100 basis points, including the facility fee.

        Our ability to enter into this new line of credit is subject to final approval and satisfactory completion by the lender of its due diligence and preparation and execution of an acceptable credit agreement. We cannot assure you that we will enter into this new line of credit or that Wachovia will be successful in syndicating this line of credit up to $350 million. In the event we are unable to enter into this new line of credit on or before April 29, 2005, we would seek an extension of our existing line of credit for up to one year. In addition, in light of our investment grade credit ratings and prior capital markets activity, we believe there are sufficient alternative financing sources available to us to refinance our existing line of credit, including through a combination of one or more short-term bridge loans, public or private offerings of common stock, preferred stock or debt securities or the incurrence of additional indebtedness through secured or unsecured borrowings.

Debt Offerings

Heritage Notes

        We have outstanding two series of unsecured notes. These notes were issued pursuant to the terms of two separate but substantially identical indentures we entered into with LaSalle National Bank, as trustee. These indentures contain various covenants, including covenants that restrict the amount of indebtedness that may be incurred by us and our subsidiaries. Specifically, for as long as the debt securities issued under these indentures are outstanding:

  •
  We are not permitted to incur additional indebtedness if the aggregate principal amount of all indebtedness of the Company and its subsidiaries would be greater than 60% of the total assets, as defined, of the Company and its subsidiaries.

  •
  We are not permitted to incur any indebtedness if the ratio of our consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

  •
  We are not permitted to incur additional indebtedness if, after giving effect to any additional indebtedness, the total secured indebtedness of the Company and its subsidiaries is greater than 40% of the total assets, as defined, of the Company and its subsidiaries.

  •
  We and our subsidiaries may not at any time own total unencumbered assets equal to less than 150% of the aggregate outstanding principal amount of unsecured indebtedness of the Company and its subsidiaries.

        These debt securities have been guaranteed by our two operating partnerships, Heritage OP and Bradley OP.

        Notes due 2009.    On October 15, 2004, we completed the issuance and sale of $150 million principal amount of 4.50% notes due 2009, or the 2009 Notes. The 2009 Notes bear interest at a rate of 4.50% and mature on October 15, 2009. The 2009 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        In August 2004, in anticipation of completing an unsecured debt financing, we entered into forward starting interest rate swaps with a total notional amount of $146.6 million. The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering. These forward swaps terminated subsequent to the pricing of the debt offering and we made a payment to the counterparties of $1.7 million in connection with the termination of these swaps.

        Notes due 2014.    On April 1, 2004, we completed the issuance and sale of $200 million principal amount of 5.125% notes due 2014, or the 2014 Notes. The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2014. The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        In March 2004, in anticipation of completing an unsecured debt financing, we entered into forward starting interest rate swaps with a total notional amount of $192.5 million. The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering. These forward swaps terminated subsequent to the pricing of the debt offering and we received a payment from the counterparties of $1.2 million in connection with the termination of these swaps.

        We believe we are in compliance with all applicable covenants.

Bradley Notes

        Prior to our acquisition of Bradley Real Estate, Inc. ("Bradley"), Bradley OP completed the sale of three series of senior, unsecured debt securities. We repaid in full one of these series of Bradley OP debt securities upon maturity in November 2004. These debt securities were issued pursuant to the terms of an indenture and three supplemental indentures entered into by Bradley OP with LaSalle National Bank, as trustee, beginning in 1997. The indenture and two supplemental indentures contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries which are owned directly or indirectly by Bradley OP. Specifically, for as long as these debt securities are outstanding:

  •
  Bradley OP is not permitted to incur additional indebtedness if the aggregate principal amount of all indebtedness of Bradley OP and its subsidiaries would be greater than 60% of the total assets, as defined, of Bradley OP and its subsidiaries.

  •
  Bradley OP is not permitted to incur any indebtedness if the ratio of Bradley OP's consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

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

        For purposes of these covenants, any indebtedness incurred by Heritage, Heritage OP or any of the Company's subsidiaries that are owned directly or indirectly by Heritage OP is not included as indebtedness of Bradley OP.

        Notes due 2006.    In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006, or the 2006 Notes. The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of December 31, 2004.

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

        We believe Bradley OP is in compliance with all applicable covenants.

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

Funds From Operations

        We calculate Funds from Operations in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts, referred to as NAREIT, and NAREIT's 1995 White Paper on Funds from Operations. The White Paper defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to, or are not indicative of, our operating performance, such as gains (or losses) from sales of real estate investments and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. However, FFO (i) should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and (iii) is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may differ from the methodology utilized by other equity REITs to calculate FFO and, therefore, may not be comparable to other REITs.

        The following table reflects the calculation of Funds from Operations and a reconciliation of Funds from Operations to net income, the most directly comparable GAAP measure, for the periods indicated (in thousands):

	Year Ended December 31,
	2004	2003	2002(*)
Net income	$44,708	$40,733	$14,443
Add (deduct):
Depreciation and amortization (real-estate related)
Continuing operations	87,869	77,931	69,498
Discontinued operations	314	416	—
Pro-rata share of unconsolidated joint venture depreciation	13	—	—
Net gains on sales of real estate investments and equipment	(3,986)	(2,683)	(3,308)
Preferred stock distributions	—	—	(14,302)
Accretion of redeemable equity	—	—	(328)

Funds from Operations	$128,918	$116,397	$66,003

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

The TJX Companies

        In July 1999, Bernard Cammarata became a member of our board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until June 1999. We received annualized base rent from the TJX Companies of $14.0 million in 2004, which represented approximately 5.5% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2004. TJX pays us rent in accordance with 51 written leases at our properties.

Ahold USA

        In July 1999, William M. Vaughn, III became a member of our board of directors. Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods, Bi-Lo, Bruno's and Stop & Shop. Mr. Vaughn is also a member of the Board of Trustees of our largest stockholder, Net Realty Holding Trust. We received annualized base rent from Ahold and its subsidiary companies of $2.3 million in 2004, which represented approximately 0.9% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2004. Ahold USA and its subsidiary companies pay us rent in accordance with 5 written leases at our properties. Subsequent to December 31, 2004, Ahold USA sold Bi-Lo and Bruno's representing $0.9 million of annualized base rent in 2004.

Equity Offering

        In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares. Net Realty Holding Trust exercised its contractual preemptive right and purchased approximately 40% of the shares we sold in the offering on the same terms as third parties purchased shares.

131 Dartmouth Street Joint Venture

        In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by us. We were issued this interest as part of a management arrangement with the joint venture pursuant to which we will manage the building. We have no ongoing capital contribution requirements with respect to this office building, which was completed in January 2003. The first tenants began occupying this office building in January 2004. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through December 31, 2004.

        In February 2004, we entered into an eleven-year lease with our joint venture with NETT for the lease of approximately 31,000 square feet of space and we moved our corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, which were negotiated on an arms-length basis, we began paying rent to the joint venture in February 2005. We pay $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2010 through 2014.

Boston Office Lease

        In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease by NETT of 14,400 square feet of space in an office building at 535 Boylston Street for its Boston offices. Net Realty Holding Trust assigned this lease to us as part of our formation. The current term of this lease expires on March 31, 2005 and under this lease, NETT pays us $648,000 per year in minimum rent. NETT has informed us that they are not renewing this lease.

Contingencies

Legal and Other Claims

        We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 41, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Recourse Loan Guarantees

        In addition to our unsecured line of credit and unsecured debt securities we and Bradley OP have issued, we have fully guaranteed the repayment of a $22 million construction loan obtained by our Lakes Crossing joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension).

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

New Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Compensation ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company's results of operations, financial position, or liquidity.

        In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's results of operations, financial position, or liquidity.

Net Operating Income

        Net operating income, or "NOI," is a non-GAAP financial measure equal to net income available to common shareholders (the most directly comparable GAAP financial measure), plus accretion of redeemable equity, preferred stock distributions, income allocated to minority interests in Bradley OP, net derivative losses (gains), losses from prepayment of debt, general and administrative expense, depreciation and amortization, and interest expense, less income from discontinued operations, gains (losses) on sales of real estate investments and marketable securities, interest and other income, preferred stock distributions and accretion of redeemable equity.

        We use NOI internally, and believe NOI provides useful information to investors, as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

        The following sets forth a reconciliation of NOI to net income available to common shareholders for the fiscal years 2000 through 2004 (dollars in thousands).

	Years ended December 31,
	2004	2003	2002	2001	2000
Net operating income	$231,020	$211,242	$194,814	$177,113	$99,239
Add:
Interest and other	1,079	495	100	298	2,117
Gain on sale of marketable securities	529	—	—	—	—
Gains on sales of real estate investments	28	—	2,924	4,159	1,890
Income from discontinued operations	696	2,154	2,872	3,004	1,287
Gains on sales of discontinued operations	3,958	2,683	384	—	—
Net derivative gains	—	—	—	986	—
Deduct:
Depreciation and amortization	88,678	78,548	69,601	63,686	34,699
Interest	77,269	69,415	72,312	90,342	35,517
General and administrative	24,214	20,965	23,351	12,640	8,274
Loss on prepayment of debt	—	—	6,749	—	—
Income allocated to exchangeable limited partnership units	265	257	216	—	—
Income allocated to Series B and C Preferred Units	2,176	6,656	6,656	6,656	1,941
Net derivative losses	—	—	7,766	—	—

Net income	44,708	40,733	14,443	12,236	24,102
Deduct:
Preferred stock distributions	—	—	14,302	43,345	38,410
Accretion of redeemable equity	—	—	328	995	329

Net income (loss) attributable to common shareholders	$44,708	$40,733	$(187)	$(32,104)	$(14,637)

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

        The following table presents our fixed rate debt obligations, at their carrying values, sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2005	2006	2007	2008	2009	2010+	Total	Estimated Fair Value	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$44,593	$23,682	$43,085	$19,437	$127,898	$362,361	$621,056	$670,669	7.46%
Variable rate	439	459	479	499	522	12,125	14,523	14,523	4.28%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	460,120	5.66%
Variable rate	196,000	—	—	—	—	—	196,000	196,000	3.55%

Total	$241,032	$25,631	$43,564	$119,936	$278,420	$574,486	$1,283,069	$1,341,312	6.19%

        If market rates of interest on our variable rate debt outstanding at December 31, 2004 increase by 10%, or 36 basis points, the increase in interest expense would decrease future earnings and cash flows by $0.8 million annually.

        We were not a party to any hedging agreements with respect to our floating rate debt as of December 31, 2004. We have, in the past, used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium-and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2004 in relation to total assets and our total market capitalization.

Item 8: Financial Statements

        See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1 of this Form 10-K

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

        No change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B: Other Information

        None.

PART III

Item 10: Directors and Executive Officers of the Registrant

        The information contained in the sections captioned "Proposal One: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

Item 11: Executive Compensation

        The information contained in the sections captioned "Proposal One: Election of Directors" and "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

        The following table summarizes the equity compensation plans under which common stock may be issued as of December 31, 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,724,418	(1)	$25.60	(2)	1,668,313
Equity compensation plans not approved by stockholders	—		—		—

Total	2,724,418		$25.60		1,668,313

(1)
Of the 2,724,418 shares to be issued upon exercise of outstanding options, warrants, or rights, (a) 2,418,418 are subject to outstanding stock options, and (b) 306,000 have been issued as restricted stock awards.

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

PART IV

Item 15: Exhibits and Financial Statement Schedules

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
4.3	(Intentionally omitted)
4.4	Supplemental Indenture No. 2, dated as of January 28, 1998, between Bradley Operating Limited Partnership and LaSalle National Bank(1)
4.5	Supplemental Indenture No. 3, dated as of March 10, 2000, between Bradley Operating Limited Partnership and LaSalle National Bank(1)
4.6	Supplemental Indenture No. 4, dated as of May , 2004, between Bradley Operating Limited Partnership and LaSalle National Bank(8)
4.7
Indenture, dated as of April 1, 2004, by and between Heritage Property Investment Trust, Inc., Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and LaSalle National Bank relating to 5.125% Notes due 2014 of Heritage Property Investment Trust, Inc.(8)
4.8	Form of 5.125% Note due 2014 (Included in Exhibit 4.7)(8)
4.9	Guarantee of 5.125% Notes due 2014, dated as of April 1, 2004, by Heritage Property Investment Limited Partnership(8)
4.10	Guarantee of 5.125% Notes due 2014, dated as of April 1, 2004, by Bradley Operating Limited Partnership(8)
4.11
Registration Rights Agreement, dated as of April 1, 2004, by and between Heritage Property Investment Trust, Inc., Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and the Initial Purchasers relating to 5.125% Notes due 2014 and Guarantees of 5.125% Notes due 2014(8)
4.12
Indenture, dated as of October 15, 2004, by and between Heritage Property Investment Trust, Inc,, Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and LaSalle National Bank relating to 4.50% Notes due 2009 of Heritage Property Investment Trust, Inc.(10)
4.13	Form of 4.50% Note due 2009 (Included in Exhibit 4.12)

4.14	Guarantee of 4.50% Notes due 2009, dated as of October 15, 2004, by Heritage Property Investment Limited Partnership(10)
4.15	Guarantee of 4.50% Notes due 2009, dated as of October 15, 2004, by Bradley Operating Limited Partnership(10)
4.16
Registration Rights Agreement, dated as of October 15, 2004, by and between Heritage Property Investment Trust, Inc., Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and the Initial Purchasers relating to 4.50% Notes due 2009 and Guarantees of 4.50% Notes due 2009(10)
10.1	Amended and Restated Limited Partnership Agreement of Heritage Property Investment Limited Partnership, dated as of April 29, 2003(1)
10.2	Second Amended and Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership dated as of September 2, 1997(1)
10.3	(Intentionally omitted)
10.4	(Intentionally omitted)
10.5	(Intentionally omitted)
10.6	Amendment, dated as of September 18, 2000, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)
10.7	Amendment, dated as of April 29, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)
10.8	Amendment, dated as of May 17, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(2)
10.9†	Amended and Restated 2000 Equity Incentive Plan, as amended(7)
10.10†	Form of restricted stock and stock option agreements(1)
10.11†	Supplemental Executive Retirement Plan(1)
10.12
Revolving Credit and Guaranty Agreement, dated as of April 29, 2002, among Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership, Heritage Property Investment Trust, Inc. and the lending institutions named therein(2)
10.13	Loan Agreement, dated as of September 18, 2000, between Heritage SPE LLC and Prudential Mortgage Capital Company, LLC(1)
10.14	Promissory Note, dated as of December 14, 1999, by and among Heritage Property Investment Limited Partnership, NH Heritage Limited Partnership and Metropolitan Life Insurance Company, as amended(1)
10.15	Promissory Note, dated as of September 13, 2000, by Heritage Property Investment Limited Partnership in favor of The Variable Annuity Life Insurance Company(1)
10.16†	Employment Agreement with Thomas C. Prendergast, President and Chief Executive Officer, as amended by the First Amendment, dated as of April 3, 2000(1)
10.17†	Amendment, dated July 24, 2002, to Employment Agreement with Thomas C. Prendergast(3)

10.18†
Change in Control/Severance Agreements with Bruce Anderson, Vice President, Acquisitions, Stephen Faberman, Vice President, Corporate Counsel, David Gaw, Senior Vice President, Chief Financial Officer, Patrick O'Sullivan, Vice President, Finance and Accounting, Robert Prendergast, Senior Vice President, Chief Operating Officer, Barry Rodenstein, Vice President, Leasing, David Sweetser, Vice President, Property Management, Construction and Business Development, and Louis Zicht, Vice President, General Counsel(9)
10.19	PIMS Indemnification Letter, dated as of July 9, 1999, by and between Heritage Property Investment Trust, Inc. and Prudential Investment Management Services, LLC(1)
10.20†	Separation Agreement dated as of June 16, 2003, between Heritage Property Investment Trust, Inc. and Gary Widett, former Senior Vice President and Chief Operating Officer(4)
10.21	Second Amended and Restated Stockholders Agreement, by and among Heritage Property Investment Trust, Inc., Net Realty Holding Trust and The Prudential Insurance Company of America(5)
10.22
Registration Rights, Lock-Up and Redemption Agreement, dated as of May 17, 2002, by and among Heritage Property Investment Trust, Inc., Bradley Operating Limited Partnership and the holders named therein(6)
10.23†	Separation Agreement dated as of April 28, 2004, between Heritage Property Investment Trust, Inc. and Mary Kate Herron, former Vice President, Lease Management(9)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.
32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

†
Denotes a management contract or compensatory plan, contract or arrangement.

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-69118).

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(3)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(5)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-109538)

(6)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-109537)

(7)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003

(8)
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-116298)

(9)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 12, 2004

(10)
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-121578)

Reports on Form 8-K.

        On October 1, 2004, the Company filed an amended Current Report on Form 8-K to correct certain clerical errors contained in a Current Report on Form 8-K filed on September 15, 2004.

        On October 12, 2004, the Company filed a Current Report on Form 8-K with respect to severance agreements previously entered into by the Company with its senior officers.

        On October 12, 2004, the Company filed a Current Report on Form 8-K to correct certain clerical errors contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

        On October 13, 2004, the Company filed a Current Report on Form 8-K with respect to its execution of a purchase agreement to sell $150 million of its unsecured Notes due 2009.

        On October 15, 2004, the Company filed a Current Report on Form 8-K with respect to the completion of its issuance and sale of $150 million unsecured Notes due 2009.

        On November 2, 2004, the Company furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of the Company's Press Release, dated November 2, 2004, as well as supplemental operating and financial data regarding the Company for the third quarter of 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
	By:	/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast President and Chief Executive Officer
Dated: March 10, 2005

        Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast	President and Chief Executive Officer, Director (principal executive officer)	March 10, 2005
/s/ DAVID G. GAW David G. Gaw	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 10, 2005
/s/ PATRICK H. O'SULLIVAN Patrick H. O'Sullivan	Vice President, Finance and Accounting and Assistant Treasurer (principal accounting officer)	March 10, 2005
/s/ JOSEPH L. BARRY Joseph L. Barry	Director	March 10, 2005
/s/ BERNARD CAMMARATA Bernard Cammarata	Director	March 10, 2005
/s/ RICHARD C. GARRISON Richard C. Garrison	Director	March 10, 2005

/s/ MICHAEL J. JOYCE Michael J. Joyce	Director	March 10, 2005
/s/ DAVID W. LAUGHTON David W. Laughton	Director	March 10, 2005
/s/ KEVIN C. PHELAN Kevin C. Phelan	Director	March 10, 2005
/s/ KENNETH K. QUIGLEY, JR. Kenneth K. Quigley, Jr.	Director	March 10, 2005
/s/ RICH REARDON Rich Reardon	Director	March 10, 2005
/s/ WILLIAM M. VAUGHN William M. Vaughn	Director	March 10, 2005
/s/ ROBERT J. WATSON Robert J. Watson	Director	March 10, 2005

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Heritage Property Investment Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d -15(f) under the Securities Exchange Act of 1934. Heritage Property Investment Trust, Inc.'s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Heritage Property Investment Trust, Inc.;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

  •
  provide reasonable assurance that receipts and expenditures of Heritage Property Investment Trust, Inc. are being made only in accordance with authorizations of management and directors of Heritage Property Investment Trust, Inc.; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements of Heritage Property Investment Trust, Inc.

        Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of Heritage Property Investment Trust, Inc.'s internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of Heritage Property Investment Trust, Inc.'s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on its assessment, management determined that, as of December 31, 2004, Heritage Property Investment Trust, Inc. maintained effective internal control over financial reporting.

        KPMG LLP, an independent registered public accounting firm that audited and reported on the consolidated financial statements of Heritage Property Investment Trust, Inc. included in this report, has issued an attestation report on management's assessment of internal control over financial reporting. This attestation report appears on page F-4 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heritage Property Investment Trust, Inc.:

        We have audited the accompanying consolidated balance sheets of Heritage Property Investment Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III listed in the accompanying index to consolidated financial statements and financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heritage Property Investment Trust, Inc.:

        We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Heritage Property Investment Trust, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and the financial statement schedule III listed in the index to the consolidated financial statements and financial statement schedule as of December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP

Boston, Massachusetts
March 7, 2005

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except for share amounts)

	2004	2003
Assets
Real estate investments, net	$2,222,638	$2,157,232
Cash and cash equivalents	6,720	5,464
Accounts receivable, net of allowance for doubtful accounts of $9,583 in 2004 and $8,770 in 2003	41,148	25,514
Prepaids and other assets	24,488	13,608
Investment in unconsolidated joint venture	3,406	—
Deferred financing and leasing costs	54,150	25,757

Total assets	$2,352,550	$2,227,575

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$649,040	$632,965
Unsecured notes payable	449,763	201,490
Line of credit facility	196,000	243,000
Accrued expenses and other liabilities	95,989	82,115
Accrued distributions	24,915	24,438

Total liabilities	1,415,707	1,184,008

Commitments and contingencies	—	—
Series B Preferred Units	—	50,000
Series C Preferred Units	—	25,000
Exchangeable limited partnership units	13,110	7,670
Other minority interest	2,425	2,425

Total minority interests	15,535	85,095

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 46,934,285 and 46,208,574 shares issued and outstanding at December 31, 2004 and 2003, respectively	47	46
Additional paid-in capital	1,154,360	1,136,516
Cumulative distributions in excess of net income	(229,818)	(176,267)
Unearned compensation	(2,775)	(1,823)
Other comprehensive loss	(506)	—

Total shareholders' equity	921,308	958,472

Total liabilities and shareholders' equity	$2,352,550	$2,227,575

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

(In thousands, except per-share data)

	2004	2003	2002
Revenue:
Rentals and recoveries	$325,947	$297,666	$273,343
Interest and other	1,079	495	100

Total revenue	327,026	298,161	273,443

Expenses:
Property operating expenses	45,954	43,102	38,152
Real estate taxes	48,973	43,322	40,377
Depreciation and amortization	88,678	78,548	69,601
Interest	77,269	69,415	72,312
General and administrative	24,214	20,965	23,351
Loss on prepayment of debt	—	—	6,749

Total expenses	285,088	255,352	250,542

Income before gain on sales of marketable securities, real estate investments, and net derivative losses	41,938	42,809	22,901
Gain on sale of marketable securities	529	—	—
Gains on sales of real estate investments	28	—	2,924
Net derivative losses	—	—	(7,766)

Income before allocation to minority interests	42,495	42,809	18,059
Income allocated to Series B and C Preferred Units	(2,176)	(6,656)	(6,656)
Income allocated to exchangeable limited partnership units	(265)	(257)	(216)

Income before discontinued operations	40,054	35,896	11,187

Discontinued operations:
Income from discontinued operations	696	2,154	2,872
Gains on sales of discontinued operations	3,958	2,683	384

Income from discontinued operations	4,654	4,837	3,256

Net income	44,708	40,733	14,443
Preferred stock distributions	—	—	(14,302)
Accretion of redeemable equity	—	—	(328)

Net income (loss) attributable to common shareholders	$44,708	$40,733	$(187)

Basic per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.86	$0.86	$(0.11)
Income from discontinued operations	0.10	0.11	0.10

Income (loss) attributable to common shareholders	$0.96	$0.97	$(0.01)

Weighted average common shares outstanding	46,686	41,963	30,257

Diluted per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.85	$0.85	$(0.11)
Income from discontinued operations	0.10	0.11	0.10

Income (loss) attributable to common shareholders	$0.95	$0.96	$(0.01)

Weighted average common and common equivalent shares outstanding	47,393	42,536	30,257

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Net income (loss) attributable to common shareholders	$44,708	$40,733	$(187)
Other comprehensive income (loss):
Net realized loss from settlements of cash flow hedges	(487)	—	—
Unrealized gain on cash flow hedges	—	—	1,177
Reclassification adjustments for amortization of net realized loss of cash flow hedges	(19)	—	—
Reclassification adjustments for net realized loss from termination of interest rate collar	—	—	7,565
Unrealized holding gains on marketable securities	529	—	—
Reclassification adjustment for realized gain from sale of marketable securities	(529)	—	—

Total other comprehensive income (loss)	(506)	—	8,742

Comprehensive income	$44,202	$40,733	$8,555

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Changes in Shareholders' Equity

Years ended December 31, 2004, 2003 and 2002

(In thousands, except per-share data)

	Series A Cumulative Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$16	$6	$553,726	$(55,435)	$(2,103)	$(8,742)	$487,468
Net income	—	—	—	14,443	—	—	14,443
Other comprehensive income:
Unrealized derivative gains:
Effective portion of interest rate collar for the period from Jan. 1, 2002 - Apr. 29, 2002	—	—	—	—	—	1,177	1,177
Reclassification adjustment to earnings for realized loss on termination of interest rate collar	—	—	—	—	—	7,565	7,565

Issuance of common stock	—	14	352,000	—	—	—	352,014
Equity issuance costs	—	—	(29,527)	—	—	—	(29,527)
Conversion of preferred stock to common stock	(16)	16	—	—	—	—	—
Accretion of redeemable equity	—	—	(328)	—	—	—	(328)
Conversion of redeemable equity to common stock	—	6	123,416	—	—	—	123,422
Preferred stock distributions ($0.70 per share)	—	—	—	(14,302)	—	—	(14,302)
Common stock distributions ($1.89 per share)	—	—	—	(71,509)	—	—	(71,509)
Issuance of restricted stock	—	—	6,379	—	(6,379)	—	—
Compensation expense associated with restricted stock plans	—	—	750	—	7,435	—	8,185

Balance at December 31, 2002	—	42	1,006,416	(126,803)	(1,047)	—	878,608
Net income	—	—	—	40,733	—	—	40,733
Issuance of common stock	—	4	126,424	—	—	—	126,428
Equity issuance costs	—	—	(3,375)	—	—	—	(3,375)
Common stock distributions ($2.10 per share)	—	—	—	(90,197)	—	—	(90,197)
Amendment of warrants	—	—	86	—	—	—	86
Issuance of restricted stock	—	—	6,183	—	(5,993)	—	190
Compensation expense associated with restricted stock plans	—	—	782	—	5,217	—	5,999

Balance at December 31, 2003	—	46	1,136,516	(176,267)	(1,823)	—	958,472
Net income	—	—	—	44,708	—	—	44,708
Issuance of common stock	—	1	9,982	—	—	—	9,983
Equity issuance costs	—	—	(114)	—	—	—	(114)
Repurchase of common stock	—	—	(34)	—	—	—	(34)
Common stock distributions ($2.10 per share)	—	—	—	(98,259)	—	—	(98,259)
Conversion of operating partnership units to common stock	—	—	171	—	—	—	171
Issuance of restricted stock	—	—	6,556	—	(6,302)	—	254
Compensation expense associated with restricted stock plans	—	—	1,283	—	5,350	—	6,633
Realized loss from settlement of cash flow hedges, net	—	—	—	—	—	(487)	(487)
Net reclassification adjustments for amortization of realized loss of cash flow hedges, net	—	—	—	—	—	(19)	(19)
Unrealized holding gains on marketable securities	—	—	—	—	—	529	529
Reclassification adjustment for realized gain from sale of marketable securities	—	—	—	—	—	(529)	(529)

Balance at December 31, 2004	$—	$47	$1,154,360	$(229,818)	$(2,775)	$(506)	$921,308

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$44,708	$40,733	$14,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,992	78,964	70,023
Amortization of deferred debt financing costs	2,057	2,066	2,898
Amortization of debt premiums and discount	(1,601)	(821)	—
Amortization of effective portion of interest rate swap	(19)	—	—
Compensation expense associated with stock plans, including acceleration of unvested stock options	6,632	6,085	8,185
Net gains on sales of real estate investments and equipment	(3,986)	(2,683)	(3,308)
Gain on sale of marketable securities	(529)	—	—
Net derivative losses (gains)	—	—	7,766
Loss on prepayment of debt	—	—	6,730
Income allocated to Series B and C preferred units	2,176	6,656	6,656
Income allocated to minority interests	265	257	235
Changes in operating assets and liabilities	(15,653)	17,431	7,544

Net cash provided by operating activities	123,042	148,688	121,172

Cash flows from investing activities:
Net cash used for acquisition of Bradley	—	—	(220)
Expenditures for investment in joint venture	(3,321)	—	—
Investment in mortgage loan receivable	(9,188)	—	—
Repayment of mortgage loan receivable	9,188	—	—
Acquisitions and additions to real estate investments	(141,416)	(174,931)	(134,449)
Net proceeds from sales of real estate investments	29,848	15,528	10,400
Proceeds from sale of marketable securities	1,101	—	—
Expenditures for capitalized leasing commissions	(6,403)	(4,933)	(4,292)
Expenditures for furniture, fixtures and equipment	(1,924)	(795)	(696)

Net cash used by investing activities	(122,115)	(165,131)	(129,257)

Cash flows from financing activities:
Proceeds from mortgage loans payable	—	—	4,599
Repayments of mortgage loans payable	(31,098)	(16,390)	(22,339)
Proceeds from unsecured notes payable	348,138	—	—
Repayments of unsecured notes payable	(100,000)	—	—
Proceeds from draws under line of credit facility	413,000	134,000	373,000
Repayments of draws under line of credit facility	(460,000)	(125,000)	(482,000)
Proceeds from interest swap termination	1,185	—	—
Payment for interest swap termination	(1,672)	—	—
Interest rate collar termination payment	—	—	(6,788)
Repayment of subordinated debt to related party	—	—	(100,000)
Distributions paid to exchangeable limited partnership unit holders	(807)	(715)	(290)
Distributions paid to Series B and C preferred unit holders	(2,176)	(6,656)	(6,656)
Redemption of Series B and C Preferred Units	(75,000)	—	—
Preferred stock distributions paid	—	—	(25,109)
Common stock distributions paid	(97,784)	(87,727)	(50,953)
Expenditures for debt financing costs	(3,205)	(180)	(3,902)
Expenditures for issuance of common stock	(201)	(3,320)	(28,146)
Proceeds from issuance of common stock	9,983	126,428	352,014
Repurchase of common stock	(34)	—	—

Net cash provided (used) by financing activities	329	20,440	3,430

Net (decrease) increase in cash and cash equivalents	1,256	3,997	(4,655)
Cash and cash equivalents:
Beginning of year	5,464	1,467	6,122

End of year	$6,720	$5,464	$1,467

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004, 2003 and 2002

1. Organization

Background

        Heritage Property Investment Trust, Inc. ("Heritage" or the "Company") is a Maryland corporation organized as a real estate investment trust ("REIT"). Heritage was formed on July 1, 1999 and commenced operations on July 9, 1999 through the contribution of $550 million of real estate investments and related assets, net of liabilities, by Net Realty Holding Trust, a wholly-owned subsidiary of the New England Teamsters & Trucking Industry Pension Fund ("NETT"), and $25 million of cash from the Prudential Insurance Company of America ("Prudential"). Heritage qualifies as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

        Heritage is a fully-integrated, self-administered and self-managed REIT and is focused on the acquisition, ownership, management, leasing and redevelopment of primarily grocer-anchored neighborhood and community shopping centers principally in the Eastern and Midwestern United States. In 2003, the Company expanded its operations to include the Southwestern U.S. with its Trademark Portfolio Acquisition consisting of 8 properties. At December 31, 2004, the Company owned 164 shopping centers and three office buildings.

        Heritage Property Investment Limited Partnership ("Heritage OP") and Bradley Operating Limited Partnership ("Bradley OP") are subsidiaries through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of December 31, 2004, the Company owned directly or indirectly all of the ownership interests in the Heritage OP and approximately 98.5% of the voting interests in the Bradley OP, and is the sole general partner of Heritage OP and through a wholly owned subsidiary, of Bradley OP. This structure is commonly referred to as an umbrella partnership REIT or UPREIT.

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

Issuance of Public Equity

        In December 2003, the Company completed a secondary public offering of its common stock and sold a total of 3,932,736 shares, including the underwriter's over-allotment of 432,736 shares, at a net price of $28.27 per share. The net proceeds of $111 million from this offering were used to repay indebtedness, including the $60 million bridge loan incurred in connection with the Trademark Portfolio

Acquisition. The Company's two largest stockholders at the time, Net Realty Holding Trust, a subsidiary of NETT, and Prudential, also took part in the offering. Prudential sold approximately $61 million of stock in the offering, reducing its then ownership percentage to approximately 6.6%. In addition, NETT exercised its contractual preemptive right and purchased approximately 40%, or $44 million, of the shares sold in the offering.

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

        Management considers certain estimates and assumptions to be most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most subjective judgments, to form the basis for the accounting policies deemed to be most critical to the Company. These critical estimates and assumptions include the useful lives used to calculate depreciation and amortization expense on real estate investments, judgments regarding the recoverability or impairment of each real estate investment, estimates regarding the recoverability of certain operating expenses, judgments regarding the ultimate collectibility of accounts receivable, and assumptions used in accounting for and disclosures of the Company's interest rate hedging activities.

        If the useful lives of real estate investments were different, future operating results would be affected. Future adverse changes in market conditions or poor operating results could result in an inability to recover real estate investment carrying values that may not be reflected in current carrying values and could require an impairment charge in the future. Future adverse changes in market conditions could also impact the Company's tenants thereby impacting the adequacy of the allowance for doubtful accounts receivable. If the methodologies and assumptions used to estimate the fair value of the Company's interest rate hedging instruments or to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income, and amounts expected to be recognized in earnings in the future could be affected.

        The consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Real Estate Investments

        Real estate investments contributed in July 1999 were recorded at the carry-over basis of the Company's predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in the

Bradley acquisition in 2000 are recorded at cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs.

        Real estate investments held for sale are carried at the lower of carrying amount or fair value less costs to sell. Depreciation and amortization are suspended during the period a property is held for sale. There were no properties classified as held for sale at December 31, 2004 or 2003.

        Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144") requires the Company to periodically perform reviews of its properties to determine if their carrying amounts will be recovered from future operating cash flows. If the Company determines that impairment has occurred, those assets shall be reduced to their fair value. No such impairment losses have been recognized to date.

        In addition, SFAS No. 144 retains the basic provisions of Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presenting discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS No. 144 on January 1, 2002 and accordingly, the operating results of real estate sold during the years ended December 31, 2004 and 2003, have been reclassified and reported as discontinued operations for the years ended December 31, 2004, 2003 and 2002.

        The Company applies Statement of Financial Accounting Standards No. 141, Business Combinations, to property acquisitions. Accordingly, under the guidance provided by SFAS No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets and identified intangible assets and liabilities. Identified intangible assets and liabilities may consist of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

        The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions consummated to date. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. For the years ended December 31, 2004 and 2003, the Company recognized upon acquisition, additional intangible assets and liabilities as follows:

	2004	2003
Assets:
Acquired in-place lease value	$25,607	$9,955
Acquired above market leases	1,548	—
Liabilities:
Acquired below market leases	$2,419	—

        The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2.5 million, $0.2 million and $0 during the years ended December 31, 2004, 2003, and 2002, respectively. Amortization of $0.1 million, $0, and $0, pertaining to acquired above market leases was applied as a reduction of rental income during the years ended December 31, 2004, 2003, and 2002, respectively. Amortization of $0.2 million, $0, and $0, pertaining to acquired below market leases was applied as an increase to rental income during the years ended December 31, 2004, 2003, and 2002, respectively.

        The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter
Amortization expense:
Acquired in-place lease value	$5,346	$5,346	$5,293	$4,701	$4,701	$7,474
Adjustments to rental income:
Acquired above market leases	$(146)	$(146)	$(146)	$(144)	$(143)	$(733)
Acquired below market leases	344	323	222	183	183	1,004

Net adjustment to rental income	$198	$177	$76	$39	$40	$271

        Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred and amounted to $6.6 million, $6.3 million and $6.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Upon sale or other disposition of the real estate investment, the cost and related accumulated depreciation and amortization are removed and the resulting gain or loss, if any, is reflected in income from discontinued operations. Interest on significant construction projects is capitalized as part of the cost of real estate investments. Interest capitalized for the years ended December 31, 2004, 2003 and 2002 was $0.2 million, $0, and $0.2 million, respectively.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash in banks and short-term investments with maturities at the date of purchase of three months or less. The majority of the Company's cash and cash equivalents are held at major commercial banks. The Company has not experienced any losses on its invested cash.

Marketable Securities

        The Company received shares of a publicly traded company during 2004 in settlement of the rejection of certain leases in connection with bankruptcy proceedings of the publicly traded company. The Company accounts for investments in securities of publicly traded companies in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Investments, and classified the securities as available-for-sale. The Company recorded a gain on sale of approximately $0.5 million from the sale of all of these securities during the year ended December 31, 2004.

Deferred Leasing and Financing Costs and Other Assets

        Deferred leasing and financing costs and other assets include costs incurred in connection with securing financing for, or leasing space in, the Company's real estate investments. Such charges are capitalized and amortized over the terms of the related financing or lease agreements. Unamortized deferred charges are charged to expense upon prepayment of the financing or early termination of the related lease.

        The Company capitalizes internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. These costs amounted to $3.6 million and $2.9 million during the years ended December 31, 2004 and 2003, respectively.

Investments in Unconsolidated Joint Venture

        Upon entering into a joint venture agreement, the Company assesses whether the joint venture is considered a variable interest entity in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). The Company has no interests in variable interest entities as of December 31, 2004. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures ("SOP No. 78-9") and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

        As of December 31, 2004, the Company accounts for its sole joint venture under the equity method of accounting because it exercises significant influence over, but does not control, this entity. This investment was recorded initially at cost, as Investment in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the Company's allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as other income. The Company's allocation of joint venture income or loss follows the joint venture's distribution priorities.

        In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint ventures relating solely to the extent of the outside partner's interest.

Revenue Recognition

        Management has determined that all of the Company's leases with its various tenants are operating leases. Rental income from such leases with scheduled rent increases is recognized using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions amounted to $21.1 million and $16.5 million at December 31, 2004 and 2003, respectively, and is included in accounts receivable, net of allowance for doubtful accounts. Rental revenue recognized over cash received is included in revenue from rental and recoveries for the years ended December 31, 2004, 2003 and 2002 and amounted to $5.2 million, $6.0 million and $4.2 million, respectively.

        Leases for both retail and office space generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such recoveries revenue is recorded based on management's estimate of its recovery of certain operating expenses and real estate tax expenses pursuant to the terms contained in related leases. In addition, certain of the Company's operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until such specified targets are met. Reimbursements for both operating expenses and real estate taxes as well as contingent rental income during the years ended December 31, 2004, 2003 and 2002 were $79.3 million, $71.3 million and $68.1 million, respectively. These items are included in revenue from rentals and recoveries in the consolidated statements of operations.

        The Company makes estimates of the uncollectibility of its accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. These estimates have a direct impact on the Company's net income.

        Allowances for uncollectible receivables are charged against revenue from rentals and recoveries and amounted to $2.8 million, $4.8 million and $3.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Gain Recognition on Sale of Real Estate

        The Company performs evaluations of each real estate sale to determine if full gain recognition is appropriate in accordance with SFAS No. 66, Accounting for Sales of Real Estate. The application of SFAS No. 66 can be complex and requires the Company to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser's investment in the property being sold, whether the Company's receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of the Company's continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, the Company accounts for the sale under an appropriate deferral method.

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

        The fair value of the Company's fixed rate mortgage loans and unsecured notes payable, which is based on estimates made by management for rates currently prevailing for comparable loans and notes of comparable maturities, exceeds the aggregate carrying value by approximately $47 million and

$47 million at December 31, 2004 and 2003, respectively. The Company's line of credit facility is at variable rates, resulting in a carrying value that approximates fair value at December 31, 2004 and 2003.

Hedging Activities

        From time to time, the Company uses derivative financial instruments to limit its exposure to changes in interest rates. The Company was not a party to any hedging agreement with respect to its floating rate debt as of December 31, 2004 or 2003. The Company has in the past used derivative financial instruments to manage, or hedge, interest rate risks related to its borrowings, from lines of credit to medium and long-term financings. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. The Company does not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        If interest rate assumptions and other factors used to estimate a derivative's fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Stock-Based Compensation

        The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, during the year ended December 31, 2002. At December 31, 2004 and 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock option grants is reflected in the Company's reported results, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per-share data):

	Year ended December 31,
	2004	2003	2002
Net income (loss) attributable to common shareholders, as reported	$44,708	$40,733	$(187)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	744	619	403
Pro forma net income (loss) attributable to common shareholders	$43,964	$40,114	$(590)
Income (loss) per share:
Basic—as reported	$0.96	$0.97	$(0.01)
Basic—pro forma	$0.94	$0.96	$(0.02)
Diluted—as reported	$0.95	$0.96	$(0.01)
Diluted—pro forma	$0.93	$0.95	$(0.02)

Earnings Per Share

        In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share is computed by dividing net income attributable to common shareholders (defined as net income less paid and accrued preferred stock distributions and accretion of redeemable equity) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and shared in the earnings of the Company.

Income Taxes

        The Company has elected to be treated as a REIT under the Internal Revenue Code. In order to qualify as a REIT for income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company's policy to distribute 100% of its taxable income to shareholders; accordingly, no provision has been made for federal income taxes.

Reclassifications

        Certain prior year balances have been reclassified to conform to the current year presentation.

3. Real Estate Investments

Summary

        A summary of real estate investments follows as of December 31 (in thousands):

	2004	2003
Land	$360,643	$345,618
Land improvements	196,155	187,799
Buildings and improvements	1,894,101	1,808,759
Tenant improvements	64,241	46,972
Improvements in process	25,701	10,825

	2,540,841	2,399,973
Accumulated depreciation and amortization	(318,203)	(242,741)

Net carrying value	$2,222,638	$2,157,232

Acquisitions

        During the year ended December 31, 2004, the Company completed the acquisition of 4 shopping centers, 2 of which are grocer-anchored, aggregating 1.1 million square feet of gross leasable area ("GLA"), of which the Company acquired 0.9 million square feet of GLA. The aggregate acquisition price of the shopping centers, including amounts allocated to acquired in-place lease value and above and below market leases, was $153.0 million, which was funded with borrowings under the Company's line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of exchangeable units of limited partnership interest in one of the Company's operating partnerships.

        During the year ended December 31, 2003, the Company completed the acquisition of eleven shopping centers, eight of which are grocer-anchored, aggregating 2.1 million square feet of gross leasable area ("GLA"), of which the Company acquired 1.7 million square feet of GLA. The aggregate acquisition price of the shopping centers, including amounts allocated to acquired in-place lease value and above and below market leases, was $224.2 million, which was funded with borrowings under the Company's line of credit, assumptions of mortgage loans payable at their estimated fair market value, and a short-term bridge loan.

        During the year ended December 31, 2002, the Company completed the acquisition of ten shopping centers, nine of which are grocer-anchored, aggregating 3.1 million square feet of GLA, of which the Company acquired 2.4 million square feet of GLA. The aggregate acquisition price of the shopping centers was $208.5 million, which was funded with borrowings under the Company's line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of exchangeable units of limited partnership interest in one of the Company's operating partnerships. In addition, the Company completed the acquisition of two parcels at company-owned shopping centers aggregating 70,000 square feet GLA, for a total acquisition price of $6.5 million, which was funded with borrowings under the Company's line of credit facility and cash provided by operations.

2004 Dispositions

        In December 2004, the Company completed the disposition of Garden Plaza, an 80,000 square foot shopping center located in Franklin, Wisconsin for $4.8 million, resulting in a gain of $0.6 million. The results of operations of the Garden Plaza shopping center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

        In December 2004, the Company completed the disposition of a parcel of land located at Madison Plaza located in Madison, Wisconsin for $3.5 million, which approximated the Company's carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

        In October 2004, the Company completed the disposition of Camelot, a 151,000 square foot shopping center located in Louisville, Kentucky for $7.4 million, resulting in a gain of $0.3 million. The results of operations of the Camelot shopping center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

        In September 2004, the Company completed the disposition of a parcel of land located at Cross Keys located in Turnersville, New Jersey for $7.0 million, which approximated the Company's carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

        In April 2004, the Company completed the disposition of Fortune office building located in Hartsdale, New York, for $7.4 million, resulting in a gain of $3.0 million. The results of operations of the Fortune office building have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

2003 Dispositions

        In September 2003, the Company completed the disposition of River Ridge Marketplace, a 214,000 square foot shopping center located in Asheville, North Carolina for $13.2 million, resulting in a gain of $1.9 million. The results of operations of River Ridge Marketplace shopping center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

        In January and February 2003, the Company completed the sales of its 10 remaining single-tenant properties for $2.4 million, resulting in a total gain of $0.8 million. These single-tenant properties were classified as held for sale at December 31, 2002.

2002 Dispositions

        In March 2002, the Company completed the sale of the Flower Hill office building located in Roslyn, New York, for $4.2 million, resulting in a net gain on sale of $1.4 million. The Flower Hill building was classified as held for sale at December 31, 2001.

        In September 2002, the Company completed the sale of its ground-up development property located in Mishawaka, Indiana for $5.7 million, resulting in a gain on sale of $1.6 million. There were no clearly distinguishable operations and cash flows from this development entity prior to the sale. Therefore, the gain on sale of this property is included as a component of income before discontinued operations.

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

4. Investment in Joint Venture

        In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 302,000 square foot shopping center, of which the joint venture owns 210,000 square feet, to be located in a suburb of Grand Rapids, Michigan. The Company made an initial equity investment of $3.3 million, which has been accounted for under the equity method of accounting, and provided a short-term bridge loan of approximately $9.2 million, which was repaid in November 2004. Interest earned on the loan, to the extent attributable to the outside interest in the joint venture, has been recorded as Interest and Other. The operations of the joint venture, consisting of incidental activity related to operating restaurants located on out parcels, are being reported on a 90-day lag basis. Accordingly, the operations for the period from May 17, 2004 (acquisition date) through September 30, 2004 are included in the accompanying consolidated statement of operations and are classified as Interest and Other.

        The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension). As of December 31, 2004, $13.0 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Company is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Company together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of December 31,

2004 is not material to the Company's financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

5. Supplemental Cash Flow Information

        During 2004, 2003 and 2002, interest paid was $74.6 million, $67.8 million, and $70.7 million, respectively, and state income and franchise tax payments, net of refunds, were $1.2 million, $0.4 million, and $0.1 million, respectively.

        During 2004, the Company assumed $48.9 million of existing debt in connection with the acquisition of 3 shopping centers. In addition, the Company issued exchangeable limited partnership units with a fair value of $6.2 million in connection with the acquisition of a shopping center.

        During 2004, 7,814 shares were issued in exchange for 7,814 exchangeable operating partnership units in the Bradley OP with a fair value of $0.2 million.

        Included in accrued expenses and other liabilities at December 31, 2004 are accrued expenditures for real estate investments of $8.0 million and accrued expenses of $0.1 million related to debt issuance costs.

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

6. Operating Leases

        Scheduled future minimum rental payments to be received under the Company's non-cancelable operating leases are as follows at December 31, 2004 (in thousands):

Year Ending December 31	Amount
2005	$249,074
2006	229,046
2007	202,596
2008	168,544
2009	137,825
Thereafter	764,559

Total minimum future receipts	$1,751,644

        The Company has contractual commitments under non-cancelable operating leases, primarily ground leases expiring at various dates through 2087. Rental expense was $2,824, $814, and $648 for the years ended December 31, 2004, 2003, and 2002, respectively. Committed amounts under non-cancelable operating leases in effect at December 31, 2004 were as follows:

Year Ending December 31	Amount
2005	$2,357
2006	2,499
2007	2,591
2008	2,602
2009	2,713
Thereafter	47,468

Total minimum future payments	$60,230

7. Minority Interests

Series B and C Preferred Units

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

Exchangeable Limited Partnership Units

        Exchangeable limited partnership units consist of 522,044 and 340,270 Bradley OP Units ("OP Units") at December 31, 2004 and 2003, respectively, not owned by the Company. The holders of these Units may present such OP Units to Bradley OP for redemption at any time (subject to certain restrictions with particular holders). Upon presentation of an OP Unit, the Bradley OP must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of the OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock.

Other Minority Interest

        The Company has a single investment acquired in its acquisition of Bradly in which a minority interest participates in earnings based on terms specified in its partnership agreement. This minority interest amounted to $2.4 million at December 31, 2004 and 2003.

8. Debt

Mortgage Loans Payable

        Mortgage loans consist of various non-recourse issuances collateralized by 65 and 67 real estate investments with an aggregate net carrying value of $973.9 million and $957.3 million at December 31, 2004 and 2003, respectively. The loans require monthly payments of principal and interest under fixed and variable terms, through 2020 at interest rates ranging from 4.28% to 10.13% and have a weighted average effective interest rate of 7.36% at December 31, 2004. The loans are generally subject to prepayment penalties.

        Mortgage loans payable consisted of the following at December 31 (in thousands):

Property	Effective Interest Rate	Contractual Interest Rate	Maturity	2004(1)	2003(2)
Miracle Hills Park	8.28%	8.28%	August 2004	$—	$3,594
The Commons of Chacellor Park	8.48%	8.48%	November 2004	—	12,374
Franklin Square	9.00%	9.00%	June 2005	13,583	14,019
Williamson Square	8.00%	8.00%	August 2005	10,830	11,170
Riverchase Village Shopping Center	7.62%	7.62%	September 2005	9,764	10,074
Meridian Village Plaza	5.05%	7.88%	May 2006	5,348	5,753
Spring Mall	9.39%	9.39%	October 2006	8,141	8,250
Southport Centre	6.94%	6.94%	July 2007	9,924	10,000
Long Meadow Commons	5.11%	7.98%	July 2007	10,028	—
Innes Street Market	7.63%	7.63%	October 2007	12,830	13,156
Southgate Shopping Center	8.38%	8.38%	October 2007	2,395	2,496
Salem Consumer Square	10.13%	10.13%	September 2008	10,284	10,703
St. Francis Plaza	8.13%	8.13%	December 2008	866	1,042
Burlington Square	5.31%	8.28%	January 2009	15,051
Buckingham Place	5.89%	7.88%	August 2009	5,773	5,909
County Line Plaza	5.64%	7.91%	August 2009	18,506	18,983
Trinity Commons	5.64%	7.93%	August 2009	15,916	16,323
8 shopping centers, cross collateralized	7.82%	7.82%	December 2009	79,827	81,404
Montgomery Commons	6.38%	8.48%	January 2010	8,506	8,695
Warminster Towne Center	6.01%	8.24%	February 2010	21,797	22,354
Clocktower Place	5.75%	8.56%	April 2010	14,160	14,527
545 Boylston Street and William J. McCarthy Building	8.26%	8.26%	October 2010	34,782	35,387
29 shopping centers, cross collateralized	7.88%	7.88%	October 2010	235,465	237,741
The Market of Wolf Creek III	5.71%	7.88%	February 2011	9,634
Spradlin Farm	6.53%	7.25%	January 2012	18,003	18,251
Bedford Grove	7.86%	7.86%	March 2012	—	4,503
The Market of Wolf Creek I	5.71%	7.68%	October 2012	11,475
Berkshire Crossing	4.28%	4.28%	November 2012	14,523	15,094
Grand Traverse Crossing	7.42%	7.42%	January 2013	13,284	13,642
Salmon Run Plaza	8.10%	8.95%	September 2013	4,938	5,248
Elk Park Center	7.64%	7.64%	August 2016	8,244	8,519
Grand Traverse Crossing—Wal-Mart	7.75%	7.75%	October 2016	5,160	5,314
The Market of Wolf Creek II	5.87%	7.50%	July 2017	2,276	—
Montgomery Towne Center	8.50%	8.50%	March 2019	7,043	7,394
Bedford Grove—Wal-Mart	7.63%	7.63%	November 2019	4,067	4,208
Berkshire Crossing—Home Depot/Wal-Mart	7.63%	7.63%	March 2020	6,617	6,838

Total/Weighted average	7.36%	7.89%		649,040	632,965

(1)
The principal amount shown has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated principal balance at December 31, 2004 was $635.6 million

(2)
The principal amount shown has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated principal balance at December 31, 2003 was $622.5 million.

Unsecured Notes Payable

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

        On October 15, 2004, the Company completed the issuance and sale of $150 million principal amount of unsecured 4.5% notes due October 15, 2009. These notes were issued pursuant to the terms of an indenture the Company entered into with LaSalle National Bank, as trustee. The notes are shown net of an original issue discount of $0.1 million that is being accreted on a basis that approximates the effective interest method over the term of the notes. The notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        In addition, all notes described above have been guaranteed by the Company's two operating partnerships. The indenture contains various covenants, including covenants which restrict the amount of indebtedness that may be incurred by the Company and its subsidiaries. The Company is in compliance with all applicable covenants as of December 31, 2004.

        In its acquisition of Bradley OP in September 2000, Heritage assumed unsecured notes payable consisting of a $100 million 7.0% fixed-rate issue maturing on November 15, 2004; $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other debt. These notes are all held directly by Bradley OP. On November 15, 2004, the Company repaid all of the $100 million 7% fixed-rate issue maturing on that date. The amount of unsecured Bradley OP notes payable outstanding at December 31, 2004 and 2003 was $101.5 million and $201.5 million, respectively.

Line of Credit Facility

        On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders with Fleet National Bank, as agent. This line of credit replaced the Company's prior $425 million senior unsecured credit facility, which was repaid with proceeds from the IPO. The Company's two operating partnerships are the borrowers under this line of credit, and Heritage and certain of Heritage's other subsidiaries have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At December 31, 2004 and 2003, $196 million and $243 million were outstanding under the line of credit, respectively. The line of credit matures on April 29, 2005.

        The line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company's debt rating, and requires monthly payments of interest. The variable rate in effect at December 31, 2004 and 2003, including the lender's margin of 105 basis points, and borrowings outstanding at the base rate, was 3.55% and 2.22%, respectively. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 basis points to 25 basis points, depending upon the Company's debt rating, and requires quarterly payments.

        This line of credit requires the Company to maintain specific financial ratios and restricts the incurrence of indebtedness and the funding of investments. This line of credit also, except under some circumstances, including as necessary to maintain the Company's status as a REIT, limits the Company's ability to make distributions in excess of 90% of annual funds from operations, as defined. As of December 31, 2004, the Company was in compliance with all of the financial covenants under the line of credit facility.

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

        In February 2005, the Company obtained a commitment to establish a new three-year, $350 million unsecured line of credit with Wachovia Bank, as agent. Wachovia has agreed to use its "best efforts" to syndicate this new line of credit. This new line of credit, which the Company expects to enter into shortly, will replace its existing unsecured credit facility. In the event the Company is unable to enter into this new line of credit on or before April 29, 2005, the Company would seek an extension of its existing line of credit for up to one year. In addition, in light of its investment grade credit ratings and prior capital markets activity, the Company believes there are sufficient alternative financing sources available to it to refinance its existing line of credit, including through a combination of one or more short-term bridge loans, public or private offerings of common stock, preferred stock or debt securities or the incurrence of additional indebtedness through secured or unsecured borrowings.

Subordinated Debt

        In September 2000, Heritage entered into a $100 million term credit agreement (the "Subdebt"), which was subordinated in right of payment to its line of credit. The Subdebt was scheduled to mature on March 18, 2004 and bore interest at a variable rate based on LIBOR. The Subdebt contained covenants that, among other things, required the Company to maintain certain financial ratios. In addition, the Subdebt contained provisions that required repayment of the Subdebt upon full repayment of the line of credit or upon receipt of aggregate equity proceeds in excess of $250,000.

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

Scheduled Principal Repayments

        Scheduled principal repayments on aggregate outstanding debt at December 31, 2004 are as follows (in thousands):

Year Ending December 31	Amount
2005	$241,032
2006	25,631
2007	43,564
2008	119,936
2009	278,420
Thereafter	574,486

Total due(1)	$1,283,069

(1)
The aggregate principal repayment amount of $1,283,069 does not reflect the unamortized adjustment of $13,461 to increase the carrying amount to fair value for fifteen mortgages assumed as of December 31, 2004 and the unamortized original issue discounts of $1,727 related to $350.0 million of unsecured indebtedness.

9.    Related Party Transactions

Transactions with NETT

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

        In November 1999, the Company entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by the Company. The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company manages the building. The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in January 2003. The first tenants began occupying this office building in October 2003. The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through December 31, 2004.

        In February 2004, the Company entered into an eleven-year lease with this joint venture for the lease of approximately 31,000 square feet of space and moved its corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, which were negotiated on an arms-length basis, the Company will begin paying rent in February 2005. The Company pays $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2010 through 2014.

        In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space at the 535 Boylston Street office building to NETT for its Boston offices. Net Realty Holding Trust assigned this lease to the Company as part of the Company's formation. The current term of this lease expires on March 31, 2005 and under this lease, NETT pays the Company $648,000 per year in minimum rent.

Transactions with Prudential

        Prudential received advisory and other fees totaling $3.4 million in connection with the IPO, which have been included as equity issuance costs. These fees were incurred in the second quarter of 2002. Upon completion of the IPO and payment of these fees, the Company's advisory arrangements with Prudential were terminated.

        In connection with its providing advisory services to the Company, Prudential received warrants to acquire shares of the Company's common stock at an exercise price of $25.00 per share, which was assumed to be equal to the fair value of the stock at the date the warrants were issued. On July 9, 1999, 75,000 of the warrants were issued with an expiration date of July 9, 2003, and on September 18, 2000, 300,000 warrants were issued with an expiration date of September 18, 2004. The warrants had an estimated fair value at issuance of $0.2 million and $0.9 million, respectively, and such amounts were recorded as additional paid-in capital.

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

        A portion of redeemable equity, representing costs associated with prior equity transactions with Prudential, is reclassified as a charge to earnings for each quarter over the redemption period. This charge, which is recorded as accretion of redeemable equity in the accompanying consolidated statements of operations, amounted to $0.3 million for the year ended December 31, 2002. As a result of the IPO, all redeemable equity outstanding converted automatically into shares of the Company's common stock on a one for one basis.

The TJX Companies

        In July 1999, the Chairman of the Board of TJX Companies, Inc., the Company's largest tenant, became a member of the Company's board of directors. The Company received annualized base rent from the TJX Companies of $14.0 million in 2004, which represented approximately 5.5% of total annualized base rent for all leases in which tenants were in occupancy at December 31, 2004. TJX pays rent in accordance with 51 written leases.

Ahold USA

        In July 1999, the Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods, Bi-Lo, Bruno's and Stop & Shop became a member of the Company's board of directors. The Company received annualized base rent from Ahold and its subsidiary companies of $2.3 million in 2004, which represented approximately 0.9% of total annualized base rent for all leases in which tenants were in occupancy at December 31, 2004. Ahold USA and its subsidiary companies pay rent in accordance with 5 written leases. Subsequent to December 31, 2004, Ahold USA sold Bi-Lo and Bruno's representing $0.9 million of annualized base rent in 2004.

10.    Segment Reporting

        The Company predominantly operates in one industry segment—real estate ownership and management of retail properties. As of December 31, 2004 and 2003, the Company owned 164 and 162 community and neighborhood shopping centers, respectively. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Company defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

11.    Earnings Per Share

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

	For the year ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$44,708	46,686	$0.96
Effect of dilutive securities:
Stock options	—	326	—
Anticipated stock compensation	—	32	—
Operating partnership units	265	349	0.76

Diluted income per share:
Net income attributable to common shareholders	$44,973	47,393	$0.95

	For the year ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$40,733	41,963	$0.97
Effect of dilutive securities:
Stock options and warrants	—	211	—
Anticipated stock compensation	—	22	—
Operating partnership units	257	340	0.76

Diluted income per share:
Net income attributable to common shareholders	$40,990	42,536	$0.96

        For the year ended December 31, 2002, preferred stock distributions of $14.3 million, and the effect of the assumed conversion of convertible preferred stock and exchangeable minority interests outstanding into shares of common stock at the beginning of the year were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive. At December 31, 2002 options and warrants to purchase 2,415,527 shares of common stock at $25.00 per share were outstanding but were not included in the computation of diluted loss per common share because their exercise price was not below the fair value of the common shares and would therefore not dilute basic loss per common share.

12.    Stock-Based Compensation

Overview

        SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"), and to make pro-forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 were applied. The Company uses Opinion No. 25 and related Interpretations to measure compensation costs for its stock-based plans.

        The Company's 2000 Equity Incentive Plan, as amended (the "Plan") authorizes options and other stock-based compensation awards to be granted to employees and directors for up to 5,700,000 shares of common stock. The Compensation Committee of the Board of Directors administers the Plan and is responsible for selecting persons eligible for awards and for determining the term and duration of any award.

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

        A summary of option transactions during the periods covered by these consolidated financial statements is as follows:

	Shares	Weighted Average Exercise price per share
Outstanding at December 31, 2001	1,001,500	$25.00
Granted	1,096,352	$24.99
Cancelled	(46,125)	$25.00
Exercised	—	—

Outstanding at December 31, 2002	2,051,727	$24.99
Granted	737,751	$24.39
Cancelled	(11,500)	$24.65
Exercised	(487,655)	$24.90

Outstanding at December 31, 2003	2,290,323	$24.79
Granted	539,654	$28.48
Cancelled	(12,666)	$24.90
Exercised	(398,893)	$25.03

Outstanding at December 31, 2004	2,418,418	$25.60

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted-Average Exercise Price
$23.95-$28.65	2,418,418	7.35	$25.60	1,304,702	$24.90

        For purposes of the pro forma amounts below, the Company recognizes compensation expense over the vesting period. The per-share weighted-average fair value of the 539,654 options issued during the year ended December 31, 2004 was $1.98. The per-share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend	$2.10
Expected life of option	6 years
Risk-free interest rate	3%
Expected stock price volatility	20%

        The compensation cost under SFAS 123 for the stock performance-based plan would have been $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002. Had compensation cost for the Company's grants under stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss), and net income (loss) per common share for 2004, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per-share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss) attributable to common shareholders	$43,964	$40,114	$(590)
Net income (loss) per common share—basic	$0.94	$0.96	$(0.02)
Net income (loss) per common share—diluted	$0.93	$0.95	$(0.02)

        The effects of applying SFAS 123 in the pro-forma disclosure are not indicative of future amounts and anticipated awards.

        Subsequent to December 31, 2004, pursuant to the Plan, the Company granted 112,500 stock options at an exercise price of $30.90 per share, which appoximates the fair value of the Company's common stock. The options vest at a rate of one-third per year on the anniversary of the grant date and have a duration of ten years.

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

        On March 3, 2003, the Company issued the second installment consisting of 155,000 shares based on a value of $24.36 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 3, 2004, based on the continued employment of these individuals with the Company through that date. During the years ended December 31, 2004 and 2003, the Company recognized $0.5 million and $3.3 million, respectively of compensation expense related to these shares, including the vesting of 20,000 shares issued to an officer which were accelerated upon his departure from the Company in 2003.

        On March 1, 2004, the Company issued the third installment consisting of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a value of $29.76 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2005, based on the continued employment of these individuals with the Company through that date. During the year ended December 31, 2004, the Company recognized $3.3 million of compensation expense related to these shares, including the vesting of 1,000 shares issued to an officer which were accelerated upon her departure from the Company. The unamortized compensation expense of $0.7 million is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining vesting period.

        On March 4, 2005, the Company issued the fourth installment consisting of 134,000 shares (reduced from 155,000 to reflect the termination of employment of two of the participants) based on a value of $30.90 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 1, 2006, based on the continued employment of these individuals with the Company through that date.

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

        During the years ended December 31, 2004, 2003 and 2002, the Company recognized $0.8 million, $1.2 million and $1.1 million, respectively, of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to 119,500 shares of restricted stock that were issued by the Company on March 3, 2003 for 2002 performance. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and three-year vesting periods. The unamortized compensation expense of $0.6 million is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining vesting period.

        During the years ended December 31, 2004 and 2003, the Company recognized $1.1 million and $1.1 million, respectively of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to 108,000 shares of restricted stock that were issued by the Company on February 17, 2004 for 2003 performance. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and three-year vesting periods. The unamortized compensation expense of $1.5 million is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining vesting period.

        During the year ended December 31, 2004, the Company accrued $1.5 million of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to approximately 143,800 shares of restricted stock that were issued by the Company on March 4, 2005. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and three-year vesting periods.

        Following is a table summarizing restricted stock activity during the years ended December 31:

	2004	2003	2002
Unvested shares outstanding at beginning of year	238,500	155,000	84,111
Shares issued	243,000	276,500	263,565
Shares forfeited	—	—	—
Shares vested	(175,500)	(193,000)	(192,676)

Unvested shares outstanding at end of year	306,000	238,500	155,000

13.    Commitments and Contingencies

Retirement Savings Plan

        Effective in January 2000, the Company began to offer its employees a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Under the Plan, the Company provides matching contributions. These matching contributions are currently equal to 100% of the employee's contribution up to 3% of the employee's compensation, and 50% of the employee's contribution in excess of 3% and up to 5% of the employee's compensation. These employer contributions aggregated $0.5 million, $0.3 million, and $0.3 million in 2004, 2003 and 2002, respectively, and vested immediately.

        Effective in January 2000, the Company adopted a non-qualified executive retirement plan ("SERP"). Benefits payable under the SERP are based upon a percentage of each participant's average annual cash compensation, consisting of base salary and cash bonus, for the three calendar years of the last ten years of employment which produce the highest average amount. Benefits earned under the SERP vest over varying periods ranging from eight to ten years. Participants may begin to receive payments under the SERP following either their 60th or 65th birthday depending on the terms of their individual agreement. Benefits under the SERP will terminate upon the participant's death. The Company has accrued a liability pursuant to the SERP of $5.9 million and $4.2 million, at December 31, 2004 and 2003, respectively, representing the Company's unfunded accumulated benefit obligation. Such amounts are classified in other liabilities in the accompanying balance sheets. In addition, $1.2 million, representing a portion of unamortized prior service cost, has been recorded as an intangible asset in other assets as of December 31, 2004. As of December 31, 2004, the Company does not expect to make benefit payments or contributions in the next five years.

        The following is a reconciliation of the accumulated post retirement obligation, assuming a salary increase rate of 5%, and a discount rate of 5.75% 6.0%, and 6.50% during the years ended December 31, 2004, 2003, and 2002, respectively:

	2004	2003	2002
Accumulated benefit obligation at beginning of year	$4,174,378	$2,899,301	$1,594,018
Net periodic benefit cost:
Service cost	441,878	598,433	606,694
Interest cost	325,155	333,372	340,654
Past service cost	357,935	357,935	357,935
Actuarial loss	(17,222)	(14,663)	—

Net periodic benefit cost	1,107,746	1,275,077	1,305,283
Settlement paid to SERP participant	(576,000)	—	—
Recognition of additional minimum liability	1,155,260	—	—

Accumulated benefit obligation at end of year	$5,861,384	$4,174,378	$2,899,301

        During the year ended December 31, 2004, $0.6 million was contributed by the Company to the plan and $0.6 million was distributed to one of the SERP participants, representing the Company's full obligation to that participant pursuant to a contractual termination of the SERP.

Legal and Other Matters

        On October 31, 2001, a complaint was filed against the Company in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that the Company owes Mr. Donahue and his firm a fee in connection with services he claims he performed on the Company's behalf in connection with the acquisition of Bradley Real Estate Inc. On September 18, 2000, the Company acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Through his personal relationships with the parties involved, at the Company's request, Mr. Donahue introduced the Company to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of the Company's acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts law.

        On November 29, 2002, the court granted the Company's motion to dismiss Mr. Donahue's claims. Mr. Donahue subsequently filed an appeal of the court's decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue's appeal. On July 14, 2004, the Massachusetts Appellate Court reversed the lower court's decision dismissing Mr. Donahue's claims. The Appellate Court's decision reverts the case back to the Superior Court for discovery and additional proceedings. It is not possible at this time to predict the outcome of this litigation and the Company intends to vigorously defend against these claims.

        Except as set forth above, the Company is not involved in any material litigation nor, is any material litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance. In the opinion of the Company's management, based upon currently available information, this litigation is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

        The Company is subject to legal and other claims incurred in the normal course of business. Based on its review and consultation with counsel of such matters known to exist, management does not believe that the ultimate outcome of these claims would materially affect the Company's financial position or results of operations.

Construction Contracts

        The Company has entered into construction contracts related to tenant improvements, out parcel development and re-development of various shopping centers. Unexpended but committed amounts under construction contracts amounted to $13.8 million as of December 31, 2004.

14.    Derivative and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. As of December 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

        Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions which are utilized by the Company, are considered cash flow hedges. The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. To date, such derivatives have been used to hedge the variable cash flows associated with floating-rate debt and forecasted interest payments on forecasted issuances of debt.

        For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive loss (a component of shareholders' equity) and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

        During 2004, the Company entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on forecasted issuances of long-term debt. In March 2004, the Company used such derivatives to hedge the variability in future cash flows related to $192.5 million of forecasted debt issuances. The Company issued the hedged debt on March 29, 2004 and subsequently terminated the related forward-starting interest rate swaps at their fair value of $1.2 million. This amount was deferred in other comprehensive loss and is being reclassified as a reduction in interest expense as the hedged interest payments affects earnings. Proceeds from the termination are included in cash flows from financing activities in the accompanying statement of cash flows. In September 2004, the Company used such derivatives to hedge variability in future cash flows related to $146.6 million of forecasted debt issuances. The Company issued the hedged debt on October 15, 2004 and subsequently terminated the related forward starting interest rate swaps at their current fair value of ($1.7) million. This amount was deferred in other comprehensive loss and is being reclassified as an increase in interest expense as the hedged interest payments affect earnings. Payments related to this termination are included in cash flows from financing activities in the accompanying statement of cash flows.

        For the year ended December 31, 2004, the change in net realized losses for derivatives designated as cash flow hedges was $0.5 million and is separately disclosed in the statement of changes in shareholders' equity. This change is entirely comprised of reclassification of the net realized gains and losses to earnings as the hedged interest payments affect earnings.

        No hedge ineffectiveness on cash flow hedges was recognized during 2004. Amounts reported in other comprehensive loss related to these swaps at December 31, 2004 will be reclassified to interest expense as scheduled hedged interest payments are made. As of December 31, 2004, the Company estimates that $0.2 million will be reclassified from other comprehensive loss as an increase in interest expense during the next 12 months.

15.    Guarantees of Notes Payable

        During 2004, the Company issued $350.0 million aggregate principal amount of its unsecured notes in two separate transactions (the "Existing Notes") to certain initial purchasers, who then sold those notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Existing Notes were guaranteed (the "Existing Guarantees") by the Company's two operating partnerships, Heritage Property Investment Limited Partnership and Bradley Operating Limited Partnership (the "Guarantors"). Each of the Existing Guarantees is full and unconditional and joint and several.

        Because these notes were sold pursuant to exemptions from registration under the Securities Act, the Existing Notes and Existing Guarantees were subject to transfer restrictions. In connection with the issuance of the Existing Notes and Existing Guarantees, the Company and the Guarantors entered into a registration rights agreements with the initial purchasers in which the Company and the Guarantors agreed to register with the Securities and Exchange Commission ("SEC") under the Securities Act new notes ("Registered Notes") and new guarantees ("Registered Guarantees") to be exchanged for the Existing Notes and Existing Guarantees. Each of the Registered Guarantees is full and unconditional and joint and several.

        This footnote is being provided pursuant to Rule 3-10(f) of Regulation S-X in lieu of providing separate annual financial statements with respect to Heritage Property Investment Limited Partnership, a wholly owned Guarantor. Financial statements with respect to Bradley Operating Limited Partnership, a non-wholly owned Guarantor, are separately filed with the SEC.

        The following represents summarized condensed consolidating financial information as of December 31, 2004 and 2003 with respect to the financial position of the Company and for the years ended December 31, 2004, 2003, and 2002 with respect to the results of operations and cash flows of the Company and its subsidiaries. The Parent Company column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors' columns are segregated between Bradley Operating Limited Partnership, which is 98.5% owned by the Company, and Heritage Property Investment Limited Partnership, a wholly-owned subsidiary of the Company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets

		Guarantors
December 31, 2004	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Real estate investments, net	$—	$1,009,467	$289,352	$923,819	$—	$2,222,638
Other assets	381,367	106,532	14,051	72,165	(444,203)	129,912
Investment in subsidiaries	916,511	186,749	325,997	—	(1,429,257)	—

Total assets	$1,297,878	$1,302,748	$629,400	$995,984	$(1,873,460)	$2,352,550

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	348,273	689,230	219,900	453,421	(416,021)	1,294,803
Other liabilities	28,297	59,957	33,440	27,392	(28,182)	120,904

Total liabilities	376,570	749,187	253,340	480,813	(444,203)	1,415,707
Minority interests/redeemable equity	—	16,752	—	2,425	(3,642)	15,535
Shareholders' equity/partners' capital	921,308	536,809	376,060	512,746	(1,425,615)	921,308

Total liabilities and shareholders' equity/partners' capital	$1,297,878	$1,302,748	$629,400	$995,984	$(1,873,460)	$2,352,550

		Guarantors
December 31, 2003	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Real estate investments, net	$—	$1,026,975	$299,794	$830,463	$—	$2,157,232
Other assets	24,259	22,483	8,269	39,591	(24,259)	70,343
Investment in subsidiaries	958,472	150,421	267,683	—	(1,376,576)	—

Total assets	$982,731	$1,199,879	$575,746	$870,054	$(1,400,835)	$2,227,575

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	—	480,842	170,075	426,538	—	1,077,455
Other liabilities	24,259	51,698	31,868	22,987	(24,259)	106,553

Total liabilities	24,259	532,540	201,943	449,525	(24,259)	1,184,008
Minority interest/redeemable equity	—	84,681	—	2,425	(2,011)	85,095
Total shareholders' equity/partners' capital	958,472	582,658	373,803	418,104	(1,374,565)	958,472

Total liabilities and shareholders' equity/partners' capital	$982,731	$1,199,879	$575,746	$870,054	$(1,400,835)	$2,227,575

Condensed Consolidating Statements of Operations

		Guarantors
Year ended December 31, 2004	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$9,087	$153,559	$45,760	$127,807	$(9,187)	$327,026

Expenses:
Operating expenses	—	48,858	10,480	35,589	—	94,927
Depreciation and amortization	—	41,182	12,667	34,829	—	88,678
Interest	9,447	32,152	13,350	31,407	(9,087)	77,269
General and administrative	100	14,264	6,095	3,855	(100)	24,214

Total expenses	9,547	136,456	42,592	105,680	(9,187)	285,088

Income (loss) before gain on sale of real estate investments and marketable securities	(460)	17,103	3,168	22,127	—	41,938

Gain on sale of market securities	—	—	245	284	—	529
Gain on sale of real estate investment	—	28	—	—	—	28

Income (loss) before allocation to minority interests	(460)	17,131	3,413	22,411	—	42,495
Income allocated to exchangeable partnership units	(265)	—	—	—	—	(265)
Income allocated to Series B & C Preferred Units	—	(2,176)	—	—	—	(2,176)
Subsidiary earnings	45,433	10,364	12,047	—	(67,844)	—

Income before discontinued operations	44,708	25,319	15,460	22,411	(67,844)	40,054
Discontinued operations:
Operating income from discontinued operations	—	532	164	—	—	696
Gain on sale of discontinued operations	—	970	2,988	—	—	3,958

Income from discontinued operations	—	1,502	3,152	—	—	4,654

Net income attributable to common shareholders	$44,708	$26,821	$18,612	$22,411	$(67,844)	$44,708

		Guarantors
Year ended December 31, 2003	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$152,107	$43,863	$103,146	$(955)	$298,161

Expenses:
Operating Expenses	—	47,938	10,321	28,165	—	86,424
Depreciation and amortization	—	39,152	12,416	26,980	—	78,548
Interest	—	25,813	14,205	29,397	—	69,415
General and administrative	955	11,775	6,177	3,013	(955)	20,965

Total expenses	955	124,678	43,119	87,555	(955)	255,352

Income (loss) before allocation to minority interests	(955)	27,429	744	15,591	—	42,809

Income allocated to exchangeable partnership units	(257)	—	—	—	—	(257)
Income allocated to Series B & C Preferred Units	—	(6,656)	—	—	—	(6,656)
Subsidiary earnings	41,945	9,778	5,813	—	(57,536)	—

Income before discontinued operations	40,733	30,551	6,557	15,591	(57,536)	35,896

Discontinued operations:
Operating income from discontinued operations	—	615	1,539	—	—	2,154
Gain on sale of discontinued operations	—	—	2,683	—	—	2,683

Income from discontinued operations	—	615	4,222	—	—	4,837

Net income attributable to common shareholders	$40,733	$31,166	$10,779	$15,591	$(57,536)	$40,733

		Guarantors
Year ended December 31, 2002	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$145,528	$41,022	$87,701	$(808)	$273,443

Expenses:
Operating expenses	—	45,509	9,844	23,176	—	78,529
Depreciation and amortization	—	36,773	11,146	21,682	—	69,601
Interest	2,712	31,196	13,568	24,836	—	72,312
General and administrative	808	15,324	4,484	3,543	(808)	23,351
Loss on prepayment of debt	2,534	4,215	—	—	—	6,749

Total expenses	6,054	133,017	39,042	73,237	(808)	250,542

Income before net gains	(6,054)	12,511	1,980	14,464	—	22,901

Net gains on sales of real estate investments and equipment	—	—	1,372	1,552	—	2,924
Net derivative gains	—	(7,766)	—	—	—	(7,766)

Income before allocation to minority interests	(6,054)	4,745	3,352	16,016	—	18,059

Income allocated to exchangeable partnership units	(216)					(216)
Income allocated to Series B & C Preferred Units	—	(6,656)	—	—	—	(6,656)
Subsidiary earnings	20,713	8,336	7,680	—	(36,729)	—

Income before discontinued operations	14,443	6,425	11,032	16,016	(36,729)	11,187
Discontinued operations:
Operating income from discontinued operations	—	755	2,117	—	—	2,872
Gain on sale of discontinued operations	—	—	384	—	—	384

Income from discontinued operations	—	755	2,501	—	—	3,256

Net income	14,443	7,180	13,533	16,016	(36,729)	14,443

Preferred stock distributions	(14,302)	—	—	—	—	(14,302)
Accretion of redeemable equity	(328)	—	—	—	—	(328)

Net (loss) income attributable to common shareholders	$(187)	$7,180	$13,533	$16,016	$(36,729)	$(187)

Condensed Consolidating Statements of Cash Flows

		Guarantors
Year ended December 31, 2004	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$93,590	$56,696	$26,547	$92,045	$(145,836)	$123,042
Cash flows from investing activities	—	(16,449)	1,696	(107,362)	—	(122,115)
Cash flows from financing activities	(93,590)	(37,814)	(28,423)	14,320	145,836	329

Change in cash and cash equivalents	—	2,433	(180)	(997)	—	1,256
Beginning of period	—	1,292	1,139	3,033	—	5,464

End of period	$—	$3,725	$959	$2,036	$—	$6,720

		Guarantors
Year ended December 31, 2003	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$87,727	$82,919	$43,103	$65,237	$(130,298)	$148,688
Cash flows from investing activities	—	(15,769)	(133,119)	(16,243)	—	(165,131)
Cash flows from financing activities	(87,727)	(66,199)	91,855	(47,787)	130,298	20,440

Change in cash and cash equivalents	—	951	1,839	1,207	—	3,997
Beginning of period	—	341	(700)	1,826	—	1,467

End of period	$—	$1,292	$1,139	$3,033	$—	$5,464

		Guarantors
Year ended December 31, 2002	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$80,330	$57,927	$42,428	$58,515	$(118,028)	$121,172
Cash flows from investing activities	(220)	(114,658)	(10,822)	(3,557)	—	(129,257)
Cash flows from financing activities	(80,110)	53,515	(31,600)	(56,403)	118,028	3,430

Change in cash and cash equivalents	—	(3,216)	6	(1,445)	—	(4,655)
Beginning of period	—	3,557	(706)	3,271	—	6,122

End of period	$—	$341	$(700)	$1,826	$—	$1,467

16.    Supplementary Quarterly Data (unaudited)

      The tables below reflect the Company's selected quarterly information for the years ended December 31, 2004, and 2003. Certain prior quarter amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per-share data):

	Quarter ended
	March 31	June 30	September 30	December 31
2004
Revenue from rentals and recoveries	$80,601	$79,088	$82,085	$84,173
Net income	$10,888	$12,207	$10,643	$10,970
Net income attributable to common shareholders	$10,888	$12,207	$10,643	$10,970
Basic and diluted net income per common share*	$0.23	$0.26	$0.23	$0.23
	Quarter ended
	March 31	June 30	September 30	December 31
2003
Revenue from rentals and recoveries	$74,373	$71,632	$73,621	$78,040
Net income	$11,220	$8,679	$10,656	$10,178
Net income attributable to common shareholders	$11,220	$8,679	$10,656	$10,178
Basic and diluted net income per common share*	$0.27	$0.21	$0.25	$0.24

*
Income (loss) per common share is computed independently for each of the quarters presented, which when added together may not equal income (loss) per common share for the year.

17.    Newly Issued Accounting Standards

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Compensation ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company's results of operations, financial position, or liquidity.

        In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's results of operations, financial position, or liquidity.

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
RETAIL SHOPPING CENTERS
ALABAMA
Montgomery Commons Montgomery, AL	$8,506		$2,527	$8,459	$3	$2,527	$8,462	$10,989	$634	2002	5 - 39
Mongtomery Towne Center Montgomery, AL	7,043		4,307	14,421	7	4,307	14,428	18,735	1,428	2002	3 - 39
Riverchase Village Shopping Center Hoover, AL	9,764		4,094	13,718	1,451	4,094	15,169	19,263	3,283	1999	4 - 39
CONNECTICUT
Torrington Plaza Torrington, CT	235,465	(1)	2,548	8,538	320	2,555	8,851	11,406	2,077	1999	6 - 39
FLORIDA
Barton Commons Rockledge, FL		(1)	1,652	5,546	444	1,652	5,990	7,642	1,352	1999	2 - 39
Naples Shopping Center Naples, FL	79,827	(2)	4,783	16,029	335	4,784	16,363	21,147	3,691	1999	4 - 39
Park Shore Shopping Center Naples, FL		(1)	3,099	10,391	1,773	3,227	12,036	15,263	2,711	1999	5 - 39
Shoppers Haven Shopping Center Pompano Beach, FL	—		3,286	10,933	3,146	3,303	14,062	17,365	3,034	1999	3 - 39

S-III-1

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Venetian Isle Shopping Center Lighthouse Point, FL		(1)	3,605	12,084	851	3,606	12,934	16,540	2,791	1999	4 - 39
GEORGIA
Shenandoah Plaza Newnan, GA	—		1,352	4,530	81	1,353	4,610	5,963	806	2000	3 - 39
ILLINOIS
Bartonville Square Bartonville, IL	—		572	1,914	227	572	2,141	2,713	369	2000	10 - 39
Butterfield Square Libertyville, IL	—		3,328	11,139	164	3,344	11,287	14,631	2,031	2000	5 - 39
The Commons of Chicago Ridge Chicago Ridge, IL	—		9,254	30,982	2,330	9,273	33,293	42,566	6,214	2000	4 - 39
The Commons of Crystal Lake Crystal Lake, IL	—		7,193	24,079	699	7,356	24,615	31,971	4,402	2000	2 - 39
Crossroads Centre Fairview Heights, IL	—		3,614	12,099	711	3,762	12,662	16,424	2,204	2000	9 - 39
Fairhills Shopping Center Springfield, IL	—		1,369	4,583	257	1,369	4,840	6,209	831	2000	1 - 39
Heritage Square Naperville, IL	—		5,554	18,593	560	5,554	19,153	24,707	3,465	2000	5 - 39
High Point Centre Lombard, IL	—		5,621	18,817	922	5,659	19,701	25,360	3,428	2000	2 - 39

S-III-2

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Long Meadow Commons Mundelein, IL	10,028	3,507	11,741	—	3,507	11,741	15,248	304	2004	15 - 39
Parkway Pointe Springfield, IL	—	1,059	3,546	(1)	1,059	3,545	4,604	628	2000	10 - 39
Rivercrest Crestwood, IL	—	10,043	33,620	740	10,042	34,361	44,403	6,088	2000	3 - 39
Rollins Crossing Round Lake Beach, IL	—	3,839	12,852	121	3,839	12,973	16,812	2,286	2000	4 - 39
Sangamon Center North Springfield, IL	—	2,450	8,204	132	2,450	8,336	10,786	1,474	2000	10 - 39
Sheridan Village Peoria, IL	—	5,293	17,716	1,712	5,585	19,136	24,721	3,373	2000	3 - 39
Sterling Bazaar Peoria, IL	—	1,619	5,419	206	1,750	5,494	7,244	1,004	2000	5 - 39
Twin Oaks Centre Silvis, IL	—	1,832	6,131	295	1,841	6,417	8,258	1,189	2000	5 - 39
Wardcliffe Shopping Center Peoria, IL	—	503	1,682	244	566	1,863	2,429	349	2000	5 - 39
Westview Center Hanover Park, IL	—	6,527	21,852	732	6,844	22,267	29,111	3,998	2000	5 - 39

S-III-3

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
INDIANA
Apple Glen Crossing Fort Wayne, IN	—	4,337	14,518	88	4,337	14,606	18,943	1,132	2002	15 - 39
County Line Mall Indianapolis, IN	—	4,616	15,451	2,435	4,615	17,887	22,502	2,925	2000	3 - 39
Double Tree Plaza Winfield, IN	—	1,404	4,703	55	1,420	4,742	6,162	852	2000	5 - 39
Germantown Shopping Center Jasper, IN	—	1,829	6,124	1,717	1,904	7,766	9,670	1,517	2000	3 - 39
King's Plaza Richmond, IN	—	983	3,290	498	1,111	3,660	4,771	712	2000	5 - 39
Lincoln Plaza New Haven, IN	—	1,241	4,155	256	1,241	4,411	5,652	800	2000	5 - 39
Martin's Bittersweet Plaza Mishawaka, IN	—	1,110	3,717	71	1,110	3,788	4,898	691	2000	3 - 39
Meridian Village Carmel, IN	5,348	3,120	10,446	17	3,120	10,463	13,583	685	2003	3 - 39
Rivergate Shopping Center Shelbyville, IN	—	1,299	4,350	383	1,299	4,733	6,032	808	2000	5 - 39
Sagamore Park Centre West Lafayette, IN	—	1,768	5,919	771	1,768	6,690	8,458	1,141	2000	4 - 39
Speedway SuperCenter Indianapolis, IN	—	11,446	38,322	3,992	11,545	42,215	53,760	7,358	2000	3 - 39
The Village Gary, IN	—	2,649	8,871	4,002	2,678	12,844	15,522	2,177	2000	3 - 39
Washington Lawndale Commons Evansville, IN	—	4,757	15,924	1,984	5,447	17,218	22,665	3,143	2000	3 - 39

S-III-4

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
IOWA
Burlington Plaza West Burlington, IA	—	1,409	4,719	187	1,519	4,796	6,315	867	2000	2 - 39
Davenport Retail Center Davenport, IA	—	1,355	4,539	1	1,356	4,539	5,895	804	2000	10 - 39
Kimberly West Davenport, IA	—	1,380	4,623	125	1,400	4,728	6,128	862	2000	5 - 39
Parkwood Plaza Urbandale, IA	—	1,950	6,527	148	1,950	6,675	8,625	1,193	2000	4 - 39
Southgate Shopping Center Des Moines, IA	2,395	994	3,327	378	1,200	3,499	4,699	667	2000	7 - 39
Spring Village Davenport, IA	—	673	2,255	546	780	2,694	3,474	523	2000	2 - 39
Warren Plaza Dubuque, IA	—	1,439	4,818	166	1,590	4,833	6,423	875	2000	5 - 39
KANSAS
Mid State Plaza Salina, KS	—	1,718	5,752	1,707	2,343	6,834	9,177	1,216	2000	4 - 39
Santa Fe Square Olathe, KS	—	2,465	8,252	721	2,680	8,758	11,438	1,571	2000	3 - 39
Shawnee Parkway Plaza Shawnee, KS	—	1,176	3,936	325	1,298	4,139	5,437	828	2000	4 - 39
Village Plaza Manhattan, KS	—	497	1,664	16	499	1,678	2,177	274	2001	10 - 39
Westchester Square Lenexa, KS	—	3,128	10,473	511	3,280	10,832	14,112	2,021	2000	3 - 39
West Loop Shopping Center Manhattan, KS	—	3,285	10,997	298	3,494	11,086	14,580	2,006	2000	3 - 39

S-III-5

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
KENTUCKY
Dixie Plaza Louisville, KY	—		719	2,406	19	719	2,425	3,144	436	2000	5 - 39
Midtown Mall Ashland, KY	—		1,924	6,444	492	1,925	6,935	8,860	1,282	2000	3 - 39
Plainview Village Center Louisville, KY	—		2,701	9,044	925	2,738	9,932	12,670	1,757	2000	2 - 39
Stony Brook Louisville, KY	—		3,319	11,110	477	3,405	11,501	14,906	2,042	2000	5 - 39
MAINE
Pine Tree Shopping Center Portland, ME		(1)	2,390	8,018	1,540	2,401	9,547	11,948	2,294	1999	5 - 39
MASSACHUSETTS
Berkshire Crossing Pittsfield, MA	21,140		6,964	23,313	1,137	6,966	24,448	31,414	2,312	2002	3 - 39
Burlington Square Burlington, MA	15,051		5,930	19,853	—	5,930	19,853	25,783	47	2004	15 - 39
Lynn Market Place Lynn, MA		(1)	1,340	4,490	441	1,340	4,931	6,271	1,136	1999	5 - 39
Watertower Plaza Leominster, MA		(1)	6,669	22,350	4,959	6,673	27,305	33,978	6,696	1999	4 - 39
Westgate Plaza Westfield, MA		(1)	2,062	6,911	198	2,079	7,092	9,171	1,577	1999	5 - 39

S-III-6

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
MICHIGAN
Cherry Hill Marketplace Westland, MI	—	2,639	4,113	6,351	2,640	10,463	13,103	1,836	2000	4 - 39
Grand Traverse Crossing Traverse City, MI	18,444	5,375	17,993	357	5,452	18,273	23,725	1,784	2002	4 - 39
The Courtyard Burton, MI	—	2,039	6,831	294	2,040	7,124	9,164	1,222	2000	4 - 39
Redford Plaza Redford, MI	—	5,520	18,482	745	5,521	19,226	24,747	3,413	2000	4 - 39
MINNESOTA
Austin Town Center Austin, MN	—	2,096	7,015	126	2,095	7,142	9,237	1,309	2000	5 - 39
Brookdale Square Brooklyn Center, MN	—	2,191	7,335	501	2,220	7,807	10,027	1,329	2000	10 - 39
Burning Tree Plaza Duluth, MN	—	3,355	11,230	1,363	3,462	12,486	15,948	2,070	2000	3 - 39
Central Valu Center Columbia Heights, MN	—	2,144	7,176	57	2,193	7,184	9,377	1,284	2000	3 - 39
Division Place St. Cloud, MN	—	2,614	8,751	248	2,638	8,975	11,613	1,241	2001	4 - 39
Elk Park Center Elk River, MN	8,244	4,440	14,866	302	4,446	15,162	19,608	2,763	2000	5 - 39
Har Mar Mall Roseville, MN	—	10,281	34,418	4,460	10,322	38,837	49,159	6,719	2000	3 - 39
Hub West/Richfield Hub Richfield, MN	—	3,269	10,948	1,149	3,270	12,096	15,366	2,233	2000	3 - 39

S-III-7

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Marketplace at 42 Savage, MN	—	5,070	16,973	502	5,094	17,451	22,545	3,049	2000	5 - 39
Roseville Center Roseville, MN	—	1,571	5,257	1,164	1,570	6,422	7,992	1,034	2000	5 - 39
Southport Centre Apple Valley, MN	9,924	3,915	13,106	205	3,945	13,281	17,226	2,342	2000	5 - 39
Sun Ray Shopping Center St. Paul, MN	—	4,669	15,628	5,937	4,725	21,509	26,234	2,949	2000	3 - 39
Ten Acres Center West St. Paul, MN	—	2,368	7,930	585	2,344	8,539	10,883	1,550	2000	4 - 39
Terrace Mall Robbinsdale, MN	—	2,030	6,799	678	2,031	7,476	9,507	1,259	2000	4 - 39
Westwind Plaza Minnetonka, MN	—	2,511	8,409	1,329	2,676	9,573	12,249	1,762	2000	4 - 39
White Bear Hills White Bear Lake, MN	—	1,412	4,732	110	1,413	4,841	6,254	860	2000	5 - 39
MISSISSIPPI
County Line Plaza Jackson, MS	18,506	6,731	22,535	—	6,731	22,535	29,266	914	2003	15 - 39
MISSOURI
Clocktower Place Florissant, MO	14,160	5,559	18,612	141	5,559	18,753	24,312	1,047	2003	4 - 39
Ellisville Square Ellisville, MO	—	2,577	8,627	875	2,827	9,252	12,079	1,659	2000	5 - 39
Grandview Plaza Florissant, MO	—	3,555	11,902	1,462	3,850	13,069	16,919	2,222	2000	5 - 39

S-III-8

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Hub Shopping Center Independence, MO	—	1,578	5,281	669	1,709	5,819	7,528	1,063	2000	5 - 39
Liberty Corners Liberty, MO	—	1,904	6,375	673	2,000	6,952	8,952	1,240	2000	2 - 39
Maplewood Square Maplewood, MO	—	1,080	3,616	67	1,080	3,683	4,763	688	2000	5 - 39
Marketplace at Independence Independence, MO	—	4,612	15,441	286	4,663	15,676	20,339	1,529	2002	3 - 39
Prospect Plaza Gladstone, MO	—	3,479	11,647	462	3,479	12,109	15,588	2,376	2000	4 - 39
Watts Mill Plaza Kansas City, MO	—	3,180	10,645	270	3,348	10,747	14,095	1,953	2000	5 - 39
NEBRASKA
Bishop Heights Lincoln, NE	—	318	1,062	61	370	1,071	1,441	197	2000	10 - 39
Cornhusker Plaza South Sioux City, NE	—	1,122	3,754	98	1,190	3,784	4,974	683	2000	5 - 39
Eastville Plaza Fremont, NE	—	1,137	3,805	76	1,162	3,856	5,018	684	2000	1 - 39
Edgewood Shopping Center Lincoln, NE	—	2,890	9,674	1,367	2,930	11,001	13,931	1,781	2000	3 - 39
The Meadows Lincoln, NE	—	1,037	3,471	41	1,037	3,512	4,549	633	2000	4 - 39
Miracle Hills Park Omaha, NE	—	1,739	5,824	477	1,761	6,279	8,040	1,113	2000	2 - 39
Stockyards Plaza Omaha, NE	—	2,122	7,102	214	2,180	7,258	9,438	1,291	2000	3 - 39

S-III-9

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
NEW HAMPSHIRE
Bedford Mall Bedford, NH	—		4,686	15,708	644	4,604	16,434	21,038	3,693	1999	4 - 39
Bedford Grove Bedford, NH	4,067		3,595	12,037	124	3,602	12,154	15,756	1,189	2002	5 - 39
Capitol Shopping Center Concord, NH		(2)	2,300	7,713	1,761	2,353	9,421	11,774	2,053	1999	5 - 39
Tri City Plaza Somersworth, NH		(2)	1,875	6,287	363	2,143	6,382	8,525	1,486	1999	5 - 39
NEW JERSEY
Cross Keys Commons Washington Township, NJ	—		6,150	20,589	3,416	5,800	24,355	30,155	374	2002	5 - 39
Morris Hills Shopping Center Parsippany, NJ		(1)	4,646	15,565	706	4,646	16,271	20,917	3,847	1999	10 - 39
NEW MEXICO
St. Francis Plaza Santa Fe, NM	866		891	2,989	55	946	2,989	3,935	535	2000	10 - 39
NEW YORK
College Plaza Selden, NY		(1)	3,093	10,367	190	3,093	10,557	13,650	2,345	1999	9 - 39
Dalewood I Shopping Center Hartsdale, NY		(1)	1,767	5,918	90	1,767	6,008	7,775	1,352	1999	10 - 39
Dalewood II Shopping Center Hartsdale, NY		(1)	3,780	12,661	4	3,784	12,661	16,445	2,848	1999	10 - 39
Dalewood III Shopping Center Hartsdale, NY		(1)	2,646	8,861	73	2,646	8,934	11,580	2,025	1999	5 - 39
Falcaro's Plaza Lawrence, NY		(1)	1,881	6,301	109	1,881	6,410	8,291	1,456	1999	10 - 39

S-III-10

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Kings Park Shopping Center Kings Park, NY		(1)	1,839	6,160	379	1,839	6,539	8,378	1,405	1999	5 - 39
Nesconset Shopping Center Port Jefferson Station, NY		(1)	2,622	8,787	771	2,859	9,321	12,180	2,323	1999	3—39
Parkway Plaza Carle Place, NY		(1)	3,786	12,678	437	3,786	13,115	16,901	2,948	1999	3 - 39
Roanoke Plaza Riverhead, NY		(2)	1,653	5,541	349	1,653	5,890	7,543	1,331	1999	4—39
Rockville Centre Shopping Center Rockville Centre, NY		(1)	897	3,006	1,252	897	4,258	5,155	1,270	1999	9 - 39
Salmon Run Plaza Watertown, NY	4,938		2,096	7,015	172	2,103	7,180	9,283	675	2002	15 - 39
Suffolk Plaza East Setauket, NY		(1)	1,182	4,042	471	1,182	4,513	5,695	979	1999	5 - 39
Three Village Plaza East Setauket, NY		(1)	1,763	5,909	160	1,763	6,069	7,832	1,378	1999	5 - 39
Turnpike Plaza Huntington Station, NY		(2)	908	3,044	107	908	3,151	4,059	705	1999	10 - 39
NORTH CAROLINA
The Commons at Chancellor Park Charlotte, NC	—		4,922	16,502	2,099	4,922	18,601	23,523	3,814	1999	5 - 39
Crown Point Shopping Center Charlotte, NC		(1)	2,096	7,026	67	2,162	7,027	9,189	1,613	1999	10 - 39
Franklin Square Gastonia, NC	13,583		6,084	20,369	474	6,235	20,692	26,927	2,541	2001	3 - 39

S-III-11

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Innes Street Market Salisbury, NC	12,830		6,158	20,615	4,790	6,019	25,544	31,563	7,179	1999	4 - 39
McMullen Creek Shopping Center Charlotte, NC		(1)	6,580	22,047	856	6,580	22,903	29,483	5,231	1999	1 - 39
New Centre Market Wilmington, NC		(2)	3,904	13,070	226	3,904	13,296	17,200	2,508	1999	5 - 39
Tarrymore Square Raleigh, NC		(1)	4,891	16,392	1,065	5,016	17,332	22,348	3,874	1999	3 - 39
University Commons Wilmington, NC		(1)	4,370	14,646	3,121	4,370	17,767	22,137	3,656	1999	5 - 39
University Commons Greenville Greenville, NC		(2)	5,976	20,009	61	5,977	20,069	26,046	3,815	1999	5 - 39
Wendover Place Greensboro, NC		(2)	8,309	27,819	8,473	10,085	34,516	44,601	6,147	1999	3 - 39
OHIO
30th Street Plaza Canton, OH	—		3,071	10,279	34	3,070	10,314	13,384	1,826	2000	8 - 39
Clock Tower Plaza Lima, OH	—		3,409	11,409	348	3,552	11,614	15,166	2,137	2000	2 - 39
Salem Consumer Square Trotwood, OH	10,284		5,964	19,965	373	6,053	20,249	26,302	3,636	2000	3 - 39
PENNSYLVANIA
Boyertown Plaza Boyertown, PA		(1)	675	2,265	1,167	675	3,432	4,107	769	1999	5 - 39
Colonial Commons Harrisburg, PA	—		11,703	40,266	—	11,703	40,266	51,969	762	2004	15 - 39
Lehigh Shopping Center Bethlehem, PA		(1)	4,125	13,831	3,359	4,125	17,190	21,315	4,213	1999	5 - 39
Warminster Towne Center Warminster, PA	21,797		7,677	25,703	266	7,677	25,969	33,646	1,953	2002	6 - 39

S-III-12

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
SOUTH DAKOTA
Baken Park Rapid City, SD	—		3,119	10,440	745	3,119	11,185	14,304	2,142	2000	3 - 39
TENNESSEE
Oakwood Commons Hermitage, TN		(1)	3,740	12,542	3,578	3,761	16,099	19,860	2,920	1999	3 - 39
Watson Glen Shopping Center Franklin, TN		(1)	3,381	11,336	455	3,381	11,791	15,172	2,650	1999	5 - 39
Williamson Square Franklin, TN	10,830		4,779	15,994	2,147	4,777	18,143	22,920	3,308	2000	1 - 39
The Market of Wolfcreek Memphis, TN	23,385		8,365	28,006	—	8,365	28,006	36,371	11	2004	15 - 39
TEXAS
Buckingham Place Richardson, TX	5,773		2,283	7,584	30	2,283	7,614	9,897	308	2003	3 - 39
The Crossing North Richland Hills, TX	—		4,916	16,458	356	4,916	16,814	21,730	726	2003	4 - 39
Las Colinas Village Irving, TX	—		4,415	14,817	1,157	4,646	15,743	20,389	681	2003	5 - 39
Randall's Bay Area Webster, TX	—		1,635	5,474	—	1,635	5,474	7,109	239	2003	15 - 39
Randall's Fairmont Pasadena, TX	—		2,590	8,671	35	2,590	8,706	11,296	380	2003	5 - 39
Royal Oaks Village Houston, TX	—		7,318	24,498	222	7,318	24,720	32,038	1,071	2003	5 - 39
Trinity Commons Fort Worth, TX	15,916		2,156	20,752	19	2,156	20,771	22,927	844	2003	5 - 39

S-III-13

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
VIRGINIA
Spradlin Farm Christianburg, VA	18,003		5,456	18,267	40	5,456	18,307	23,763	1,319	2003	5 - 39
VERMONT
Rutland Plaza Rutland, VT		(1)	4,037	13,530	219	4,037	13,749	17,786	3,099	1999	4 - 39
WISCONSIN
Fairacres Shopping Center Oshkosh, WI	—		1,563	5,230	56	1,612	5,237	6,849	935	2000	4 - 39
Fitchburg Ridge Madison, WI	—		481	1,611	866	481	2,477	2,958	372	2000	5 - 39
Fox River Plaza Burlington, WI	—		1,654	5,536	156	1,654	5,692	7,346	1,048	2000	3 - 39
Madison Plaza Madison, WI	—		904	3,026	328	904	3,354	4,258	666	2000	4 - 39
Mequon Pavilions Mequon, WI	—		6,296	21,075	2,626	6,443	23,554	29,997	4,076	2000	3 - 39
Moorland Square New Berlin, WI	—		1,881	6,299	67	1,912	6,335	8,247	1,126	2000	5 - 39
Oak Creek Centre Oak Creek, WI	—		1,357	4,546	180	1,380	4,703	6,083	838	2000	4 - 39
Park Plaza Manitowoc, WI	—		1,586	5,305	296	1,693	5,494	7,187	1,047	2000	4 - 39
Spring Mall Greenfield, WI	8,141		3,136	10,499	4,296	3,176	14,755	17,931	2,192	2000	5 - 39
Taylor Heights Sheboygan, WI	—		1,976	6,618	38	1,976	6,656	8,632	1,174	2000	7 - 39

S-III-14

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

			Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances		Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
OFFICE BUILDINGS
MASSACHUSETTS
William J. McCarthy Boston, MA	34,782	(3)	4,700	18,807	2,355	4,700	21,162	25,862	3,578	1999	3 - 39
545 Boylston Street Boston, MA		(3)	4,300	17,206	1,248	4,300	18,454	22,754	3,137	1999	2 - 39
NEW YORK
Executive Office Building Great Neck, NY	—		834	3,338	281	834	3,619	4,453	673	1999	3 - 39

TOTAL	$649,040		$547,433	$1,849,450	$143,958	$556,798	$1,984,043	$2,540,841	$318,203

(1)
Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $235,465,000 at December 31, 2004.

(2)
Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $79,827,000 at December 31, 2004.

(3)
Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $34,782,000 at December 31, 2004.

S-III-15

	Years ended December 31,
	2004	2003
Cost:
Balance, beginning of year	$2,399,973	2,178,533
Acquisitions and other additions	178,482	238,140
Sale of properties and other deductions	(37,614)	(16,700)

Balance, end of year	$2,540,841	2,399,973

Accumulated Depreciation:
Balance, beginning of year	$242,741	170,029
Depreciation provided	81,420	74,354
Sale of properties and other deductions	(5,958)	(1,642)

Balance, end of year	$318,203	242,741

S-III-16

QuickLinks

HERITAGE PROPERTY INVESTMENT TRUST, INC. ANNUAL REPORT ON FORM 10-K INDEX
PART I
  Item 1: Business
  Item 2: Properties
  Item 3: Legal Proceedings
  Item 4: Submission of Matters to a Vote of Security Holders
PART II
  Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6: Selected Financial Data
  Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
Debt Analysis
  Item 7A: Quantitative and Qualitative Disclosures About Market Risk
  Item 8: Financial Statements
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A: Controls and Procedures
  Item 9B: Other Information
PART III
  Item 10: Directors and Executive Officers of the Registrant
  Item 11: Executive Compensation
  Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13: Certain Relationships and Related Transactions
  Item 14: Principal Accounting Fees and Services
PART IV
  Item 15: Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Balance Sheets December 31, 2004 and 2003 (In thousands, except for share amounts)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Operations Years ended December 31, 2004, 2003 and 2002 (In thousands, except per-share data)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Comprehensive Income (Loss) Years ended December 31, 2004, 2003 and 2002 (In thousands)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Changes in Shareholders' Equity Years ended December 31, 2004, 2003 and 2002 (In thousands, except per-share data)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Cash Flows Years ended December 31, 2004, 2003 and 2002 (In thousands)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Notes to Consolidated Financial Statements Years ended December 31, 2004, 2003 and 2002