Form 10-Q
period 2005-03-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2005-05-06
CIK 1158265

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 2, 2005, there were 47,232,686 shares of the Company’s $0.001 par value common stock outstanding.

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

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(Unaudited and in thousands of dollars)

	March 31, 2005	December 31, 2004
Assets
Real estate investments, net	$2,207,347	$2,222,638
Cash and cash equivalents	2,697	6,720
Accounts receivable, net of allowance for doubtful accounts of $9,910 in 2005 and $9,583 in 2004	45,627	41,148
Prepaids and other assets	25,382	24,488
Investment in joint venture	3,510	3,406
Deferred financing and leasing costs	54,438	54,150

Total assets	$2,339,001	$2,352,550

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$645,399	$649,040
Unsecured notes payable	449,813	449,763
Line of credit facility	211,000	196,000
Accrued expenses and other liabilities	83,306	95,989
Accrued distributions	25,070	24,915

Total liabilities	1,414,588	1,415,707

Exchangeable limited partnership units	12,943	13,110
Other minority interest	2,425	2,425

Total minority interests	15,368	15,535

Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,230,253 and 46,934,285 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	47	47
Additional paid-in capital	1,162,888	1,154,360
Cumulative distributions in excess of net income	(244,666)	(229,818)
Unearned compensation	(8,772)	(2,775)
Other comprehensive loss	(452)	(506)

Total shareholders’ equity	909,045	921,308

Total liabilities and shareholders’ equity	$2,339,001	$2,352,550

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Three Months ended March 31, 2005 and 2004
(Unaudited and in thousands, except per-share data)

	Three Months Ended March 31,
	2005	2004

Revenue:
Rentals and recoveries	$87,959	$80,601
Interest and other	208	204
Total revenue	88,167	80,805
Expenses:
Property operating expenses	14,360	12,740
Real estate taxes	12,314	11,876
Depreciation and amortization	23,977	21,364
Interest	20,892	17,615
General and administrative	6,561	5,282
Total expenses	78,104	68,877
Income before allocation to minority interests	10,063	11,928
Income allocated to exchangeable limited partnership units	(108)	(65)
Income allocated to Series B & C Preferred Units	—	(1,208)
Income before discontinued operations	9,955	10,655
Income from discontinued operations	—	233
Net income attributable to common shareholders	$9,955	$10,888
Basic per-share data:
Income before discontinued operations	$0.21	$0.23
Income from discontinued operations	—	—
Income attributable to common shareholders	$0.21	$0.23

Weighted average common shares outstanding	47,039	46,377
Diluted per-share data:
Income before discontinued operations	$0.21	$0.23
Income from discontinued operations	—	—
Income attributable to common shareholders	$0.21	$0.23

Weighted average common and common equivalent shares outstanding	47,971	46,841

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2005 and 2004
(Unaudited and in thousands)

	Three Months Ended March 31,
	2005	2004

Net income attributable to common shareholders	$9,955	$10,888
Other comprehensive (loss) income:
Realized gain from settlement of cash flow hedges	—	1,185
Reclassification adjustment for accretion of net realized loss on cash flow hedges	(54)	—
Total other comprehensive (loss) income	(54)	1,185
Comprehensive income	$9,901	$12,073

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2005 and 2004

(unaudited and in thousands of dollars)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$9,955	$10,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,977	21,470
Amortization of deferred debt financing costs	689	462
Amortization of debt premiums and discount	(559)	(380)
Amortization of effective portion of interest rate swaps	54	—
Compensation expense associated with stock plans, including acceleration of unvested stock options	1,923	1,347
Earnings from unconsolidated investment in joint venture	(104)	—
Income allocated to Series B & C Preferred Units	—	1,208
Income allocated to exchangeable limited partnership units	108	65
Changes in operating assets and liabilities	(13,688)	(8,926)
Net cash provided by operating activities	22,355	26,134
Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(9,853)	(5,631)
Expenditures for capitalized leasing commissions	(1,839)	(968)
Expenditures for furniture, fixtures and equipment	(34)	(461)
Net cash used for investing activities	(11,726)	(7,060)
Cash flows from financing activities:
Proceeds from the issuance of common stock	456	4,938
Repurchase of common stock	—	(34)
Repayments of mortgage loans payable	(3,032)	(7,187)
Proceeds from prior line of credit facility	26,000	74,000
Proceeds from new line of credit facility	211,000	—
Repayments under prior line of credit facility	(11,000)	(12,000)
Repayments of prior line of credit facility	(211,000)	—
Proceeds from interest swap termination	—	1,185
Distributions paid to exchangeable limited partnership unit holders	(275)	(179)
Distributions paid to Series B & C Preferred Unit holders	—	(653)
Redemption of Series B and C Preferred Units	—	(50,000)
Common stock distributions paid	(24,642)	(24,257)
Expenditures for deferred debt financing costs	(2,159)	—
Expenditures for equity issuance costs	—	(91)
Net cash used for financing activities	(14,652)	(14,278)
Net (decrease) increase in cash and cash equivalents	(4,023)	4,796
Cash and cash equivalents:
Beginning of period	6,720	5,464
End of period	$2,697	$10,260

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  However, amounts presented in the condensed consolidated balance sheet as of December 31, 2004 are derived from the audited financial statements of the Company at that date.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications of 2004 amounts have been made to conform to the 2005 presentation.

The condensed consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004.

2.              Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code and believes it is operating so as to qualify as a REIT. In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company’s policy to distribute 100% of its taxable income to shareholders; accordingly, no provision has been made for federal income taxes.

3.              Stock-Based Compensation

At March 31, 2005, the Company had one stock-based compensation plan (the “Plan”).  The Company accounts for this Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost related to stock option grants is reflected in the Company’s reported results, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) to stock-based employee compensation (in thousands, except per-share data):

	Three months ended March 31,
	2005	2004
Net income, as reported	$9,955	$10,888
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	181	203

Pro forma net income attributable to common shareholders	$9,774	$10,685

Earnings per share:
Basic – as reported	$0.21	$0.23
Basic – pro forma	$0.21	$0.23

Diluted – as reported	$0.21	$0.23
Diluted pro forma	$0.21	$0.23

Special Stock Grants

In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a fair market value per share of $23.65 on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003 based on the continued employment of these individuals with the Company through that date.

On March 3, 2003, the Company issued the second installment of 155,000 shares based on a value of $24.36 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 3, 2004 based on the continued employment of these individuals with the Company through that date. During the three-month period ended March 31, 2004, the Company recognized $0.5 million of compensation expense related to these shares.

On March 1, 2004, the Company issued the third installment of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a value of $29.70 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2005 based on the continued employment of these individuals with the Company through that date.  During the three-month periods ended March 31, 2005 and 2004, the Company recognized $0.7 million and $0.3 million, respectively, of compensation expense related to these shares.

On March 4, 2005, the Company issued the fourth installment of 134,000 shares (reduced from 155,000 to reflect the termination of employment of two of the participants) based on a value of $30.90 per share.  These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 4, 2006 subject to the continued employment of these individuals with the Company through that date.  During the three-month period ended March 31, 2005, the Company recognized $0.3 million of compensation expense related to these shares.  The unamortized compensation expense of $3.8 million is included as unearned compensation on the accompanying March 31, 2005 balance sheet and will be amortized ratably through March 3, 2006.

Annual Performance Shares

The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.

In March 2003, the Company issued 119,500 shares of restricted stock related to 2002 performance and based on a value on the date of issuance of $24.36 per share.  During each of the three-month periods ended March 31, 2005 and 2004, the Company recognized $0.2 million of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares.  The unamortized compensation expense of $0.4 million is included as unearned compensation on the accompanying March 31, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

In March 2004, the Company issued 108,000 shares of restricted stock related to 2003 performance and based on a value on the date of issuance of $28.47 per share.  During the three-month periods ended March 31, 2005 and 2004, the Company recognized $0.3 million and $0.2 million, respectively, of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares.  The unamortized compensation expense of $1.3 million is included as unearned compensation on the accompanying March 31, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

In March 2005, the Company issued 143,800 shares of restricted stock related to 2004 performance and based on a fair value on the date of issuance of $30.90 per share.  During the three-month periods ended March 31, 2005 and 2004, the Company recognized $0.4 million and $0.1 million, respectively, of compensation expense related to these shares, including the reimbursement of taxes to be paid by one employee related to the shares.  The unamortized compensation expense of $3.1 million is included as unearned compensation on the accompanying March 31, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

During the three-month period ended March 31, 2005, the Company also recorded $0.3 million of compensation expense related to 111,200 shares of restricted stock anticipated to be issued by the Company in 2006 related to 2005 performance, including the reimbursement of the taxes to be paid by one employee related to the shares.  This accrual is based on an estimate of the number of shares expected to be issued using the Company’s March 31, 2005 share price of $29.68 per share.  Assuming these shares are issued, the Company will recognize compensation expense with respect to these restricted shares ratably over the one-year performance and three-year vesting periods.

Deferred Stock Units

Effective January 1, 2004, the Company restructured its compensation program with respect to the payment of fees and other compensation to non-employee directors.  Non-employee directors (other than directors who are also trustees of the Company’s largest stockholder, Net Realty Holding Trust) receive an annual retainer, fees for Board meetings attended, Board committee chair retainers and fees for Board committee meetings attended.  Except as described below, these fees are typically paid in cash.

As part of the new compensation plan, the Company also eliminated the practice of issuing annual grants of stock options to directors.  In lieu of annual stock option grants, under the new plan, on January 1, the Company credits each non-employee director entitled to receive compensation with an annual grant of 1,000 “deferred stock units” for his or her service on the Board during the prior year.  On January 1 of each “service” year (“Service Year”), the Company begins to accrue compensation expense for deferred stock units expected to be credited for service on the Board during that Service Year.  The value of the deferred stock units, based on the market value of the Company's common stock on the date of the grant, is amortized to compensation expense over the Service Year.

In addition, beginning on the date on which deferred stock units are credited to a director for the prior Service Year, those deferred stock units are increased in the form of additional deferred stock units, by an amount equal to the relationship of dividends declared to the value of the common stock of the Company.  The deferred stock units credited to a director are not settled until he or she ceases to be on the Board of Directors, at which time an equivalent number of shares of common stock will be issued.

Deferred stock units may also be credited to directors in lieu of the payment of cash compensation.  Under the Company’s plan, directors may elect to receive their cash compensation, which is paid every six months, in the form of cash, shares of common stock or additional deferred stock units.  Deferred stock units credited to a director in lieu of cash compensation have the same terms as deferred stock units credited for annual service, except that these expected deferred stock units are credited in January and July of each year.

On January 1, 2005, an aggregate of 5,500 deferred stock units were credited to those directors entitled to receive compensation for the 2004 Service Year.  In addition, three directors elected to receive all or a portion of their cash compensation in the form of deferred stock units.  The Company credited these directors an aggregate of 4,564 additional deferred stock units.  Compensation expense related to all deferred stock units credited for the 2004 Service Year was $0.3 million.

In addition, during the quarter ended March 31, 2005, the Company accrued $0.2 million of compensation expense relating to deferred stock units expected to be credited to directors for the 2005 Service Year and as cash compensation with respect to those directors electing to receive deferred stock units in lieu of cash compensation.  The unamortized compensation expense of $0.1 million is included as unearned compensation on the accompanying March 31, 2005 balance sheet and will be amortized ratably during the remaining 2005 Service Year.

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

	Three months ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$9,955	47,039	$0.21
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	410	—
Operating partnership units	108	522	0.21
Diluted earnings per share:
Net income attributable to common shareholders	$10,063	47,971	$0.21

	Three months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$10,888	46,377	$0.23
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	124	—
Operating partnership units	65	340	0.19
Diluted earnings per share:
Net income attributable to common shareholders	$10,953	46,841	$0.23

In March 2004, the Company issued 68,166 shares of common stock in full settlement of 375,000 warrants held by the Prudential Insurance Company of America (“Prudential”) in accordance with the cashless exercise provisions of its warrant agreement.  The Company had issued these warrants in 1999 and 2000 in connection with advisory services provided by an affiliate of Prudential to the Company.  The Company did not incur any expense under SFAS No.123 as a result of the exercise of these warrants.

5.              Supplemental Cash Flow Information

During the three-month periods ended March 31, 2005 and 2004, interest paid was $18.9 million and $17.7 million, respectively, and state income and franchise tax payments, net of refunds, were $0.4 million and $0.2 million, respectively.

Included in accrued expenses and other liabilities at March 31, 2005 and December 31, 2004 are accrued expenditures for real estate investments of $4.3 million and $8.0 million, respectively.

6.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	March 31, 2005	December 31, 2004

Land	$360,643	$360,643
Land improvements	196,669	196,155
Buildings and improvements	1,896,878	1,894,101
Tenant improvements	69,699	64,241
Improvements in process	22,658	25,701
	2,546,547	2,540,841
Accumulated depreciation and amortization	(339,200)	(318,203)
Net carrying value	$2,207,347	$2,222,638

7.     Investment in Joint Venture

In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 302,000 square foot shopping center, of which the joint venture owns 210,000 square feet, located in a suburb of Grand Rapids, Michigan. The Company made an initial equity investment of $3.3 million, which has been accounted for under the equity method of accounting, and provided a short-term bridge loan of approximately $9.2 million, which was repaid in November 2004. The operations of the joint venture, consisting of incidental activity related to operating restaurants located on out parcels, are being reported on a 90-day lag basis. Accordingly, the operations for the period from October 1, 2004 through December 31, 2004 are included in the accompanying consolidated statement of operations and are classified as Interest and Other.

The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension). As of March 31, 2005, $14.1 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Company is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Company together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of March 31, 2005 is not material to the Company’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, in accordance with the joint venture agreement, the Company made an additional $0.7 million contribution to the joint venture.  In addition, the joint venture agreement was amended to change the income allocation and cash distributions of the joint venture.

8.     Debt

Prior Line of Credit

On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  Bradley Operating Limited Partnership (“Bradley OP”) and Heritage Property Investment Limited Partnership (“Heritage OP”), the Company’s two operating partnerships, were the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries guaranteed this line of credit.  This line of credit was used principally to fund growth opportunities and for working capital purposes.  At March 31, 2004, $196 million was outstanding on the prior line of credit.

Interest on this line of credit was determined at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company’s debt rating, and required monthly payments of interest.  The variable rate in effect at March 31, 2004, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.15%.  In addition, this line of credit had a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and required quarterly payments.

New Line of Credit

Under its terms, the prior line of credit would have matured on April 29, 2005. On March 29, 2005, the Company entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension.  At Heritage’s request, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and Bradley OP, Heritage OP and certain of the Company’s other subsidiaries have guaranteed the new line of credit. The new line of credit replaced the Company’s prior line of credit and is being used principally to fund growth opportunities and for working capital purposes.

The Company’s ability to borrow under the new line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits the Company’s ability to make distributions in excess of 90% of the Company’s annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at March 31, 2005, including the lender’s margin of 80 basis points and borrowings outstanding, was 3.52%. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in  the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

Heritage loaned the proceeds from the new line of credit borrowings to Bradley OP, establishing a related party line of credit facility.  Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit.  As of March 31, 2005, $211 million was outstanding under the new line of credit facility.

The Company is in compliance with all applicable covenants under the new line of credit as of March 31, 2005.

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

In addition, the notes described above have been guaranteed by the Company’s two operating partnerships.  The indentures under which these notes were issued contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by the Company and its subsidiaries.  The Company is in compliance with all applicable covenants under these indentures as of March 31, 2005.

In its acquisition of Bradley OP in September 2000, Heritage assumed unsecured notes payable consisting of a $100 million 7.0% fixed-rate issue which matured on November 15, 2004; $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other debt. These notes are all held directly by Bradley OP. On November 15, 2004, the Company repaid all of the $100 million 7.0% fixed-rate issue maturing on that date. The amount of unsecured Bradley OP notes payable outstanding at March 31, 2005 and December 31, 2004 was $101.5 million.

9.              Related Party Transactions

Transactions with NETT

In connection with the formation of the Company, environmental studies were not completed for all of the properties contributed by the Company's largest stockholder the New England Teamsters Trucking Industry Pension Fund (“NETT”). NETT has agreed to indemnify the Company for environmental costs of up to $50 million with respect to those contributed properties.  The environmental costs include completing environmental studies and any required remediation.  Since its formation in July 1999, the Company has been reimbursed by NETT for approximately $2.2 million of environmental costs pursuant to this indemnity.

In November 1999, the Company entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts.  This joint venture is owned 94% by NETT and 6% by the Company.  The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company manages the building.  The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003.  The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through March 31, 2005.

In February 2004, the Company entered into an eleven-year lease with this joint venture for the lease of approximately 31,000 square feet of space and moved its corporate headquarters to this space during the first quarter of 2004.  Under the terms of this lease, which were negotiated on an arms-length basis, the Company began paying rent in February 2005.  The Company pays $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2010 through 2014.

In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space at the 535 Boylston Street office building to NETT for its Boston offices.  Net Realty Holding Trust assigned this lease to the Company as part of the Company’s formation.  The current term of this lease expired on March 31, 2005 and under this lease, NETT paid the Company $648,000 per year in minimum rent.  NETT did not renew this lease upon expiration.  We anticipate NETT will continue to occupy its space on a month-to-month basis and pay us rent under its prior lease through May 2005.

10.       Minority Interest

Exchangeable Limited Partnership Units

Exchangeable limited partnership units consist of 522,044 Bradley OP Units (“OP Units”) at March 31, 2005 and December 31, 2004, respectively, not owned by the Company. The holders of these Units may present such OP Units to Bradley OP for redemption at any time (subject to certain restrictions with particular holders). Upon presentation of an OP Unit, Bradley OP must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of the OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock.

Other Minority Interest

The Company has a single investment acquired in its acquisition of Bradley in which a minority interest participates in earnings based on terms specified in its partnership agreement. This minority interest amounted to $2.4 million at March 31, 2005 and December 31, 2004.

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

11.       Derivatives and Hedging Instruments

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy to hedge the variable cash flows associated with floating-rate debt and forecasted interest payments on forecasted issuances of debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in Other Comprehensive Income (outside of earnings) and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

As of March 31, 2005, the Company had no outstanding derivatives.  During 2004, the Company entered into two sets of forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments related to two separate forecasted long-term debt issuances.  During the first quarter of 2004, the Company terminated the first of the forward-starting swaps at their fair value of $1.2 million upon issuance of the relevant hedged debt. During the fourth quarter of 2004, the Company terminated the remaining forward-starting swaps at their fair value of ($1.7) million upon issuance of the relevant hedged debt.  These amounts were deferred in Other Comprehensive Income and are being reclassified to interest expense as scheduled interest payments are made on the hedged debt.  As of March 31, 2005, the Company estimates that $0.2 million will be reclassified from Other Comprehensive Income as an increase in interest expense during the next 12 months.

12.       Segment Reporting

The Company predominantly operates in one industry segment – real estate ownership and management of retail properties. As of March 31, 2005, the Company owned 164 community and neighborhood shopping centers.  Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.  The Company defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

13.       Guarantor of Notes Payable

During 2004, the Company issued $350.0 million aggregate principal amount of its unsecured notes in two separate transactions to certain initial purchasers, who then sold those notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). These notes were guaranteed by Bradley OP and Heritage OP (the “Guarantors”). Each of the guarantees is full and unconditional and joint and several.

Because these notes were sold pursuant to exemptions from registration under the Securities Act, the notes and guarantees were subject to transfer restrictions. In connection with the issuance of the notes and guarantees, the Company and the Guarantors entered into registration rights agreements with the initial purchasers in which the Company and the Guarantors agreed to register with the Securities and Exchange Commission (“SEC”) under the Securities Act new notes (“Registered Notes”) and new guarantees (“Registered Guarantees”) to be exchanged for the original notes and guarantees.  Each of the Registered Guarantees is full and unconditional and joint and several.

The Company and the Guarantors filed a Registration Statement on Form S-4 with the SEC for the purpose of registering the Registered Notes and Registered Guarantees under the Securities Act.  Following the effectiveness of this Registration Statement, the Registered Notes and Registered Guarantees were exchanged for the original notes and guarantees.  Rule 3-10(a) of Regulation S-X requires the Company to file separate financial statements for guarantors of registered securities.  In lieu of providing such separate financial statements with respect to a wholly owned guarantor, Rule 3-10(f) of Regulation S-X requires the Company to include a footnote with respect to its guarantor and non-guarantor subsidiaries in its financial statements.

As a result of the foregoing, this footnote is being provided pursuant to Rule 3-10(f) of Regulation S-X in lieu of providing separate annual financial statements with respect to Heritage OP, a wholly-owned Guarantor.  Financial statements with respect to Bradley OP, a non-wholly owned Guarantor, are filed separately with the SEC.

The following represents summarized condensed consolidating financial information as of March 31, 2005 and December 31, 2004 with respect to the financial position of the Company and for the three-month period ended March 31, 2005, and 2004, with respect to the results of operations and cash flows of the Company and its subsidiaries. The “Parent Company” column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors’ columns are segregated between Bradley OP, which is 98.5% owned by the Company, and Heritage OP, a wholly-owned subsidiary of the Company. The “Non-Guarantor Subsidiaries” column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets

		Guarantors
March 31, 2005 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Real estate investments, net	$—	$1,001,996	$288,236	$917,115	$—	$2,207,347
Other assets	598,876	114,401	15,340	73,509	(670,472)	131,654
Investment in subsidiaries	902,265	186,244	327,665	—	(1,416,174)	—

Total assets	$1,501,141	$1,302,641	$631,241	$990,624	$(2,086,646)	$2,339,001

Liabilities and Shareholders’ Equity/Partners’ Capital

Liabilities:

Indebtedness	559,323	703,805	229,689	451,210	(637,815)	1,306,212
Other liabilities	32,773	56,881	28,299	23,080	(32,657)	108,376

Total liabilities	592,096	760,686	257,988	474,290	(670,472)	1,414,588

Minority interests	—	15,494	—	2,425	(2,551)	15,368

Shareholders’ equity / partners’ capital	909,045	526,461	373,253	513,909	(1,413,623)	909,045

Total liabilities and shareholders’ equity/partners’ capital	$1,501,141	$1,302,641	$631,241	$990,624	$(2,086,646)	$2,339,001

		Guarantors
December 31, 2004 (In Thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Real estate investments, net	$—	$1,009,467	$289,352	$923,819	$—	$2,222,638
Other assets	381,367	106,532	14,051	72,165	(444,203)	129,912
Investment in subsidiaries	916,511	186,749	325,997	—	(1,429,257)	—

Total assets	$1,297,878	$1,302,748	$629,400	$995,984	$(1,873,460)	$2,352,550

Liabilities and Shareholders’ Equity/Partners’ Capital

Liabilities:

Indebtedness	348,273	689,230	219,900	453,421	(416,021)	1,294,803
Other liabilities	28,297	59,957	33,440	27,392	(28,182)	120,904

Total liabilities	376,570	749,187	253,340	480,813	(444,203)	1,415,707

Minority interests	—	16,752	—	2,425	(3,642)	15,535

Shareholders’ equity/partners’ capital	921,308	536,809	376,060	512,746	(1,425,615)	921,308

Total liabilities and shareholders’ equity/partners’ capital	$1,297,878	$1,302,748	$629,400	$995,984	$(1,873,460)	$2,352,550

Condensed Statements of Operations

		Guarantors
Three months ended March 31, 2005 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$40,177	$11,393	$36,389	$—	$87,959
Interest and other	4,319	118	71	19	(4,319)	208

Total revenue	4,319	40,295	11,464	36,408	(4,319)	88,167

Expenses:
Property operating expenses	—	6,532	1,644	6,184	—	14,360
Real estate taxes	—	6,487	1,202	4,625	—	12,314
Depreciation and amortization	—	10,627	3,123	10,227	—	23,977
Interest	4,548	9,429	3,028	8,206	(4,319)	20,892
General and administrative	—	3,800	1,735	1,026	—	6,561

Total expenses	4,548	36,875	10,732	30,268	(4,319)	78,104

Income (loss) before allocation to minority interests	(229)	3,420	732	6,140	—	10,063

Income allocated to exchangeable partnership units	(108)	—	—	—	—	(108)
Income allocated to Series B & C preferred units	—	—	—	—	—	—
Subsidiary earnings	10,292	2,986	3,154	—	(16,432)	—

Income before discontinued operations	9,955	6,406	3,886	6,140	(16,432)	9,955

Income from discontinued operations	—	—	—	—	—	—

Net income	$9,955	$6,406	$3,886	$6,140	$(16,432)	$9,955

		Guarantors
Three months ended March 31, 2004 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$38,173	$11,194	$31,353	$(119)	$80,601
Interest and other	—	4	189	11	—	204

Total revenue	—	38,177	11,383	31,364	(119)	80,805

Expenses:
Property operating expenses	—	6,298	1,533	4,909	—	12,740
Real estate taxes	—	6,514	1,129	4,233	—	11,876
Depreciation and amortization	—	9,990	3,200	8,174	—	21,364
Interest	—	6,318	3,384	7,913	—	17,615
General and administrative	119	3,148	1,300	834	(119)	5,282

Total expenses	119	32,268	10,546	26,063	(119)	68,877

Income (loss) before allocation to minority interests	(119)	5,909	837	5,301	—	11,928

Income allocated to exchangeable partnership units	(65)	—	—	—	—	(65)
Income allocated to Series B & C preferred units	—	(1,208)	—	—	—	(1,208)
Subsidiary earnings	11,072	2,613	2,688	—	(16,373)	—

Income before discontinued operations	10,888	7,314	3,525	5,301	(16,373)	10,655

Income from discontinued operations	—	141	92	—	—	233

Net income	$10,888	$7,455	$3,617	$5,301	$(16,373)	$10,888

Condensed Statements of Cash Flows

		Guarantors
Three months ended March 31, 2005 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$26,345	$16,219	$3,981	$16,819	$(41,009)	$22,355

Cash flows from investing activities	—	(5,829)	(3,324)	(2,573)	—	(11,726)

Cash flows from financing activities	(26,345)	(13,913)	(873)	(14,530)	41,009	(14,652)

Change in cash and cash equivalents	—	(3,523)	(216)	(284)	—	(4,023)

Beginning of period	—	3,725	959	2,036	—	6,720

End of period	$—	$202	$743	$1,752	$—	$2,697

		Guarantors
Three months ended March 31, 2004 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$18,259	$11,663	$10,331	$23,613	$(37,732)	$26,134

Cash flows from investing activities	—	(3,044)	(924)	(3,092)	—	(7,060)

Cash flows from financing activities	(18,259)	(5,739)	(8,262)	(19,750)	37,732	(14,278)

Change in cash and cash equivalents	—	2,880	1,145	771	—	4,796

Beginning of period	—	1,292	1,139	3,033	—	5,464

End of period	$—	$4,172	$2,284	$3,804	$—	$10,260

14.       Subsequent Event

Joint Venture Acquisition

In April 2005, the Company, through its joint venture with Intercontinental Real Estate Corporation acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt.  The Company has a minority interest in the joint venture and is the property manager of  Skillman Abrams pursuant to a property management agreement.

ITEM 2:                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  The forward-looking statements reflect the Company’s current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company’s actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results.  The factors that could cause actual results to differ materially from current expectations include financial performance and operations of the Company’s shopping centers, including the Company’s tenants, real estate conditions, current and future bankruptcies of the Company’s tenants, execution of shopping center redevelopment programs, the Company’s ability to finance the Company’s operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and from time to time in other filings with the Securities and Exchange Commission.  The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.”  We are one of the nation’s largest owners of neighborhood and community shopping centers.  As of March 31, 2005, we had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of GLA, of which approximately 28.0 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 93.0% leased as of March 31, 2005.

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

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located.  The retail sector continues to change dramatically as a result of continued industry consolidation due to the continuing strength of Wal-Mart and large retail bankruptcies resulting in an excess amount of available retail space and greater competition.  We believe that the nature of the properties that we primarily own and invest in—grocer- and multi-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles.  This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy.  First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio.  During 2002, 2003, and the first quarter of 2004, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn during the early part of this decade.  However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, as well as the improvement in the overall performance of our portfolio and improving economic conditions within our markets, we experienced an increase of approximately 2.4% and 4.5% in our same property net operating income during 2004 and the first three months of 2005, respectively (after deducting lease termination activity).  We anticipate our same property operating performance for 2005 will be consistent with our performance during 2004.

During 2004, in order to re-let vacant space within our portfolio, we incurred higher revenue enhancing capital expenditures, such as tenant improvements and leasing commissions, than in prior periods as we re-positioned several of our centers for future growth.  We anticipate incurring additional revenue enhancing capital expenditures during 2005 as we seek further opportunities to reposition vacant space.

Secondly, we focus on achieving external growth by the expansion of our portfolio and we will continue to pursue targeted acquisitions of primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics.  We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth.  In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties.  The low cap rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties.  As a result, our effort to expand our portfolio through acquisition has been adversely affected.  We expect these conditions to persist for the foreseeable future.

As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors.  We completed our first joint venture arrangement with a third party developer during the second quarter of 2004.  However, with respect to joint venture arrangements with third party developers, in most cases, we do not anticipate that we will recognize the full economic benefit of such arrangements for 2-3 years.  In April 2005, we completed our first joint venture arrangement with an institutional investor.  We anticipate that a significant amount of our acquisition activity in 2005 will be through such joint venture arrangements.

In the near future, we intend to dispose of properties that are either not a strategic fit within our overall portfolio or to take advantage of favorable market conditions.  The disposition of shopping center properties may lead to short-term decreases in net operating income.  However, we intend to offset any such decreases by re-investing the proceeds of such sales to grow our existing portfolio, whether through acquisition or joint venture.  We may also use these sales proceeds to reduce our outstanding indebtedness, improving the quality of our balance sheet.

We currently expect to incur additional debt in connection with future acquisitions of real estate.  As of March 31, 2005, we had $1.3 billion of indebtedness, of which, approximately $662 million was unsecured indebtedness.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future, we intend to finance our operations and growth primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings.  We will also pursue additional joint venture arrangements aimed at providing alternative sources of capital.

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

Revenue Recognition

Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases commencing when the tenant takes possession of the space. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in accounts receivable. In addition, leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us, requiring us to estimate the amount of revenue from these recoveries. Such recoveries revenue is recorded based on management’s estimate of its recovery of certain operating expenses and real estate tax expenses, pursuant to the terms contained in related leases. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until those specified targets are met.

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

Real Estate Investments

At our formation in July 1999, contributed real estate investments were recorded at the carry-over basis of our predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds . Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley Real Estate, Inc. in September 2000 and other acquisitions since our formation, are recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred.

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

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The “as-if-vacant” value is then allocated amongst land, land improvements, building, and building improvements based on the Company’s estimate of replacement costs.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Investments in Unconsolidated Joint Venture

Upon entering into a joint venture agreement, the Company assesses whether the joint venture is considered a variable interest entity in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company has no interests in variable interest entities as of March 31, 2005. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”) and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

As of March 31, 2005, the Company accounts for its joint venture under the equity method of accounting because it exercises significant influence over, but does not control, this entity. This investment was recorded initially at cost, as Investment in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as other income. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities.

In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint ventures relating solely to the extent of the outside partner’s interest.

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreement with respect to our floating rate debt as of March 31, 2005 or 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

The following discussion is based on our consolidated financial statements for the three-month periods ended March 31, 2005 and 2004.

The comparison of operating results for the three-month periods ended March 31, 2005 and 2004 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes in income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements related to properties that have been sold prior to March 31, 2005 are excluded from the Same Property Portfolio and Total Portfolio information.

Comparison of the three-month period ended March 31, 2005 to the three-month period ended March 31, 2004.

The table below shows selected operating information for our Total Portfolio and the 163 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through March 31, 2005, which constitute the Same Property Portfolio for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rentals	$60,294	$59,618	$676	1.1%	$63,566	$59,758	$3,808	6.4%
Percentage rent	1,584	1,585	(1)	—	1,584	1,689	(105)	(6.2)%
Recoveries	20,577	18,627	1,950	10.5%	21,314	18,626	2,688	14.4%
Other property	1,494	528	966	183.0%	1,495	528	967	183.1%
Total revenue	83,949	80,358	3,591	4.3%	87,959	80,601	7,358	9.1%
Expenses:
Property operating expenses	13,731	12,741	990	7.8%	14,360	12,740	1,620	12.7%
Real estate taxes	11,886	11,875	11	0.1%	12,314	11,876	438	3.7%
Net operating income (*)	$58,332	$55,742	$2,590	4.6%	61,285	55,985	5,300	9.5%
Add:
Interest and other income					208	204	4	2.0%
Deduct:
Depreciation and amortization					23,977	21,364	2,613	12.2%
Interest					20,892	17,615	3,277	18.6%
General and administrative					6,561	5,282	1,279	24.2%
Income before allocation to minority interests					$10,063	$11,928	$(1,865)	(15.6)%

*                 For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 32.

The increase in rental revenue including termination fees for our Same Property Portfolio is primarily the result of an increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates.  As of March 31, 2005, our occupancy on a same property basis increased to 91.5% as compared to 90.0% as of March 31, 2004.

Percentage rent revenue remained flat for our Same Property Portfolio in first quarter of 2005 compared to first quarter of 2004.

Recoveries revenue increased for our Same Property Portfolio primarily as a result of an increase in property operating recovery income of $1.5 million as well as an increase in real estate tax recovery income of $0.5 million.  Property operating recovery income increased as a result of a $1.0 million increase in property operating expenses and an increase in recovery rates due to higher occupancy.  Real estate tax income increased mainly due to an increase in the recovery rates due to higher occupancy.

Other property income increased for our Same Property Portfolio primarily as a result of additional $1.0 million of tax incentive financing income at one of our shopping centers.

Property operating expenses in our Same Property Portfolio increased primarily due to $1.0 million of increased snow removal costs for properties primarily located in the Northeast.

Interest expense increased primarily as a result of an increase in overall indebtedness and an increase in interest rates.  Overall indebtedness increased as a result of the issuance of $350 million of unsecured notes issued in 2004.  Proceeds from these unsecured note issuances were used to pay down the prior line of credit and to fund acquisitions during the last three quarters of 2004.  In addition, portions of the proceeds of these bond offerings were used in November 2004 to repay the $100 million 7.0% bonds.  Interest expense for the line of credit increased $0.4 million due to higher LIBOR rates partially offset by lower average balances in the first quarter of 2005.  The interest rate on the Company’s line of credit increased to 3.25% for the quarter ended March 31, 2005 from 2.15% for the quarter ended March 31, 2004.

Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses increased $1.3 million for the three-month period ended March 31, 2005 as compared with the three-month period ended March 31, 2004.  This increase was primarily due to increased personnel costs of $0.7 million and increased professional fees of $0.3 million.  Personnel costs increased due to higher payroll costs associated with a larger workforce as well as an increase in stock compensation expense in the first quarter of 2005 as compared to the first quarter of 2004.  The increase in professional fees was due to costs associated with the Company’s compliance with provisions of the Sarbanes-Oxley Act as well as increased audit fees.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

At March 31, 2005, we had $2.7 million in available cash and cash equivalents.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

At March 31, 2005, we had $1.3 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.16% with an average maturity of 5.19 years.  As of March 31, 2005, our market capitalization was $2.7 billion, resulting in a debt-to-total market capitalization ratio of approximately 48.0%.

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

•                  Recurring maintenance capital expenditures necessary to properly maintain our properties;

•                  Interest expense and scheduled principal payments on outstanding indebtedness;

•                  Capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions; and

•                  Future distributions to our stockholders.

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures.  Maintenance capital expenditures were approximately $1.4 million, or $0.05 per square foot, for the three-months ended March 31, 2005.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit facility.  In addition, we believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements.  Cash flows provided by operating activities decreased to $22.4 million for the three months ended March 31, 2005 from $26.1 million for the three months ended March 31, 2004. The decrease in cash flows from operations is primarily attributable to the combined effect of an increase in accounts receivable and other assets offset by an increase in accounts payable.  As of March 31, 2005 we had an outstanding balance on our $400 million line of credit facility of $211 million, leaving us with $189 million of additional borrowing capacity under the line of credit.  At our request, our line of credit may be increased to $500 million.

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

As of March 31, 2005, the Company had 7 tenants operating under bankruptcy protection, the largest of which is Rhodes Furniture. The leases directly impacted by these bankruptcy filings totaled approximately 0.7% of our annualized base rent for all leases in which tenants were in occupancy at March 31, 2005.  In addition, subsequent to March 31, 2005, one additional tenant, Norstan Apparel Shops Inc., representing approximately 0.1% of our annualized base rent filed for bankruptcy protection.

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

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our line of credit, bridge financing, through the issuance of additional debt and equity securities and through long-term property mortgage indebtedness.  We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. In addition, we also intend to pursue additional capital for acquisitions through strategic joint ventures with institutional investors.  However, there are certain factors that may have a material adverse effect on our access to these capital resources.

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

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of March 31, 2005. Therefore, at this time, we believe that additional funds could be obtained, either in the form of additional unsecured borrowings or mortgage debt.  In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Environmental Matters

We currently have approximately eighteen properties in our portfolio that are undergoing or have been identified as requiring some form of remediation (including monitoring for compliance) to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our experience with properties in our portfolio, we believe the cost of remediation for contamination will range from approximately $10,000 to $300,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property.

Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.2 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

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

Contractual Obligations, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table summarizes our repayment obligations under our indebtedness outstanding as of March 31, 2005 (in thousands):

Property	2005 (1)	2006	2007	2008	2009	Thereafter	Total
	(in thousands of dollars)
Mortgage loans payable:

Franklin Square	$13,468	—	—	—	—	—	$13,468
Williamson Square	10,741	—	—	—	—	—	10,741
Riverchase Village Shopping Center	9,684	—	—	—	—	—	9,684
Meridian Village Plaza (2)	222	4,841	—	—	—	—	5,063
Spring Mall	91	8,021	—	—	—	—	8,112
Southport Centre	121	171	9,593	—	—	—	9,885
Long Meadow Commons (2) (3)	240	344	8,717	—	—	—	9,301
Innes Street Market	266	380	12,098	—	—	—	12,744
Southgate Shopping Center	82	119	2,166	—	—	—	2,367
Salem Consumer Square	342	504	559	8,774	—	—	10,179
St. Francis Plaza	144	207	225	243	—	—	819
Burlington Square (2)	142	209	227	224	12,743	—	13,545
Buckingham Place (2)	45	69	74	79	5,054	—	5,321
County Line Plaza (2)	151	222	240	256	16,002	—	16,871
Trinity Commons (2)	125	185	200	214	13,776	—	14,500
8 shopping centers, cross collateralized	1,291	1,843	1,993	2,154	72,132	—	79,413
Montgomery Commons (2)	58	86	94	100	102	7,334	7,774
Warminster Towne Center (2)	192	283	307	329	362	18,294	19,767
Clocktower Place (2)	88	132	144	154	171	11,838	12,527
545 Boylston Street and William J. McCarthy Building	498	711	772	838	910	30,896	34,625
29 shopping centers, cross collateralized	1,845	2,728	2,955	3,147	3,461	220,654	234,790
The Market of Wolf Creek III (2)	68	98	106	113	125	8,177	8,687
Spradlin Farm (2)	139	203	219	232	253	16,187	17,233
The Market of Wolf Creek I (2)	111	163	176	188	206	9,327	10,171
Berkshire Crossing	393	550	576	603	633	11,635	14,390
Grand Traverse Crossing	276	394	424	457	492	11,151	13,194
Salmon Run Plaza (2)	242	349	381	417	456	2,736	4,581
Elk Park Center	225	321	346	374	403	6,503	8,172
Grand Traverse Crossing - Wal-Mart	125	179	193	208	225	4,190	5,120
The Market of Wolf Creek II (2)	73	103	111	120	129	1,428	1,964
Montgomery Towne Center	289	393	307	335	364	5,262	6,950
Bedford Grove - Wal-Mart	115	164	178	191	207	3,175	4,030
Berkshire Crossing - Home Depot/Wal-Mart	181	258	278	300	324	5,218	6,559

Total mortgage loans payable	$42,073	24,230	43,659	20,050	128,530	374,005	$632,547
Unsecured notes payable (4)	—	1,490	—	100,000	150,000	200,000	451,490
Line of credit facility	—	—	—	211,000	—	—	211,000

Total indebtedness	$42,073	25,720	43,659	331,050	278,530	574,005	$1,295,037

(1)	Represents the period from April 1, 2005 through December 31, 2005

(2)

The aggregate repayment amount of $632,547 does not reflect the unamortized mortgage loan premiums totaling $12,852 related to the assumption of fifteen mortgage loans with above-market contractual interest rates

(3)	Property is encumbered by two mortgage loans maturing in July 2007

(4)	The aggregate repayment amount of $451,490 does not reflect the unamortized original discounts of $1,677 related to the April and October 2004 bond issuances.

As of March 31, 2005, the indebtedness described in the table above requires principal amortization and balloon payments of $42 million for the remainder of 2005. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance future balloon payments through borrowings under our new unsecured credit facility.  We may also expect to refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of March 31, 2005, in addition to the repayment obligations under the indebtedness described above, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$14,688	609	—	—	—	—	$15,297
Ground leases and subleases	996	1,355	1,445	1,454	1,447	41,366	48,063
Office leases	838	1,144	1,146	1,148	1,266	6,115	11,657
Total	$16,522	3,108	2,591	2,602	2,713	47,481	$75,017

(1) Represents the period from April 1, 2005 through December 31, 2005

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

The repayment obligations reflected in the above table do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above table. These obligations related to the retirement benefit plan are more fully described in the Company’s 2004 Annual Report on Form 10-K.  Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

In May 2004, the Company entered into a joint venture agreement with a third party for the development and construction of a shopping center.  Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of the shopping center, which is estimated to occur in the spring of 2006, the Company may be required to purchase the third party’s joint venture interest.  The purchase price for this interest would be at the estimated fair market value.  This contingent obligation is not reflected in the table above.

We have fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to extension). As of March 31, 2005, $14.1 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of March 31, 2005 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Prior Line of Credit

On April 29, 2002, we entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  Bradley OP and Heritage OP were the borrowers under the line of credit and we, and certain of our other subsidiaries, guaranteed this line of credit, which was used principally to fund growth opportunities and for working capital purposes.  This line of credit was repaid with proceeds from our new line of credit (see below).

New Line of Credit

Under its terms, the prior line of credit would have matured on April 29, 2005. On March 29, 2005, we entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension.  At our request, this new line of credit may be increased to $500 million.  Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants.  This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating.  The variable rate in effect at March 31, 2005, including the lender’s margin of 80 basis points and borrowings outstanding, was 3.52%.  This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this line of credit.  This new line of credit replaces our prior line of credit and will be used principally to fund growth opportunities and for working capital purposes.  As of March 31, 2005, $211 million was outstanding under this new line of credit.

We believe we are in compliance with all of the financial covenants under this new line of credit as of March 31, 2005. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged.  These constraints on acquisitions could significantly impede our growth.

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

Notes due 2009.   On October 15, 2004, the Company completed the issuance and sale of $150 million principal amount of 4.50% notes due 2009 (the “2009 Notes”).  The 2009 Notes bear interest at a rate of 4.50% and mature on October 15, 2009.  The 2009 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

Notes due 2014.  On April 1, 2004, the Company completed the issuance and sale of $200 million principal amount of 5.125% notes due 2014 (the “2014 Notes”).  The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2014.  The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

We believe we are in compliance with all applicable covenants under these indentures as of March 31, 2005.

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

Notes due 2006.  In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the “2006 Notes”). The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006

Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of March 31, 2005.

Notes due 2008.  In January 1998, Bradley OP completed the offering of $100 million aggregate principal amount of its 7.2% Notes due 2008 (the “2008 Notes”). The 2008 Notes bear interest at 7.2% per year and mature on January 15, 2008. The 2008 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2008 Notes being redeemed plus accrued interest on the 2008 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2008 Notes that is designed to provide yield maintenance protection to the holders of these notes.

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of March 31, 2005.

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

The following table reflects the calculation of Funds from Operations (in thousands):

	Three months ended March 31,
	2005	2004

Net income	$9,955	$10,888
Add (deduct):
Depreciation and amortization (real-estate related):
Continuing operating	23,801	21,085
Discontinued Operations	—	106
Pro rata share of unconsolidated joint venture	8	—
Funds from Operations	$33,764	$32,079

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors.  Mr. Cammarata is non-executive Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until 2000.  Annualized base rent from the TJX Companies represents approximately 5.6% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2005.  TJX pays us rent in accordance with 51 written leases at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of our board of directors.  Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop.  Mr. Vaughn is also a member of the Board of Trustees of our largest stockholder, Net Realty Holding Trust.  Annualized base rent from Ahold USA and its subsidiary companies represent approximately 0.6% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2005.  Ahold USA and its subsidiary companies pay us rent in accordance with 3 written leases at our properties.

131 Dartmouth Street Joint Venture and Lease

In November 1999, we entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts.  This joint venture is owned 94% by our largest stockholder, NETT, and 6% by us.  We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building.  We have no ongoing capital contribution requirements with respect to this office building, which was completed in 2003.  We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through March 31, 2005.

In February 2004, we entered into an eleven-year lease with our joint venture with NETT for the lease of approximately 31,000 square feet of space at 131 Dartmouth Street and we moved our corporate headquarters to this space during the first quarter of 2004.  Under the terms of this lease, which were negotiated on an arms-length basis, Heritage began paying rent to the joint venture in February 2005. Heritage pays $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2010 through 2014.

Boston Office Lease

In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space in an office building at 535 Boylston Street to NETT for its Boston offices.  Net Realty Holding Trust assigned this lease to us as part of our formation.  The current term of this lease expired on March 31, 2005 and under this lease, NETT paid us $648,000 per year in minimum rent.  NETT did not renew this lease upon expiration.  We anticipate NETT will continue to occupy its space on a month-to-month basis and pay us rent under its prior lease through May 2005.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business.  Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 33, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders (the most directly comparable GAAP financial measure), plus income allocated to minority interests in Bradley OP, general and administrative expense, depreciation and amortization, and interest expense, less income from discontinued operations, and interest and other income

We use NOI internally, and believe NOI provides useful information to investors, as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following sets forth a reconciliation of NOI to net income available to common shareholders (in thousands):

	Three months ended March 31,
	2005	2004

Net operating income	$61,285	$55,985
Add:
Interest and other	208	204
Income from discontinued operations	—	233
Deduct:
Depreciation and amortization	23,977	21,364
Interest	20,892	17,615
General and administrative	6,561	5,282
Income allocated to exchangeable limited partnership units	108	65
Income allocated to Series B & C Preferred Units	—	1,208
Net income (loss) attributable to common shareholders	$9,955	$10,888

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

The following table presents our contractual fixed rate debt obligations as of March 31, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2005 (1)	2006	2007	2008	2009	2010+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$41,680	$23,680	$43,083	$19,447	$127,897	$362,370	$618,157	7.46%
Variable rate	393	550	576	603	633	11,635	14,390	4.69%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	211,000	—	—	211,000	3.52%
Total	$42,073	$25,720	$43,659	$331,050	$278,530	$574,005	$1,295,037	6.16%

(1)	Represents the period from April 1, 2005 through December 31, 2005.
(2)

The aggregate repayment amount of $1,295,037 does not reflect the unamortized mortgage loan premiums totaling $12,852 related to the assumption of fifteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,677 on the 2004 bond issuance.

If market rates of interest on our variable rate debt outstanding at March 31, 2005 increase by 10%, or 36 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.8 million annually.

We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2005. We have, in the past, used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium-and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2005 in relation to total assets and our total market capitalization.

ITEM 4:                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

10.12

Credit Agreement, dated as of March 29, 2005 by and among Heritage Property Investment Trust, Inc., Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Agent, each of Deutsche Bank Trust Company Americas and Key Bank National Association, as Syndication Agents, each of Bank of America, National Association and Commerzbank Aktiengesellschaft, New York Branch, as Documentation Agents, and each of the financial institutions initially a signatory to the Credit Agreement (Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 30, 2005, as amended by the Registrant's Current Report on Form 8-K/A dated April 21, 2005).

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

Dated: May 6, 2005

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer