Form 10-Q
period 2005-06-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2005-08-05
CIK 1158265

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 1, 2005, there were 47,310,643 shares of the Company’s $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO FORM 10-Q

PART I

ITEM 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3. Defaults upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits

SIGNATURES

CERTIFICATIONS

HERITAGE PROPERTY INVESTMENT TRUST, INC.

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Unaudited and in thousands of dollars)

	June 30, 2005	December 31, 2004
Assets
Real estate investments, net	$2,196,192	$2,222,638
Cash and cash equivalents	1,598	6,720
Accounts receivable, net of allowance for doubtful accounts of $9,818 in 2005 and $9,583 in 2004	48,710	41,148
Prepaids and other assets	25,907	24,488
Investments in unconsolidated joint ventures	5,411	3,406
Deferred financing and leasing costs	50,643	54,150

Total assets	$2,328,461	$2,352,550

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$628,487	$649,040
Unsecured notes payable	449,864	449,763
Line of credit facility	232,000	196,000
Accrued expenses and other liabilities	81,307	95,989
Accrued distributions	25,095	24,915

Total liabilities	1,416,753	1,415,707

Minority Interests:
Exchangeable limited partnership units	12,123	13,110
Other minority interest	2,425	2,425

Total minority interests	14,548	15,535

Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,302,857 and 46,934,285 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	47	47
Additional paid-in capital	1,164,960	1,154,360
Cumulative distributions in excess of net income	(260,377)	(229,818)
Unearned compensation	(7,072)	(2,775)
Other comprehensive loss	(398)	(506)

Total shareholders’ equity	897,160	921,308

Total liabilities and shareholders’ equity	$2,328,461	$2,352,550

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Six Months ended June 30, 2005 and 2004
(Unaudited and in thousands, except per-share data)

	Six Months Ended June 30,
	2005	2004

Revenue:
Rentals and recoveries	$173,402	$159,689
Interest, other, and joint venture fee income	357	271
Total revenue	173,759	159,960
Expenses:
Property operating expenses	25,743	23,011
Real estate taxes	24,879	24,274
Depreciation and amortization	48,699	43,124
Interest	41,743	37,030
General and administrative	13,603	10,947
Total expenses	154,667	138,386
Income before gain on sale of marketable securities	19,092	21,574
Gain on sale of marketable securities	8	—
Income before equity in income from unconsolidated joint ventures and allocation to minority interests	19,100	21,574
Equity in income from unconsolidated joint ventures	159	—
Income allocated to exchangeable limited partnership units	(179)	(143)
Income allocated to Series B & C Preferred Units	—	(1,763)
Income before discontinued operations	19,080	19,668
Discontinued Operations:
Income from discontinued operations	—	437
Gains on sales of discontinued operations	—	2,988
Income from discontinued operations	—	3,425
Net income attributable to common shareholders	$19,080	$23,093
Basic per-share data:
Income before discontinued operations	$0.40	$0.42
Income from discontinued operations	—	0.08
Income attributable to common shareholders	$0.40	$0.50

Weighted average common shares outstanding	47,151	46,551
Diluted per-share data:
Income before discontinued operations	$0.40	$0.42
Income from discontinued operations	—	0.07
Income attributable to common shareholders	$0.40	$0.49

Weighted average common and common equivalent shares outstanding	48,130	47,169

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Three Months ended June 30, 2005 and 2004
(Unaudited and in thousands, except per-share data)

	Three Months Ended June 30,
	2005	2004

Revenue:
Rentals and recoveries	$85,443	$79,088
Interest, other, and joint venture fee income	254	67
Total revenue	85,697	79,155
Expenses:
Property operating expenses	11,383	10,271
Real estate taxes	12,565	12,398
Depreciation and amortization	24,722	21,760
Interest	20,851	19,415
General and administrative	7,042	5,664
Total expenses	76,563	69,508
Income before gain on sale of marketable securities	9,134	9,647
Gain on sale of marketable securities	8	—
Income before equity in income from unconsolidated joint ventures and allocation to minority interests	9,142	9,647
Equity in income from unconsolidated joint ventures	54	—
Income allocated to exchangeable limited partnership units	(71)	(78)
Income allocated to Series C Preferred Units	—	(555)
Income before discontinued operations	9,125	9,014
Discontinued operations:
Income from discontinued operations	—	205
Gains on sales of discontinued operations	—	2,988
Income from discontinued operations	—	3,193
Net income attributable to common shareholders	$9,125	$12,207
Basic per-share data:
Income before discontinued operations	$0.19	$0.19
Income from discontinued operations	—	0.07
Income attributable to common shareholders	$0.19	$0.26

Weighted average common shares outstanding	47,262	46,726
Diluted per-share data:
Income before discontinued operations	$0.19	$0.19
Income from discontinued operations	—	0.07
Income attributable to common shareholders	$0.19	$0.26

Weighted average common and common equivalent shares outstanding	48,293	46,885

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Comprehensive Income
Three and Six months ended June 30, 2005 and 2004
(Unaudited and in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Net income attributable to common shareholders	$19,080	$23,093	$9,125	$12,207
Other comprehensive income:
Realized gain from settlement of cash flow hedge	—	1,185	—	—
Unrealized holding gains arising during the period	8	465	8	465
Reclassification adjustment for accretion of net realized loss (gain) of cash flow hedges	108	(30)	54	(30)
Reclassification adjustment for realized gain from sale of marketable securities	(8)	—	(8)	—
Total other comprehensive income	108	1,620	54	435
Comprehensive income	$19,188	$24,713	$9,179	$12,642

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2005 and 2004

(unaudited and in thousands of dollars)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$19,080	$23,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,699	43,337
Amortization of deferred debt financing costs	1,149	979
Amortization of debt premiums and discounts	(1,118)	(760)
Amortization of effective portion of interest rate swaps	108	(30)
Compensation expense associated with stock plans, including acceleration of unvested stock options	3,964	2,905
Net gains on sales of real estate investments	—	(2,988)
Earnings from unconsolidated investment in joint ventures	(159)	—
Income allocated to Series B & C Preferred Units	—	1,763
Income allocated to exchangeable limited partnership units	179	143
Gain on sale of marketable securities	(8)	—
Changes in operating assets and liabilities	(19,715)	(14,588)
Net cash provided by operating activities	52,179	53,854
Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(17,939)	(21,665)
Expenditures for investment in joint ventures	(1,846)	(3,300)
Investment in mortgage loan receivable	—	(9,188)
Net proceeds from sales of real estate investments	—	7,205
Expenditures for capitalized leasing commissions	(3,088)	(1,930)
Redemption of exchangeable limited partnership units	(896)	—
Expenditures for furniture, fixtures and equipment	(333)	(1,345)
Proceeds from sale of marketable securities	121	—
Net cash used for investing activities	(23,981)	(30,223)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2,283	4,938
Repurchase of common stock	—	(34)
Repayments of mortgage loans payable	(19,334)	(9,873)
Proceeds from prior line of credit facility	26,000	240,000
Proceeds from new line of credit facility	250,000	—
Repayments under prior line of credit facility	(11,000)	(292,000)
Repayments of prior line of credit facility	(211,000)	—
Repayments under new line of credit facility	(18,000)	—
Proceeds from interest swap termination	—	1,185
Proceeds from issuance of unsecured bonds	—	198,278
Distributions paid to exchangeable limited partnership unit holders	(548)	(358)
Distributions paid to Series B & C Preferred Unit holders	—	(1,208)
Redemption of Series B Preferred Units	—	(50,000)
Common stock distributions paid	(49,436)	(48,789)
Expenditures for deferred debt financing costs	(2,185)	(1,889)
Expenditures for equity issuance costs	—	(201)
Expenditure for equity financing costs	(100)	—
Net cash used for financing activities	(33,320)	40,049
Net (decrease) increase in cash and cash equivalents	(5,122)	63,680
Cash and cash equivalents:
Beginning of period	6,720	5,464
End of period	$1,598	$69,144

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and in conformity with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  However, amounts presented in the condensed consolidated balance sheet as of December 31, 2004 are derived from the audited financial statements of the Company at that date.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications of 2004 amounts have been made to conform to the 2005 presentation.

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

2.              Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code and believes it is operating so as to qualify as a REIT. In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company’s policy to distribute at least 100% of its taxable income to its shareholders.  Accordingly, no provision has been made for federal income taxes.

3.              Gain on Sale of Marketable Securities

The Company received shares of a publicly traded company during the six-month periods ended June 30, 2005 and June 30, 2004 in settlement of the rejection of certain leases in connection with bankruptcy proceedings of the publicly traded company.  The Company accounts for investments in securities of publicly traded companies in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Investments.  All shares issued to the Company during the six-month period ended June 30, 2005 were sold during the second quarter of 2005 for proceeds of $0.1 million resulting in a realized gain of $8,000.

The shares issued to the Company in the six-month period ended June 30, 2004 had a fair value of $0.9 million.  The unrealized holding gain of $0.5 million was included in Other Comprehensive Income in the accompanying June 30, 2004 consolidated statement of comprehensive income.  These shares were sold in the three-month period ended September 30, 2004 for $1.0 million and accordingly, the $0.5 million unrealized gain included in Other Comprehensive Income at June 30, 2004 was reclassified into the statement of operations for the three-month period ending September 30, 2004.

As a result, no investment in marketable securities are included in the accompanying December 31, 2004 or June 30, 2005 consolidated balance sheets.

4.              Stock-Based Compensation

At June 30, 2005, the Company had one stock-based compensation plan (the “Plan”).  The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations.  No stock-based compensation cost related to stock option grants is reflected in the Company’s reported results as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to stock-based employee compensation (in thousands, except per-share data):

	Six months ended June 30,
	2005	2004
Net income, as reported	$19,080	$23,093
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	378	450

Pro forma net income attributable to common shareholders	$18,702	$22,643

Earnings per share:
Basic – as reported	$0.40	$0.50
Basic – pro forma	$0.40	$0.49

Diluted – as reported	$0.40	$0.49
Diluted pro forma	$0.39	$0.48

	Three months ended June 30,
	2005	2004
Net income, as reported	$9,125	$12,207
Deduct:
Total additional stock-based employee compensation expense determined under fair value based method for all awards	198	247

Pro forma net income attributable to common shareholders	$8,927	$11,960

Earnings per share:
Basic – as reported	$0.19	$0.26
Basic – pro forma	$0.19	$0.26

Diluted – as reported	$0.19	$0.26
Diluted pro forma	$0.19	$0.26

Special Stock Grants

In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a fair market value of $23.65 per share on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003 based on the continued employment of these individuals with the Company through that date.

On March 3, 2003, the Company issued the second installment of 155,000 shares based on a fair market value of $24.36 per share on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 3, 2004 based on the continued employment of these individuals with the Company through that date.  During the six-month period ended June 30, 2004, the Company recognized $0.5 million of compensation expense related to these shares.

On March 1, 2004, the Company issued the third installment of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a fair market value of $29.70 per share on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2005 based on the continued employment of these individuals with the Company through that date.  During the six-month periods ended June 30, 2005 and 2004, the Company recognized $0.7 million and $1.4 million, respectively, of compensation expense related to these shares.

On March 4, 2005, the Company issued the fourth installment of 134,000 shares (reduced from 155,000 to reflect the termination of employment of two of the participants) based on a fair market value of $30.90 per share on the grant date.  These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 4, 2006 subject to the continued employment of these individuals with the Company through that date.  During the six-month period ended June 30, 2005, the Company recognized $1.4 million of compensation expense related to these shares.  The unamortized compensation expense of $2.8 million is included as unearned compensation on the accompanying June 30, 2005 balance sheet and will be amortized ratably through March 3, 2006.

Annual Performance Shares

The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.

In March 2003, the Company issued 119,500 shares of restricted stock related to 2002 performance and based on a fair market value on the date of issuance of $24.36 per share.  During each of the six-month periods ended June 30, 2005 and 2004, the Company recognized $0.4 million of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares.  The unamortized compensation expense of $0.3 million is included as unearned compensation on the accompanying June 30, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

In March 2004, the Company issued 108,000 shares of restricted stock related to 2003 performance and based on a fair market value on the date of issuance of $28.47 per share.  During the six-month periods ended June 30, 2005 and 2004, the Company recognized $0.5 million and $0.6 million, respectively, of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares.  The unamortized compensation expense of $1.1 million is included as unearned compensation on the accompanying June 30, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

In March 2005, the Company issued 143,800 shares of restricted stock related to 2004 performance and based on a fair market value on the date of issuance of $30.90 per share.  During the six-month periods ended June 30, 2005 and 2004, the Company recognized $0.7 million and $0.3 million, respectively, of compensation expense related to these shares, including the reimbursement of taxes to be paid by one employee related to the shares.  The unamortized compensation expense of $2.8 million is included as unearned compensation on the accompanying June 30, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

During the six-month period ended June 30, 2005, the Company also recorded $0.6 million of compensation expense related to 111,200 shares of restricted stock anticipated to be issued by the Company in 2006 related to 2005 performance, including the reimbursement of the taxes to be paid by one employee related to the shares.  This accrual is based on an estimate of the number of shares expected to be issued using the Company’s June 30, 2005 share price of $35.02 per share.  Assuming these shares are issued, the Company will recognize compensation expense with respect to these restricted shares ratably over the one-year performance and three-year vesting periods.

Deferred Stock Units

The Company maintains a compensation plan relating to the payment of fees and other compensation to non-employee directors.  Non-employee directors (other than directors who are also trustees of the Company’s largest stockholder, Net Realty Holding Trust) receive an annual retainer, fees for Board meetings attended, Board committee chair retainers and fees for Board committee meetings attended.  Except as described below, these fees are typically paid in cash.

Under the plan, on January 1 of each year, the Company credits each non-employee director entitled to receive compensation with an annual grant of 1,000 “deferred stock units” for his or her service on the Board during the prior year.  On January 1 of each “service” year (“Service Year”), the Company begins to accrue compensation expense for deferred stock units expected to be credited for service on the Board during that Service Year.  The value of the deferred stock units, based on the fair market value of the Company’s common stock on the date of the grant, is amortized to compensation expense over the Service Year.

In addition, beginning on the date on which deferred stock units are credited to a director for the prior Service Year, those deferred stock units are increased in the form of additional deferred stock units, by an amount equal to the relationship of dividends declared to the value of the common stock of the Company.  The deferred stock units credited to a director are not settled until he or she ceases to be on the Board of Directors, at which time an equivalent number of shares of common stock of the Company will be issued.

Deferred stock units may also be credited to directors in lieu of the payment of cash compensation.  Under the plan, directors may elect to receive their cash compensation, which is paid every six months, in the form of cash, shares of common stock or additional deferred stock units.  Deferred stock units credited to a director in lieu of cash compensation have the same terms as deferred stock units credited for annual service, except that these expected deferred stock units are credited in January and July of each year.

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

In addition, during the six-month period ended June 30, 2005, the Company accrued $0.3 million of compensation expense relating to deferred stock units expected to be credited to directors for the 2005 Service Year and as cash compensation with respect to those directors electing to receive deferred stock units in lieu of cash compensation.  The unamortized compensation expense of $0.1 million is included as unearned compensation on the accompanying June 30, 2005 balance sheet and will be amortized ratably during the remaining 2005 Service Year.

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

	Six months ended June 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$19,080	47,151	$0.40
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	458	—
Operating partnership units	179	521	0.34
Diluted earnings per share:
Net income attributable to common shareholders	$19,259	48,130	$0.40

	Six months ended June 30, 2004
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$23,093	46,551	$0.50
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	278	—
Operating partnership units	143	340	0.42
Diluted earnings per share:
Net income attributable to common shareholders	$23,236	47,169	$0.49

	Three months ended June 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$9,125	47,262	$0.19
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	511	—
Operating partnership units	71	520	0.14
Diluted earnings per share:
Net income attributable to common shareholders	$9,196	48,293	$0.19

	Three months ended June 30, 2004
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$12,207	46,726	$0.26
Effect of dilutive securities:
Stock options and anticipated stock compensation	—	159	—
Diluted earnings per share:
Net income attributable to common shareholders	$12,207	46,885	$0.26

6.              Supplemental Cash Flow Information

During the six-month periods ended June 30, 2005 and 2004, interest paid was $41.5 million and $34.7 million, respectively.  State income and franchise tax payments, net of refunds, during the six-month periods ended June 30, 2005 and 2004 was $0.9 million.

During the six-month period ended June 30, 2004, the Company assumed $10.4 million of existing debt in connection with the acquisition of properties.

Included in accrued expenses and other liabilities at June 30, 2005 and December 31, 2004 are accrued expenditures for real estate investments of $6.1 million and $8.0 million, respectively.

7.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	June 30, 2005	December 31, 2004

Land	$360,656	$360,643
Land improvements	197,678	196,155
Buildings and improvements	1,899,201	1,894,101
Tenant improvements	83,189	64,241
Improvements in process	16,200	25,701
	2,556,924	2,540,841
Accumulated depreciation and amortization	(360,732)	(318,203)
Net carrying value	$2,196,192	$2,222,638

Acquisitions

In April 2004, the Company acquired a 118,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) known as Long Meadow Commons.  The acquisition price for Long Meadow Commons was $18.5 million and was funded through the assumption of $10.4 million of debt and borrowings under the Company’s line of credit.

Dispositions

In April 2004, the Company completed the disposition of the Fortune office building located in Hartsdale, New York, for $7.7 million, resulting in a net gain of $3.0 million.  The results of operations of the Fortune office building were reclassified as discontinued operations for the three and six-month periods ended June 30, 2004.

Real estate assets held for sale

In June 2004, the Company entered into a purchase and sale agreement for the sale of Camelot Shopping Center, a 151,000 square foot shopping center located in Louisville, Kentucky for a purchase price of $7.4 million.  The sale was completed on October 1, 2004 and resulted in a gain of $0.4 million.  The results of operations, consisting of $0.2 million for the six-month period ended June 30, 2004 and $0.1 million for the three-month period ended June 30, 2004 were reported as discontinued operations in the accompanying statement of operations.

8.              Investments in Unconsolidated Joint Ventures

Lakes Crossing

In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture owns 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Company accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million contribution in the quarter ended June 30, 2005.  At the time of the joint venture’s formation, the Company also provided a short-term bridge loan of approximately $9.2 million to the joint venture, which was repaid in November 2004. The Company is not the record-keeper of the joint venture.  Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. Hence, the operations for the period from January 1, 2005 through March 31, 2005 and October 1, 2004 through March 31, 2005 are included in the accompanying three and six-month consolidated statements of operations, respectively, and are classified as Equity in Income From Unconsolidated Joint Ventures.  Accordingly, because of the three-month lag basis in reporting operations, no operations for the joint venture are reported in the accompanying June 30, 2004 consolidated statement of operations.

The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of June 30, 2005, $14.5 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Company is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Company together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of June 30, 2005 is not material to the Company’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Skillman Abrams

In April 2005, the Company, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt.  The Company has a 25% interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement.  Accordingly, because the Company is the record-keeper of the joint venture, there is no lag in reporting the operations of the joint venture and thus the operations for the period from the acquisition in April 2005 through June 30, 2005 are included in the accompanying consolidated statement of operations and are classified as Equity in Income From Unconsolidated Joint Ventures.

9.              Debt

Prior Line of Credit

On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  Bradley Operating Limited Partnership (“Bradley OP”) and Heritage Property Investment Limited Partnership (“Heritage OP”), the Company’s two operating partnerships, were the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries guaranteed this line of credit.  This line of credit was used principally to fund growth opportunities and for working capital purposes.  At June 30, 2004, $191.0 million was outstanding on this prior line of credit.

New Line of Credit

Under its terms, the Company’s prior line of credit would have matured on April 29, 2005. However, on March 29, 2005, the Company refinanced the prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension.  At Heritage’s request, subject to the agent’s consent, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and Bradley OP, Heritage OP and certain of the Company’s other subsidiaries have guaranteed the new line of credit. The new line of credit is being used principally to fund growth opportunities and for working capital purposes.

The Company’s ability to borrow under the new line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits the Company’s ability to make distributions in excess of 90% of the Company’s annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at June 30, 2005, including the lender’s margin of 80 basis points and borrowings outstanding, was 3.95%. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

Heritage loaned all of the proceeds from the new line of credit borrowings to Bradley OP, establishing a related party line of credit facility.  Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit.  As of June 30, 2005, $232.0 million was outstanding under the new line of credit facility.

The Company believes it is in compliance with all applicable covenants under the new line of credit as of June 30, 2005.

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

In addition, the notes described above have been guaranteed by Bradley OP and Heritage OP.  The indentures under which these notes were issued contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by the Company and its subsidiaries.  The Company believes it is in compliance with all applicable covenants under these indentures as of June 30, 2005.

In connection with the Company’s acquisition of Bradley OP in September 2000, Heritage assumed unsecured notes payable consisting of $100 million, 7.2% fixed-rate issue maturing on January 15, 2008 and $1.5 million of other debt. These notes are all held directly by Bradley OP.  The amount of unsecured Bradley OP notes payable outstanding at June 30, 2005 and December 31, 2004 was $101.5 million.

10.       Related Party Transactions

In connection with the formation of the Company, environmental studies were not completed for all of the properties contributed by the Company’s largest stockholder, Net Realty Holding Trust (“NETT”). NETT has agreed to indemnify the Company for environmental costs of up to $50 million with respect to those contributed properties.  The environmental costs include completing environmental studies and any required remediation.  Since its formation in July 1999, the Company has been reimbursed by NETT for approximately $2.3 million of environmental costs pursuant to this indemnity.  As of June 30, 2005 and December 31, 2004, the Company was due $0.3 million and $0.4 million, respectively, under this indemnity.

In November 1999, the Company entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts.  This joint venture is owned 94% by the affiliate of NETT and 6% by the Company.  The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company manages the building.  The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003.  The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through June 30, 2005.

In February 2004, the Company entered into an eleven-year lease with this joint venture for approximately 31,000 square feet of space and moved its corporate headquarters to this space during the first quarter of 2004.  Under the terms of this lease, which were negotiated on an arms-length basis, the Company began paying rent during the three-month period ended March 31, 2005.  The Company pays $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2009 through 2015.

11.       Minority Interest

Exchangeable Limited Partnership Units

Exchangeable limited partnership units consist of 496,762 and 522,044 Bradley OP Units (“OP Units”) at June 30, 2005 and December 31, 2004, respectively, not owned by the Company. The holders of these OP Units may present such OP Units to Bradley OP for redemption at any time (subject to certain restrictions with particular holders). Upon presentation of an OP Unit, Bradley OP must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of the OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. During the three-month period ended June 30, 2005, 25,283 exchangeable limited partnership units were redeemed for $0.9 million of cash.

Other Minority Interest

As of June 30, 2005, the Company had a single investment in which a minority interest participates in earnings based on terms specified in its partnership agreement. This minority interest amounted to $2.4 million at June 30, 2005 and December 31, 2004.

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

12.       Derivatives and Hedging Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.

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

As of June 30, 2005, the Company had no outstanding derivatives.  During the first and third quarters of 2004, respectively, the Company entered into two sets of forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments related to two separate forecasted long-term debt issuances.  During the first quarter of 2004, the Company terminated the first of the forward-starting swaps at their fair value of $1.2 million upon issuance of the relevant hedged debt. During the fourth quarter of 2004, the Company terminated the second set of forward-starting swaps at their fair value of ($1.7) million upon issuance of the relevant hedged debt.  These amounts were deferred in Other Comprehensive Income and are being reclassified to Interest Expense as scheduled interest payments are made on the hedged debt.  As of June 30, 2005, the Company estimates that $0.2 million will be reclassified from Other Comprehensive Income as an increase in interest expense during the next 12 months.

13.       Segment Reporting

The Company predominantly operates in one industry segment – real estate ownership and management of retail properties. As of June 30, 2005, the Company owned 164 community and neighborhood shopping centers.  Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.  The Company defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

14.       Guarantor of Notes Payable

During 2004, the Company issued $350 million aggregate principal amount of its unsecured notes in two separate transactions to certain initial purchasers, who then sold those notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). These notes were guaranteed by Bradley OP and Heritage OP (the “Guarantors”). Each of the guarantees was full and unconditional and joint and several.

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

The Company and the Guarantors have registered the Registered Notes and Registered Guarantees under the Securities Act. The Registered Notes and Registered Guarantees were subsequently exchanged for the original notes and guarantees.  Rule 3-10(a) of Regulation S-X requires the Company to file separate financial statements for guarantors of registered securities.  In lieu of providing such separate financial statements with respect to a wholly owned guarantor, Rule 3-10(f) of Regulation S-X permits the Company to include a footnote with respect to its guarantor and non-guarantor subsidiaries in its financial statements.

As a result of the foregoing, this footnote is being provided pursuant to Rule 3-10(f) of Regulation S-X in lieu of providing separate annual financial statements with respect to Heritage OP, a wholly-owned Guarantor.  Financial statements with respect to Bradley OP, a non-wholly owned Guarantor, are filed separately with the SEC.

The following represents summarized condensed consolidating financial information as of June 30, 2005 and December 31, 2004 with respect to the financial position of the Company and for the three-and six-month periods ended June 30, 2005, and 2004, with respect to the results of operations and cash flows of the Company and its subsidiaries. The “Parent Company” column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors’ columns are segregated between Bradley OP, which is 98.6% owned by the Company, and Heritage OP, a wholly-owned subsidiary of the Company. The “Non-Guarantor Subsidiaries” column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets

		Guarantors
June 30, 2005 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Real estate investments, net	$—	$996,294	$287,436	$912,462	$—	$2,196,192
Other assets	616,230	124,220	14,230	74,953	(697,364)	132,269
Investment in subsidiaries	890,605	186,888	326,606	—	(1,404,099)	—

Total assets	$1,506,835	$1,307,402	$628,272	$987,415	$(2,101,463)	$2,328,461

Liabilities and Shareholders’ Equity/Partners’ Capital

Liabilities:

Indebtedness	580,374	724,364	224,576	449,112	(668,075)	1,310,351
Other liabilities	29,301	55,304	28,702	22,384	(29,289)	106,402

Total liabilities	609,675	779,668	253,278	471,496	(697,364)	1,416,753

Minority interests	—	17,397	—	2,425	(5,274)	14,548

Shareholders’ equity / partners’ capital	897,160	510,337	374,994	513,494	(1,398,825)	897,160

Total liabilities and shareholders’ equity/partners’ capital	$1,506,835	$1,307,402	$628,272	$987,415	$(2,101,463)	$2,328,461

		Guarantors
December 31, 2004 (In Thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Real estate investments, net	$—	$1,009,467	$289,352	$923,819	$—	$2,222,638
Other assets	381,367	106,532	14,051	72,165	(444,203)	129,912
Investment in subsidiaries	916,511	186,749	325,997	—	(1,429,257)	—

Total assets	$1,297,878	$1,302,748	$629,400	$995,984	$(1,873,460)	$2,352,550

Liabilities and Shareholders’ Equity/Partners’ Capital

Liabilities:

Indebtedness	348,273	689,230	219,900	453,421	(416,021)	1,294,803
Other liabilities	28,297	59,957	33,440	27,392	(28,182)	120,904

Total liabilities	376,570	749,187	253,340	480,813	(444,203)	1,415,707

Minority interests	—	16,752	—	2,425	(3,642)	15,535

Shareholders’ equity/partners’ capital	921,308	536,809	376,060	512,746	(1,425,615)	921,308

Total liabilities and shareholders’ equity/partners’ capital	$1,297,878	$1,302,748	$629,400	$995,984	$(1,873,460)	$2,352,550

Condensed Statements of Operations

		Guarantors
Six months ended June 30, 2005 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$78,272	$22,537	$72,593	$—	$173,402
Interest, other, and joint venture fee income	10,912	134	142	81	(10,912)	357

Total revenue	10,912	78,406	22,679	72,674	(10,912)	173,759

Expenses:
Property operating expenses	—	11,728	3,063	10,952	—	25,743
Real estate taxes	—	12,930	2,402	9,547	—	24,879
Depreciation and amortization	—	21,681	6,217	20,801	—	48,699
Interest	11,546	18,637	5,996	16,476	(10,912)	41,743
General and administrative	—	8,034	3,418	2,151	—	13,603

Total expenses	11,546	73,010	21,096	59,927	(10,912)	154,667

(Loss) Income before net gains	(634)	5,396	1,583	12,747	—	19,092

Gain on sale of marketable securities	—	—	3	5	—	8

(Loss) Income before allocation to minority interests	(634)	5,396	1,586	12,752	—	19,100

Equity in income from unconsolidated joint ventures	—	159	—	—	—	159
Income allocated to exchangeable partnership units	(179)	—	—	—	—	(179)
Income allocated to Series B & C preferred units	—	—	—	—	—	—
Subsidiary earnings	19,893	5,519	7,233	—	(32,645)	—

Income before discontinued operations	19,080	11,074	8,819	12,752	(32,645)	19,080

Income from discontinued operations	—	—	—	—	—	—

Net income	$19,080	$11,074	$8,819	$12,752	$(32,645)	$19,080

		Guarantors
Six months ended June 30, 2004 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$75,422	$22,383	$61,984	$(100)	$159,689
Interest, other, and joint venture fee income	2,591	9	248	14	(2,591)	271

Total revenue	2,591	75,431	22,631	61,998	(2,691)	159,960

Expenses:
Property operating expenses	—	11,541	2,772	8,698	—	23,011
Real estate taxes	—	13,467	2,265	8,542	—	24,274
Depreciation and amortization	—	20,232	6,435	16,457	—	43,124
Interest	2,659	14,471	6,796	15,695	(2,591)	37,030
General and administrative	100	6,554	2,663	1,730	(100)	10,947

Total expenses	2,759	66,265	20,931	51,122	(2,691)	138,386

(Loss) Income before net gains	(168)	9,166	1,700	10,876	—	21,574

Gain on sale of marketable securities	—	—	—	—	—	—

(Loss) Income before allocation to minority interests	(168)	9,166	1,700	10,876	—	21,574

Equity in income from unconsolidated joint ventures	—	—	—	—	—	—
Income allocated to exchangeable partnership units	(143)	—	—	—	—	(143)
Income allocated to Series B & C preferred units	—	(1,763)	—	—	—	(1,763)
Subsidiary earnings	23,404	5,041	5,835	—	(34,280)	—

Income before discontinued operations	23,093	12,444	7,535	10,876	(34,280)	19,668

Income from discontinued operations	—	295	3,130	—	—	3,425

Net income	$23,093	$12,739	$10,665	$10,876	$(34,280)	$23,093

		Guarantors
Three months ended June 30, 2005 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$38,095	$11,144	$36,204	$—	$85,443
Interest, other, and joint venture fee income	6,593	121	71	62	(6,593)	254

Total revenue	6,593	38,216	11,215	36,266	(6,593)	85,697

Expenses:
Property operating expenses	—	5,196	1,419	4,768	—	11,383
Real estate taxes	—	6,443	1,200	4,922	—	12,565
Depreciation and amortization	—	11,054	3,094	10,574	—	24,722
Interest	6,998	9,208	2,968	8,270	(6,593)	20,851
General and administrative	—	4,234	1,683	1,125	—	7,042

Total expenses	6,998	36,135	10,364	29,659	(6,593)	76,563

(Loss) Income before net gains	(405)	2,081	851	6,607	—	9,134

Gain on sale of marketable securities	—	—	3	5	—	8

(Loss) Income before allocation to minority interests	(405)	2,081	854	6,612	—	9,142

Equity in income from unconsolidated joint ventures	—	54	—	—	—	54
Income allocated to exchangeable partnership units	(71)	—	—	—	—	(71)
Income allocated to Series B & C preferred units	—	—	—	—	—	—
Subsidiary earnings	9,601	2,533	4,079	—	(16,213)	—

Income before discontinued operations	9,125	4,668	4,933	6,612	(16,213)	9,125

Income from discontinued operations	—	—	—	—	—	—

Net income	$9,125	$4,668	$4,933	$6,612	$(16,213)	$9,125

		Guarantors
Three months ended June 30, 2004 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$19	$37,249	$11,189	$30,631	$—	$79,088
Interest, other, and joint venture fee income	2,591	5	59	3	(2,591)	67

Total revenue	2,610	37,254	11,248	30,634	(2,591)	79,155

Expenses:
Property operating expenses	—	5,243	1,239	3,789	—	10,271
Real estate taxes	—	6,953	1,136	4,309	—	12,398
Depreciation and amortization	—	10,242	3,235	8,283	—	21,760
Interest	2,659	8,153	3,412	7,782	(2,591)	19,415
General and administrative	—	3,406	1,362	896	—	5,664

Total expenses	2,659	33,997	10,384	25,059	(2,591)	69,508

(Loss) Income before net gains	(49)	3,257	864	5,575	—	9,647

Gain on sale of marketable securities	—	—	—	—	—	—

(Loss) Income before allocation to minority interests	(49)	3,257	864	5,575	—	9,647

Equity in income from unconsolidated joint ventures	—	—	—	—	—	—
Income allocated to exchangeable partnership units	(78)	—	—	—	—	(78)
Income allocated to Series B & C preferred units	—	(555)	—	—	—	(555)
Subsidiary earnings	12,334	2,428	3,147	—	(17,909)	—

Income before discontinued operations	12,207	5,130	4,011	5,575	(17,909)	9,014

Income from discontinued operations	—	154	3,039	—	—	3,193

Net income	$12,207	$5,284	$7,050	$5,575	$(17,909)	$12,207

Condensed Statements of Cash Flows

		Guarantors
Six months ended June 30, 2005 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$49,451	$30,722	$21,571	$16,264	$(65,816)	$52,179

Cash flows from investing activities	—	(12,139)	(5,688)	(5,258)	(896)	(23,981)

Cash flows from financing activities	(49,451)	(21,187)	(17,352)	(12,055)	66,712	(33,320)

Change in cash and cash equivalents	—	(2,604)	(1,469)	(1,049)	—	(5,122)

Beginning of period	—	3,725	959	2,036	—	6,720

End of period	$—	$1,121	$(510)	$987	$—	$1,598

		Guarantors
Six months ended June 30, 2004 (In thousands)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$48,789	$24,489	$12,900	$31,310	$(63,634)	$53,854

Cash flows from investing activities	—	(26,740)	4,463	(7,946)	—	(30,223)

Cash flows from financing activities	(48,789)	4,836)	43,901	(23,533)	63,634	40,049

Change in cash and cash equivalents	—	2,585	61,264	(169)	—	63,680

Beginning of period	—	1,292	1,139	3,033	—	5,464

End of period	$—	$3,877	$62,403	$2,864	$—	$69,144

15.  Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Compensation (“SFAS No. 123R”).  SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Currently, the Company accounts for share-based compensation in accordance with APB No. 25 and related Interpretations.  The Company is required to account for share-based compensation to employees in accordance with SFAS No. 123R on a modified prospective basis beginning January 1, 2006.  Under the modified prospective basis, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s results of operations, financial position, or liquidity.

16.       Subsequent Events

Fairview Corners

On July 1, 2005, Heritage completed the acquisition of Fairview Corners, a 131,000 square foot shopping center located in Simpsonville, South Carolina.  The purchase price for Fairview Corners was approximately $23 million.  The center was unencumbered and Heritage funded the purchase price with borrowings under its unsecured line of credit.

Williamson Square

On August 2, 2005, Heritage completed the acquisition of the 40% minority partnership interest in Williamson Square Shopping Center, a 340,000 square foot shopping center located in Franklin, Tennessee, held by Heritage’s joint venture limited partner.  As a result, Heritage owns 100% of the partnership interests in Williamson Square.  The purchase price, which was based on a formula set forth in the partnership agreement, was $2.9 million.  Heritage funded the purchase price with borrowings under its unsecured line of credit.  Heritage also repaid upon maturity the previously outstanding mortgage indebtedness encumbering Williamson Square.

ITEM 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  The forward-looking statements reflect the Company’s current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company’s actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results.  The factors that could cause actual results to differ materially from current expectations include financial performance and operations of the Company’s shopping centers, including the Company’s tenants, real estate conditions, current and future bankruptcies of the Company’s tenants, execution of shopping center redevelopment programs, the Company’s ability to finance the Company’s operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and from time to time in other filings with the Securities and Exchange Commission.  The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.”  We are one of the nation’s largest owners of neighborhood and community shopping centers.  As of June 30, 2005, we had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of gross leaseable area (“GLA”), of which approximately 28.0 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.5% leased as of June 30, 2005.

Our operating strategy is to own and manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns.  Our focus is to own primarily grocer- and multi-anchored centers with a diverse tenant base in attractive geographic locations with strong demographics.  We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on each of our properties.  Our operating results therefore depend primarily on the ability of our tenants to make required rental payments.

Generally, we do not expect that our net operating income will deviate significantly in the short-term.  This is because our leases with our tenants provide us a stable cash flow over the long-term.  In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses or real estate taxes, our operating expenses generally remain predictable.

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located.  The retail sector continues to change as a result of industry consolidation due to the continued strength of Wal-Mart and retail bankruptcies, resulting in an excess amount of available retail space and greater competition.  We believe that the nature of the properties that we own and invest in, primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics, provides a more stable revenue flow in uncertain economic times, as these properties are more resistant to economic down cycles.  This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy.  First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio.  During 2003 and the first quarter of 2004, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn during the early part of this decade.  However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, as well as the improving economic conditions within our markets, we experienced significant improvement in the performance of our portfolio during the twelve-month period ending June 30, 2005.  We anticipate that the performance of our existing core portfolio will be consistent with historical trends during the second half of 2005.

During 2004 and the first half of 2005, in order to re-let vacant space within our portfolio, we incurred higher revenue enhancing capital expenditures, such as tenant improvements and leasing commissions, than in prior periods, as we re-positioned several of our centers for future growth.  We anticipate incurring additional revenue enhancing capital expenditures during the remainder of 2005 consistent with our prior practice before 2004.

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

As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors.  We completed our first joint venture arrangement with a third party developer during the second quarter of 2004.  We have entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process.  However, with respect to joint venture arrangements with third party developers, in most cases, we do not anticipate that we will recognize the full economic benefit of such arrangements for 2-3 years.  In April 2005, we completed our first joint venture arrangement with an institutional investor.  We anticipate that a significant amount of our acquisition activity during the second half of 2005 will be through such joint venture arrangements.

In the near future, we intend to dispose of properties that are no longer a strategic fit within our overall portfolio or to take advantage of favorable market conditions.  In addition, we are exploring capital raising joint venture opportunities involving an initial contribution of certain of our existing assets and the funding of future shopping center acquisitions.  Such a joint venture will enable us to increase our sources of capital and our ability to pursue high quality acquisitions.  The disposition of shopping center properties may lead to short-term decreases in net operating income.  However, we intend to offset any decreases by re-investing the proceeds of sales to grow our existing portfolio, whether through acquisitions or joint ventures.  We may also use the sale proceeds from the disposition of properties to improve the quality of our balance sheet, such as by reducing our outstanding indebtedness.

We currently expect to incur additional debt in connection with future acquisitions of real estate.  As of June 30, 2005, we had $1.3 billion of indebtedness, of which approximately $681.9 million was unsecured indebtedness.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future, we intend to finance our operations and growth primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings.  We will also pursue additional joint venture arrangements aimed at providing alternative sources of capital.

Critical Accounting Policies

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with GAAP requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  As a result, these estimates are subject to a degree of uncertainty.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate and credit rate risks. We state these critical accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases commencing when the tenant takes possession of the space. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in accounts receivable. In addition, leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us, requiring us to estimate the amount of revenue from these recoveries. Such recoveries revenue is recorded based on management’s estimate of its recovery of certain operating expenses and real estate tax expenses, pursuant to the terms contained in related leases. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We do not recognize this contingent rental income until those tenants meet their specified sales targets, thereby triggering the additional rent obligations.

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

Real Estate Investments

When we formed in July 1999, contributed real estate investments were recorded at the carry-over basis of our predecessor, which was the fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley Real Estate, Inc. in September 2000 and other acquisitions since our formation, have been, and will continue to be, recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are expensed as incurred.

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

We apply SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. No such impairment losses have been recognized to date.

Real estate investments held for sale are carried at the lower of carrying amount or fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.

We apply SFAS No. 141, Business Combinations, to property acquisitions. Accordingly, the fair value of the real estate acquired is allocated to the acquired tangible assets, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

Investments in Unconsolidated Joint Ventures

Upon entering into a joint venture agreement, the Company assesses whether or not the joint venture is considered a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company has no interests in variable interest entities as of June 30, 2005. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”) and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

As of June 30, 2005, the Company accounts for its two joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities.

In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint venture relating solely to the extent of the outside partner’s interest.

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreement with respect to our floating rate debt as of June 30, 2005 or 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and six-month periods ended June 30, 2005 and 2004.

The tables below for the three and six-month periods ended June 30, 2005 and 2004 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes in revenue and expenses attributable to all of our properties, which we refer to as our “Total Portfolio”.  Amounts classified as discontinued operations in the accompanying consolidated financial statements related to properties that were sold prior to June 30, 2005 are excluded from the Same Property Portfolio and Total Portfolio information.  In 2004, we completed the partial disposition of a property.  Amounts related to the portion of this property disposed, consisting of $0.2 million and $0.4 million of rental revenue for the three-month and six-month periods ended June 30, 2004, are included in the Total Portfolio as the sale of the portion of the property was not considered to be a discontinued operation, but those operations are excluded from the Same Property Portfolio.

Comparison of the six-month period ended June 30, 2005 to the six-month period ended June 30, 2004.

The table below shows selected operating information for our Total Portfolio and the 163 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through June 30, 2005, which constitute the Same Property Portfolio for the six-month periods ended June 30, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rentals	$121,317	$119,572	$1,745	1.5%	$128,049	$120,129	$7,920	6.6%
Percentage rent	2,327	2,525	(198)	(7.8)%	2,327	2,629	(302)	(11.5)%
Recoveries	39,200	36,081	3,119	8.6%	40,812	36,172	4,640	12.8%
Other property	2,208	759	1,449	190.9%	2,214	759	1,455	191.7%
Total revenue	165,052	158,937	6,115	3.8%	173,402	159,689	13,713	8.6%
Expenses:
Property operating expenses	24,492	22,965	1,527	6.6%	25,743	23,011	2,732	11.9%
Real estate taxes	23,804	24,212	(408)	(1.7% )	24,879	24,274	605	2.5%
Net operating income (*)	$116,756	$111,760	$4,996	4.5%	122,780	112,404	10,376	9.2%
Add:
Interest, other, and joint venture fee income					357	271	86	31.7%
Gain on sale of marketable securities					8	—	8	100.0%
Equity in income from unconsolidated joint ventures					159	—	159	100.0%
Income from discontinued operations					—	3,425	(3,425)	(100.0)%
Deduct:
Depreciation and amortization					48,699	43,124	5,575	12.9%
Interest					41,743	37,030	4,713	12.7%
General and administrative					13,603	10,947	2,656	24.3%
Income allocated to exchangeable limited partnerships units					179	143	36	25.2%
Income allocated to Series B & C Preferred Units					—	1,763	(1,763)	(100.0)%
Net income attributable to common shareholders					$19,080	$23,093	$(4,013)	(17.4)%

*                 For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 41.

The following discussion of our results of operations for the six-month periods ended June 30, 2005 and 2004 relates to the Total Portfolio.

Revenue

Rental Revenue.  Rental revenue, including termination fee income, increased as a result of:

•                    an increase of approximately $6.5 million due to four properties acquired after January 1, 2004, partially offset by a $0.3 million decrease related to a 2004 partial disposition; and

•                    on a Same Property Portfolio basis, an increase of $1.7 million, or 1.5%, primarily as a result of an increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates.

The increase in rental revenue was partially offset on a Same Property Portfolio basis by an increase in bad debt/vacancy expense of $0.3 million due to increased reserves associated with higher outstanding accounts receivable balances and a $0.2 million decrease in lease termination fees received.

Percentage Rent.  Percentage rent decreased as a result of:

•                    $0.1 million related to a partial disposition; and

•                    $0.2 million due to lower sales volume and higher sales breakpoints for leases with significant percentage rent provisions and the certainty of realization that certain tenant sales thresholds have been met.

Recoveries Revenue.  Recoveries revenue increased due to the following:

•                    an increase of $1.5 million due to four properties acquired after January 1, 2004; and

•                    on a Same Property Portfolio basis, an increase of $3.1 million, or 8.6%, primarily as a result of an increase in property operating recovery income of $2.8 million as well as an increase in real estate tax recovery income of $0.4 million.  Property operating recovery income increased as a result of a $1.5 million increase in property operating expenses and an increase in recovery rates due to higher occupancy.   Real estate tax income increased mainly due to an increase in the recovery rates due to higher occupancy.

The increase in recoveries revenue was partially offset on a Same Property Portfolio basis by an increase in bad debt/vacancy expense of $0.1 million due to increased reserves associated with higher outstanding accounts receivable balances.

Other Property Income.  Other property income increased primarily as a result of an additional $1.0 million of tax incentive financing income at one of our shopping centers, an additional $0.2 million received in settlement of prior bankruptcies in excess of amounts previously written off, and an additional $0.1 million related to the release of an accrual established for environmental remediation at a property which is no longer considered necessary.

Expenses

Property Operating Expenses.  Property operating expenses increased due to the following:

•                    an increase of $1.2 million due to four properties acquired after January 1, 2004; and

•                    on a Same Property Portfolio basis, an increase of $1.5 million, or 6.6%, primarily due to $0.9 million of increased snow removal costs for properties primarily located in the Northeast, $0.4 million due to increased repairs and maintenance costs, primarily related to parking lot repairs, and $0.3 million of higher cleaning expenses, partially offset by a $0.2 million decrease in insurance expenses.

Real Estate Taxes.  Real estate taxes increased due to an increase of $1.0 million related to four properties acquired after January 1, 2004, partially offset by a $0.4 million decrease in real estate taxes on a Same Property Portfolio basis related to the re-assessment of properties primarily located in Indiana in 2004 for calendar years 2002 through 2004.

Other

Interest, Other, and Joint Venture Fee Income. Interest, other, and joint venture fee income increased primarily due to increased fees from the Company’s unconsolidated joint ventures.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to an additional interest acquired in a joint venture in April 2005.   In addition, although the Company entered into its

first development joint venture in the second quarter of 2004, this particular joint venture reports on a three-month lag basis, and therefore, no income from the joint venture was included in the 2004 results.   The results for the six-month period ended June 30, 2005 include income from this venture as well as from the second unconsolidated joint venture the Company entered into in April 2005.

Income from Discontinued Operations.  Income from discontinued operations decreased as a result of the Company not having disposed of any properties during the six-month period ended June 30, 2005, as compared to three properties disposed of during fiscal year 2004.

Depreciation and Amortization.  Expenses attributable to depreciation and amortization increased due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.  Interest expense increased $4.7 million primarily as a result of:

•                    an increase in overall indebtedness as a result of the issuance of $350 million of unsecured notes issued in 2004, the proceeds of which were used (i) to pay down our line of credit, (ii) to fund acquisitions during the last three quarters of 2004, (iii) to repay certain maturing unsecured debt Securities previously issued by Bradley OP; and (iv) to redeem all Series B and C Preferred Units of Bradley OP in the first and third quarters of 2004, respectively; and

•                    an increase in interest expense for the line of credit of $1.9 million due to an increase in the variable rate under the line of credit, which is based on LIBOR rates, partially offset by lower average balances in 2005.  The interest rate on the Company’s line of credit increased to 3.95% as of June 30, 2005 from 2.78% as of June 30, 2004.

General and Administrative Expenses.  Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $2.7 million for the six-month period ended June 30, 2005 as compared with the six-month period ended June 30, 2004.  This increase was primarily due to:

•                    an increase of $1.3 million primarily due to an increase in stock compensation and $0.2 million due to higher payroll costs associated with a larger workforce.  The increase in stock compensation expense is primarily due to the amortization of four grants of performance based shares in the six-month period ended June 30, 2005 as compared with the amortization of three grants of performance based shares in the six-month period ended June 30, 2004.

•                    an increase of office related costs of $0.4 million primarily due to increased recruiting costs and higher office expenses due to a larger workforce; and

•                    an increase of professional fees primarily of $0.4 million primarily due to costs associated with the Company’s compliance with provisions of the Sarbanes-Oxley Act of 2002 as well as increased audit fees.

Income allocated to exchangeable limited partnerships units.   Income allocated to exchangeable limited partnership units increased primarily as a result of income from additional properties acquired by Bradley OP partially offset by a lower allocation due to the redemption of exchangeable limited partnership units in 2004.

Income allocated to Series B and C Preferred Units.   Income allocated to Series B and C Preferred Units decreased as a result of the Company redeeming all Series B and C Preferred Units of Bradley OP in the first and third quarters of 2004, respectively.

Comparison of the three-month period ended June 30, 2005 to the three-month period ended June 30, 2004.

The table below shows selected operating information for our Total Portfolio and the 163 properties acquired prior to April 1, 2004 that remained in the Total Portfolio through June 30, 2005, which constitute the Same Property Portfolio for the three-month periods ended June 30, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rentals	$61,023	$59,953	$1,070	1.8%	$64,483	$60,371	$4,112	6.8%
Percentage rent	743	940	(197)	(21.0)%	743	940	(197)	(21.0)%
Recoveries	18,622	17,453	1,169	6.7%	19,498	17,546	1,952	11.1%
Other property	715	231	484	209.5%	719	231	488	211.3%
Total revenue	81,103	78,577	2,526	3.2%	85,443	79,088	6,355	8.0%
Expenses:
Property operating expenses	10,759	10,224	535	5.2%	11,383	10,271	1,112	10.8%
Real estate taxes	11,919	12,337	(418)	(3.4)%	12,565	12,398	167	1.3%
Net operating income (*)	$58,425	$56,016	$2,409	4.3%	61,495	56,419	5,076	9.0%
Add:
Interest, other, and joint venture fee income					254	67	187	279.1%
Gain on sale of marketable securities					8	—	8	100%
Equity in income from unconsolidated joint ventures					54	—	54	100%
Income from discontinued operations					—	3,193	(3,193)	(100.0)%
Deduct:
Depreciation and amortization					24,722	21,760	2,962	13.6%
Interest					20,851	19,415	1,436	7.4%
General and administrative					7,042	5,664	1,378	24.3%
Income allocated to exchangeable limited partnership units					71	78	(7)	(9.0)%
Income allocated to Series C Preferred Units					—	555	(555)	(100.0)%
Net income attributable to common shareholders					$9,125	$12,207	$(3,082)	(25.2)%

*                 For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 41.

The following discussion of our results of operations for the three-month periods ended June 30, 2005 and 2004 relate to the Total Portfolio.

Revenue

Rental Revenue.  Rental revenue, including termination fee income, increased as a result of:

•                    an increase of approximately $3.2 million due to four properties acquired after April 1, 2004, partially offset by a $0.2 million decrease related to a 2004 partial disposition; and

•                    on a Same Property Portfolio basis, rental revenue increased by $1.1 million, or 1.8%, primarily as a result of a $1.5 million increase in minimum rent due to new leasing activity that commenced during the latter half of 2004 and the first half of 2005, partially offset by a $0.3 million decrease in termination fees and an increase in bad debt/vacancy expense of $0.1 million due to increased reserves associated with higher outstanding accounts receivable balances.

Percentage Rent.  Percentage rent decreased $0.2 million due to the timing of the certainty of realization that certain tenant sales thresholds have been met.

Recoveries Revenue.  Recoveries revenue increased due to the following:

•                    an increase of $0.8 million due to four properties acquired after April 1, 2004; and

•                    on a Same Property Portfolio basis, an increase of $1.2 million, or 6.7%, primarily as a result of an increase in property operating recovery income of $1.3 million partially offset by a decrease in real estate tax recovery income.  Property operating recovery income increased as a result of a $0.5 million increase in property operating expenses and an increase in recovery rates due to higher occupancy.   Real estate tax income decreased primarily due to a decrease of $0.4 million in real estate tax expense offset by an increase in the recovery rates due to higher occupancy.

Other Property Income.  Other property income increased primarily as a result of $0.2 million received in settlement of prior bankruptcies in excess of amounts previously written off and $0.1 million related to the release of an accrual established for environmental remediation at a property which is no longer considered necessary.

Expenses

Property Operating Expenses.  Property operating expenses increased due to the following:

•                    an increase of $0.6 million due to four properties acquired after April 1, 2004; and

•                    on a Same Property Portfolio basis, an increase of $0.5 million, or 5.2%, primarily due to $0.3 million of higher repairs and maintenance costs, primarily related to parking lot repairs, and $0.3 million of higher cleaning expenses, partially offset by a decrease in insurance expenses.

Real Estate Taxes.  Real estate taxes increased due to an increase of $0.6 million related to four properties acquired after April 1, 2004, partially offset by a $0.4 million decrease in real estate taxes on a Same Property Portfolio basis related to the re-assessment of properties primarily located in Indiana in 2004 for calendar years 2002 through 2004.

Other

Interest, Other, and Joint Venture Fee Income. Interest, other, and joint venture fee income increased due to increased fees from the Company’s unconsolidated joint ventures.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to an additional interest acquired in a joint venture in April 2005.   In addition, although the Company entered into its first development joint venture in the second quarter of 2004, this particular joint venture reports on a three-month lag basis, and therefore, no income from the joint venture was included in the second quarter 2004 results.   The results for the three-month period ended June, 30 2005 include income from this venture as well as from the second unconsolidated joint venture the Company entered into in April 2005.

Income from Discontinued Operations.  Income from discontinued operations decreased as a result of the Company not having disposed of any properties during the three-month period ended June 30, 2005, as compared to three properties disposed of during fiscal year 2004.

Depreciation and Amortization.  Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.  Interest expense increased $1.4 million primarily as a result of an increase in interest expense for the line of credit due to an increase in the variable interest rate under the line of credit, which is based on LIBOR rates, partially offset by lower average balances in the second quarter of 2005.  The interest rate on the Company’s line of credit increased to 3.95% as of June 30, 2005 from 2.78% as of June 30, 2004.

General and Administrative Expenses.  Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $1.4 million for the three-month period ended

June 30, 2005 as compared with the three-month period ended June 30, 2004.  This increase was primarily due to:

•                  an increase of $0.7 million primarily due to an increase in stock compensation and $0.1 million due to higher payroll costs associated with a larger workforce.  The increase in stock compensation expense is primarily due to the amortization of four grants of performance based shares in the three-month period ended June 30, 2005 as compared with the amortization of three grants of performance based shares in the three-month period ended June 30, 2004.

•                  an increase of office related costs of $0.3 million primarily due to increased recruiting costs and higher office expenses due to a larger workforce; and

•                  an increase in tax expense fees of $0.2 million, reflecting increased state tax expenses primarily in Massachusetts and Pennsylvania.

Income allocated to exchangeable limited partnerships units.   Income allocated to exchangeable limited partnership units decreased primarily as a result of a lower allocation due to the redemption of exchangeable limited partnership units partially offset by an increase in income from additional properties acquired by the Bradley OP.

Income allocated to Series C Preferred Units.   Income allocated to Series C Preferred Units decreased as a result of the Company redeeming all Series C Preferred Units of Bradley OP in the third quarter of 2004.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

At June 30, 2005, we had $1.6 million in available cash and cash equivalents.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

At June 30, 2005, we had an aggregate of $1.3 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.16% with an average maturity of 5.0 years.  As of June 30, 2005, our market capitalization was $3.0 billion, resulting in a debt-to-total market capitalization ratio of approximately 43.9%.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures.  Maintenance capital expenditures were approximately $4.1 million, or $0.15 per square foot, for the six-month period ended June 30, 2005.

We believe that we qualify, and we intend to continue to qualify, as a REIT under the Internal Revenue Code.  As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to stockholders.  We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT.  However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions in order to meet these distribution requirements or to maintain our current distribution rate, and we may need to borrow funds to pay distributions in the future.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit.  In addition, we believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements.  Cash flows provided by operating activities decreased to $52.2 million for the six-months ended June 30, 2005 from $53.9 million for the six-months ended June 30, 2004. The decrease in cash flows from operations is primarily attributable to a decrease in accounts payable.  As of June 30, 2005 we had an outstanding balance on our $400 million line of credit of $232.0 million, leaving us with $168.0 million of additional borrowing capacity under the line of credit.  At our request, subject to the agent’s consent, our line of credit may be increased to $500 million.

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

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our line of credit, bridge financing, the issuance of additional debt and equity securities and long-term property mortgage indebtedness.  We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. In addition, we also intend to pursue additional capital for acquisitions through strategic joint ventures with institutional investors.  However, there are certain factors, discussed below, that may have a material adverse effect on our access to these capital resources.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed on us by existing lenders.  Currently, we have a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-.  All three of these rating agencies have currently stated our company’s outlook is stable.  A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of June 30, 2005. Therefore, at this time, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit or unsecured public notes.

Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and the market’s perceptions regarding the Company and its prospects.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but raising funds through the equity markets may not be consistently available to us on terms that are attractive or at all.

Environmental Matters

We currently have approximately eighteen properties in our portfolio that are undergoing, or have been identified as requiring, some form of remediation (including monitoring for compliance) to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our previous experience with similar contaminations with respect to our properties, we believe the cost of remediation for contamination will range from approximately $10,000 to $300,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell the contaminated property.

Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.3 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

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

Contractual Obligations and Contingent Liabilities

The following table summarizes our repayment obligations under our indebtedness outstanding as of June 30, 2005 (in thousands):

Property	2005 (1)	2006	2007	2008	2009	Thereafter	Total
	(in thousands of dollars)
Mortgage loans payable:

Williamson Square (5)	$10,651	—	—	—	—	—	$10,651
Riverchase Village Shopping Center	9,601	—	—	—	—	—	9,601
Meridian Village Plaza (2)	150	4,841	—	—	—	—	4,991
Spring Mall	61	8,021	—	—	—	—	8,082
Southport Centre	81	171	9,593	—	—	—	9,845
Long Meadow Commons (2) (3)	161	344	8,717	—	—	—	9,222
Innes Street Market	179	380	12,098	—	—	—	12,657
Southgate Shopping Center	56	119	2,166	—	—	—	2,341
Salem Consumer Square	229	505	559	8,771	—	—	10,064
St. Francis Plaza	97	207	225	243	—	—	772
Burlington Square (2)	94	209	227	224	12,743	—	13,497
Buckingham Place (2)	30	69	74	79	5,054	—	5,306
County Line Plaza (2)	103	222	240	256	16,002	—	16,823
Trinity Commons (2)	85	185	200	214	13,776	—	14,460
8 shopping centers, cross collaterialized	869	1,843	1,993	2,154	72,132	—	78,991
Montgomery Commons (2)	38	86	94	100	102	7,334	7,754
Warminster Towne Center (2)	126	283	307	329	362	18,294	19,701
Clocktower Place (2)	60	132	144	154	171	11,838	12,499
545 Boylston Street and William J. McCarthy Building	336	711	772	838	910	30,896	34,463
29 shopping centers, cross collateralized	1,259	2,728	2,955	3,147	3,461	220,654	234,204
The Market of Wolf Creek III (2)	47	98	106	113	125	8,177	8,666
Spradlin Farm (2)	94	203	219	232	253	16,187	17,188
The Market of Wolf Creek I (2)	73	163	176	188	206	9,327	10,133
Berkshire Crossing	251	529	557	584	617	11,725	14,263
Grand Traverse Crossing	185	394	424	457	492	11,151	13,103
Salmon Run Plaza (2)	163	349	381	417	456	2,736	4,502
Elk Park Center	151	321	346	374	403	6,503	8,098
Grand Traverse Crossing - Wal-Mart	84	179	193	208	225	4,190	5,079
The Market of Wolf Creek II (2)	49	103	111	120	129	1,428	1,940
Montgomery Towne Center	195	393	307	335	364	5,262	6,856
Bedford Grove - Wal-Mart	77	164	178	191	207	3,175	3,992
Berkshire Crossing - Home Depot/Wal-Mart	122	258	278	300	324	5,218	6,500

Total mortgage loans payable	$25,757	24,210	43,640	20,028	128,514	374,095	$616,244

Unsecured notes payable (4)	—	1,490	—	100,000	150,000	200,000	451,490
Line of credit facility	—	—	—	232,000	—	—	232,000

Total indebtedness	$25,757	25,700	43,640	352,028	278,514	574,095	$1,299,734

(1)          Represents the period from July 1, 2005 through December 31, 2005

(2)          The aggregate repayment amount of $616,244 does not reflect the unamortized mortgage loan premiums totaling $12,243 related to the assumption of fifteen mortgage loans with above-market contractual interest rates.

(3)          Property is encumbered by two mortgage loans maturing in July 2007.

(4)          The aggregate repayment amount of $451,490 does not reflect the unamortized original discounts of $1,626 related to the April and October 2004 bond issuances.

(5)   Mortgage balance was paid on August 1, 2005.

As of June 30, 2005, the indebtedness described in the table above requires principal amortization and balloon payments of $25.8 million for the remainder of 2005. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance these and other future balloon payments through borrowings under our line of credit.  We may also refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of June 30, 2005, in addition to the repayment obligations under the indebtedness described above, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$14,923	637	—	—	—	—	$15,560
Ground leases and subleases	664	1,355	1,445	1,453	1,447	41,367	47,731
Office leases	571	1,170	1,173	1,176	1,284	6,230	11,604
Total	$16,158	3,162	2,618	2,629	2,731	47,597	$74,895

(1) Represents the period from July 1, 2005 through December 31, 2005

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

The repayment obligations reflected in the above table do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above table. These obligations related to the retirement benefit plan are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

The future contractual payment obligations in the above table do not reflect the matters described below under “Off-Balance Sheet Arrangements.”

Off-Balance Sheet Arrangements

We do not believe that we currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

However, in a few cases, we have made commitments to provide funds to our existing joint ventures (discussed below) under certain circumstances.  The commitments associated with these joint ventures do not show up as liabilities on our consolidated financial statements.  These existing joint ventures are not variable interest entities nor do we have control of these partnerships and, therefore, we account for them using the equity method of accounting.

In May 2004, the Company entered into a joint venture agreement with a third party for the development and construction of Lakes Crossing shopping center in Muskegon, Michigan.  As of June 30, 2005, the Company does not include the operations of the Lakes Crossing joint venture in its financial statements.  Under the terms of the Lakes Crossing joint venture, we have a 50% interest in the venture and we have agreed to contribute any capital that might be required by the joint venture.  Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in the spring of 2006, the Company may be required to purchase the third party’s joint venture interest.  The purchase price for this interest would be at the agreed-upon fair market value.

We have also fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension).  As of June 30, 2005, $14.5 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of June 30, 2005 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, we formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas.  Under the terms of the Skillman Abrams joint venture, we have a 25% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had a contractual obligation related to a loan outstanding of approximately $14.8 million as of June 30, 2005. We have agreed to indemnify the mortgage lender for bad acts and environmental liabilities with respect to the Skillman Abrams loan.   As of June 30, 2005, the book value of our investment in the joint venture was approximately $1.1 million.

We have entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process.  In all cases, we have paid deposits in connection with our joint venture entering into purchase and sale agreements with respect to such sites.  These deposits are either fully or partially refundable by the seller or by our joint venture partner.

Line of Credit

On March 29, 2005, we refinanced our prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension.  At our request, subject to the agent’s consent, this new line of credit may be increased to $500 million.  Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants.  This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating.  The variable rate in effect at June 30, 2005, including the lender’s margin of 80 basis points and borrowings outstanding, was 3.95%.  This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries have guaranteed this line of credit.  This new line of credit will be used principally to fund growth opportunities and for working capital purposes.  As of June 30, 2005, $232.0 million was outstanding under this new line of credit.

We believe we are in compliance with all of the financial covenants under this new line of credit as of June 30, 2005. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some of our business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged.  These constraints on acquisitions could significantly impede our growth.  Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the line of credit.  During the past year, LIBOR rates have increased.

Debt Offerings

Heritage Notes

The Company has outstanding two series of unsecured notes.  These notes were issued pursuant to the terms of two separate but substantially identical indentures the Company entered into with LaSalle Bank National Association, as trustee.  These indentures contain various covenants, including covenants that restrict the amount of indebtedness that may be incurred by us and our subsidiaries.  Specifically, for as long as the debt securities issued under these indentures are outstanding:

•                  The Company is not permitted to incur any additional indebtedness if the aggregate principal amount of all indebtedness of the Company and its subsidiaries would be greater than 60% of the total assets, as defined, of the Company and its subsidiaries.

•                  The Company is not permitted to incur any additional indebtedness if the ratio of the Company’s consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

•                  The Company is not permitted to incur any additional indebtedness if, after giving effect to such additional indebtedness, the total secured indebtedness of the Company and its subsidiaries is greater than 40% of the total assets, as defined, of the Company and its subsidiaries.

•                  The Company and its subsidiaries may not at any time own total unencumbered assets equal to less than 150% of the aggregate outstanding principal amount of unsecured indebtedness of the Company and its subsidiaries.

Notes due 2009.   On October 15, 2004, the Company completed the issuance and sale of $150 million principal amount of unsecured 4.50% notes due 2009 (the “2009 Notes”).  The 2009 Notes bear interest at a rate of 4.50% and mature on October 15, 2009.  The 2009 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

Notes due 2014.  On April 1, 2004, the Company completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due 2014 (the “2014 Notes”).  The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2014.  The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

Our two series of outstanding unsecured notes have been guaranteed by our two operating partnerships, Heritage OP and Bradley OP.

We believe we are in compliance with all applicable covenants under these indentures as of June 30, 2005.

Bradley Notes

Prior to our acquisition of Bradley Real Estate, Inc. (“Bradley”), Bradley OP completed the sale of three series of senior, unsecured debt securities. We repaid in full one of these series of Bradley OP debt securities upon maturity in November 2004.  These debt securities were issued pursuant to the terms of an indenture and two supplemental indentures entered into by Bradley OP with LaSalle Bank National Association, as trustee, beginning in 1997. The indenture and two supplemental indentures contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries which are owned directly or indirectly by Bradley OP. Specifically, for as long as these debt securities are outstanding:

•                  Bradley OP is not permitted to incur any additional indebtedness if the aggregate principal amount of all indebtedness of Bradley OP and its subsidiaries would be greater than 60% of the total assets of Bradley OP and its subsidiaries.

•                  Bradley OP is not permitted to incur any additional indebtedness if the ratio of Bradley OP’s consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

•                  Bradley OP is not permitted to incur any additional indebtedness if, after giving effect to any additional indebtedness, the total secured indebtedness of Bradley OP and its subsidiaries is greater than 40% of the total assets, as defined, of Bradley OP and its subsidiaries.

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

Notes due 2006.  In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the “2006 Notes”). The 2006 Notes bear interest at 8.875% per year and mature on March 15,

2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of June 30, 2005.

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

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of June 30, 2005.

Equity Offerings

In April 2002, we completed our initial public offering and sold 14,080,556 shares of our common stock at a price of $25.00 per share resulting in net proceeds to us of $323 million.  We used the net proceeds of the IPO to repay a portion of our outstanding indebtedness.  In connection with our IPO, all shares of our Series A Cumulative Convertible Preferred Stock then outstanding converted automatically into shares of our common stock on a one for one basis.

In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share, resulting in net proceeds to us of $111 million.  Net Realty Holding Trust, our largest stockholder, exercised its contractual preemptive right and purchased 1,563,558, or approximately 40% of the shares we sold in the offering, on the same terms as third parties purchased shares.  We used the net proceeds of this offering to repay a portion of our outstanding indebtedness.

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

The following table reconciles our Funds from Operations to our net income (in thousands):

	Six months ended June 30,
	2005	2004

Net income	$19,080	$23,093
Add (deduct):
Depreciation and amortization (real-estate related):
Continuing operating	48,346	42,670
Discontinued Operations	—	213
Pro rata share of unconsolidated joint venture	63	—
Gains on sales of real estate investments	—	(2,988)
Funds from Operations	$67,489	$62,988

	Three months ended June 30,
	2005	2004

Net income	$9,125	$12,207
Add (deduct):
Depreciation and amortization (real-estate related):
Continuing operating	24,546	21,585
Discontinued Operations	—	107
Pro rata share of unconsolidated joint venture	55	—
Gains on sales of real estate investments	—	(2,988)
Funds from Operations	$33,726	$30,911

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors.  Mr. Cammarata is non-executive Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until 2000.  Annualized base rent from the TJX Companies represents approximately 5.3% of our total annualized base rent for all leases in which tenants were in occupancy at June 30, 2005.  TJX pays us rent in accordance with 50 leases at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of our board of directors.  Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop.  Mr. Vaughn is also a member of the Board of Trustees of our largest stockholder, NETT.  Annualized base rent from Ahold USA and its subsidiary companies represents approximately 0.6% of our total annualized base rent for all leases in which tenants were in occupancy at June 30, 2005.  Ahold USA and its subsidiary companies pay us rent in accordance with 3 leases at our properties.

131 Dartmouth Street Joint Venture and Lease

In November 1999, we entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts.  This joint venture is owned 94% by the affiliate of NETT and 6% by us.  We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building.  We have no ongoing capital contribution requirements with respect to this office building, which was completed in 2003.  We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through June 30, 2005.

In February 2004, we entered into an eleven-year lease with our joint venture with NETT for approximately 31,000 square feet of space at 131 Dartmouth Street and we moved our corporate headquarters to this space during the first quarter of 2004.  Under the terms of this lease, which were negotiated on an arms-length basis, we began paying rent to the joint venture in February 2005. We pay $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2010 through 2014.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business.  Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 43, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Recourse Loan Guarantees

In addition to our unsecured line of credit and unsecured debt securities we and Bradley OP have issued, we have fully guaranteed the repayment of a $22 million construction loan obtained by our Lakes Crossing joint venture from Key Bank, National Association.  The Key Bank loan matures in November 2006 (subject to a one-year extension).

Non-Recourse Loan Guarantees

In connection with the Bradley acquisition, we entered into a special securitized facility with Prudential Mortgage Capital Corporation (“PMCC”) pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE

LLC, to which we contributed 29 of our properties. This loan is secured by all 29 properties we contributed to the borrower.

In connection with the securitized financing with PMCC, we entered into several indemnification and guaranty agreements with PMCC under the terms of which we agreed to indemnify PMCC for various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by us to Heritage SPE LLC.

We also have agreed to indemnify other mortgage lenders for bad acts and environmental liabilities in connection with other mortgage loans that we have assumed.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Compensation (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Currently, we account for share-based compensation in accordance with APB No. 25 and related Interpretations.  We are required to account for share-based compensation to employees in accordance with SFAS No. 123R on a modified prospective basis beginning January 1, 2006.  Under the modified prospective basis, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  We do not expect the adoption of SFAS No. 123R to have a material impact on our results of operations, financial position, or liquidity.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders (the most directly comparable GAAP financial measure), plus income allocated to minority interests in Bradley OP, general and administrative expense, depreciation and amortization, and interest expense, less income from discontinued operations, and interest and other income.

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

The following sets forth a reconciliation of NOI to net income available to common shareholders (in thousands):

	Six months ended June 30,
	2005	2004

Net operating income	$122,780	$112,404
Add:
Interest, other, and joint venture fee income	357	271
Income from discontinued operations	—	3,425
Gain on sale of marketable securities	8	—
Equity in income from unconsolidated joint ventures	159	—
Deduct:
Depreciation and amortization	48,699	43,124
Interest	41,743	37,030
General and administrative	13,603	10,947
Income allocated to exchangeable limited partnership units	179	143
Income allocated to Series B & C Preferred Units	—	1,763
Net income (loss) attributable to common shareholders	$19,080	$23,093

	Three months ended June 30,
	2005	2004

Net operating income	$61,495	$56,419
Add:
Interest, other, and joint venture fee income	254	67
Income from discontinued operations	—	3,193
Gain on sale of marketable securities	8	—
Equity in income from unconsolidated joint ventures	54	—
Deduct:
Depreciation and amortization	24,722	21,760
Interest	20,851	19,415
General and administrative	7,042	5,664
Income allocated to exchangeable limited partnership units	71	78
Income allocated to Series B & C Preferred Units	—	555
Net income (loss) attributable to common shareholders	$9,125	$12,207

ITEM 3.                         Quantitative and Qualitative Disclosures About Market Risk

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

The following table presents our contractual fixed rate debt obligations as of June 30, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2005 (1)	2006	2007	2008	2009	2010+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$25,506	$23,681	$43,083	$19,444	$127,897	$362,370	$601,981	7.39%
Variable rate	251	529	557	584	617	11,725	14,263	5.11%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	232,000	—	—	232,000	3.95%
Total	$25,757	$25,700	$43,640	$352,028	$278,514	$574,095	$1,299,734	6.16%

(1)   Represents the period from July 1, 2005 through December 31, 2005.

(2)   The aggregate repayment amount of $1,299,734 does not reflect the unamortized mortgage loan premiums totaling $12,243 related to the assumption of fifteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,626 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at June 30, 2005 increase by 10%, or 40 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.5 million annually.

We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2005. We have, in the past, used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium-and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2005 in relation to total assets and our total market capitalization.

ITEM 4.                         Controls and Procedures

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.  Defaults upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 6, 2005.  At the annual meeting, stockholders elected three directors to serve on our Board of Directors until the Company’s annual meeting to be held in 2008.  The three directors elected at the meeting were Bernard Cammarata, Michael J. Joyce and Thomas C. Prendergast.  The directors whose terms of office as a director continued after the meeting and the annual meeting at which their term of office expires are as follows:

Kenneth K. Quigley, Jr. (2006)

Ritchie Reardon (2006)

William M. Vaughn III (2006)

Robert J. Watson (2006)

Joseph L. Barry (2007)

Richard C. Garrison (2007)

David W. Laughton (2007)

Kevin C. Phelan (2007)

The votes cast for and against each nominee for election as a director were as follows:

	Votes
	For	Against

Bernard Cammarata	39,796,947	3,364,898
Michael J. Joyce	42,427,763	734,082
Thomas C. Prendergast	42,537,808	624,037

ITEM 5.  Other Information

Not applicable

ITEM 6.  Exhibits

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Dated: August 5, 2005

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer