Form 10-K/A
period 2004-12-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2005-11-09
CIK 1158265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
ANNUAL REPORT ON FORM 10-K/A
INDEX

 EXPLANATORY NOTE

Restatement Overview

        For the reasons noted below, Heritage Property Investment Trust, Inc. ("Heritage" or the "Company") has filed this amendment on Form 10-K/A (the "Amended 10-K") to Heritage's Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate the financial statements and other financial information noted herein for the years ended December 31, 2004 and 2003, and for each of the quarters in the fiscal years ended December 31, 2004 and 2003.

        On October 17, 2005, we determined that our previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, our unaudited quarterly financial statements for each of the periods within those years, and our unaudited quarterly financial statements for the periods ended March 31, 2005 and June 30, 2005, need to be restated to correct an error discovered by our management. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Mr. Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer. On October 20, 2005, Heritage filed a Current Report on Form 8-K to report that those financial statements could no longer be relied upon and needed to be restated. As noted in that Form 8-K, the error did not require a restatement of our financial statements for fiscal years ended 2002, 2001 and 2000.

        In January 2000, we entered into this employment agreement with Mr. Prendergast, providing for, among other things, annual grants of stock options to be made to Mr. Prendergast. In addition, the employment agreement requires the Company to make certain payments to Mr. Prendergast to offset any taxes he incurs in connection with the exercise of these stock options. To date, Mr. Prendergast has not exercised any stock options and we have not made any tax-offset payments to him.

        In our historical financial statements, we did not record any liability with respect to the tax-offset payments that would be required in connection with Mr. Prendergast's future exercise of these stock options. In addition, as with stock options granted to other employees under our equity incentive plan, we accounted for these stock options as fixed awards pursuant to APB Opinion No. 25. Accounting for Stock Issued to Employees ("APB Opinion No. 25") and related Interpretations.

        We have concluded that a liability for the tax-offset payments that would be made to Mr. Prendergast in the future should he exercise any stock options should have been recorded as a liability in our financial statements and that this liability is also subject to variable accounting treatment pursuant to the Financial Accounting Standards Board ("FASB") Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation—an Interpretation APB Opinion No. 25 ("FIN No. 44"). In addition, we have concluded that the provision of Mr. Prendergast's employment agreement requiring us to make tax-offset payments in connection with his exercise of these stock options requires variable accounting treatment for those options pursuant to FIN No. 44.

        Accordingly, we are filing this Amended 10-K for the purpose of amending those historical financial statements set forth herein to record a liability and recognize compensation expense related to the tax-offset payment provision and to reflect compensation expense for the stock options subject to the tax-offset feature on a variable basis.

        The following table shows the impact of the restatement to our consolidated balance sheets as of December 31, 2004 and 2003, each as compared with the amounts presented in the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2005 (the "Original 10-K"):

	December 31, 2004			December 31, 2003
(Dollars in thousands except for share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$2,222,638	$—	$2,222,638	$2,157,232	$—	$2,157,232
Cash and cash equivalents	6,720	—	6,720	5,464	—	5,464
Accounts receivable, net of allowance for doubtful accounts of $9,583 in 2004 and $8,770 in 2003	41,148	—	41,148	25,514	—	25,514
Prepaids and other assets	24,488	—	24,488	13,608	—	13,608
Investment in joint venture	3,406	—	3,406	—	—	—
Deferred financing and leasing costs	54,150	—	54,150	25,757	—	25,757

Total assets	$2,352,550	$—	$2,352,550	$2,227,575	$—	$2,227,575

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$649,040	$—	$649,040	$632,965	$—	$632,965
Unsecured notes payable	449,763	—	449,763	201,490	—	201,490
Line of credit facility	196,000	—	196,000	243,000	—	243,000
Accrued expenses and other liabilities	95,989	3,966	99,955	82,115	1,733	83,848
Accrued distributions	24,915	—	24,915	24,438	—	24,438

Total liabilities	1,415,707	3,966	1,419,673	1,184,008	1,733	1,185,741

Commitments and Contingencies
Series B Preferred Units				50,000	—	50,000
Series C Preferred Units				25,000	—	25,000
Exchangeable limited partnership units	13,110	(102)	13,008	7,670	(43)	7,627
Other minority interest	2,425	—	2,425	2,425	—	2,425

Total minority interests	15,535	(102)	15,433	85,095	(43)	85,052

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 46,934,284 and 46,208,574 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	47	—	47	46	—	46
Additional paid-in capital	1,154,360	5,721	1,160,081	1,136,516	2,500	1,139,016
Cumulative distributions in excess of net income	(229,818)	(9,585)	(239,403)	(176,267)	(4,190)	(180,457)
Unearned compensation	(2,775)	—	(2,775)	(1,823)	—	(1,823)
Other comprehensive loss	(506)	—	(506)	—	—	—

Total shareholders' equity	921,308	(3,864)	917,444	958,472	(1,690)	956,782

Total liabilities and shareholders' equity	$2,352,550	$—	$2,352,550	$2,227,575	$—	$2,227,575

        The following table shows the impact of the restatement to our consolidated statements of operations for the fiscal years ended December 31, 2004 and 2003, each as compared with the amounts presented in the Original 10-K:

	Year ended December 31, 2004			Year ended December 31, 2003
(In thousands, except per-share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$325,947	$—	$325,947	$297,666	$—	$297,666
Interest, other, and joint venture fee income	1,079	—	1,079	495	—	495

Total revenue	327,026	—	327,026	298,161	—	298,161

Expenses:
Property operating expenses	45,954	—	45,954	43,102	—	43,102
Real estate taxes	48,973	—	48,973	43,322	—	43,322
Depreciation and amortization	88,678	—	88,678	78,548	—	78,548
Interest	77,269	—	77,269	69,415	—	69,415
General and administrative	24,214	5,454	29,668	20,965	4,233	25,198

Total expenses	285,088	5,454	290,542	255,352	4,233	259,585

Income before gain on sale of marketable securities	41,938	(5,454)	36,484	42,809	(4,233)	38,576
Gain on sale of marketable securities	529	—	529	—	—	—
Gains on sales of real estate investments	28	—	28	—	—	—
Income before allocation to minority interests	42,495	(5,454)	37,041	42,809	(4,233)	38,576
Income allocated to Series B and C Preferred Units	(2,176)	—	(2,176)	(6,656)	—	(6,656)
Income allocated to exchangeable limited partnership units	(265)	59	(206)	(257)	43	(214)
Income before discontinued operations	40,054	(5,395)	34,659	35,896	(4,190)	31,706
Discontinued operations:
Income from discontinued operations	696	—	696	2,154	—	2,154
Gains on sales of discontinued operations	3,958	—	3,958	2,683	—	2,683
Income from discontinued operations	4,654	—	4,654	4,837	—	4,837

Net income (loss) attributable to common shareholders	$44,708	$(5,395)	$39,313	$40,733	$(4,190)	$36,543

Basic per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.86	$(0.11)	$0.75	$0.86	$(0.10)	$0.76
Income from discontinued operations	0.10	—	0.10	0.11	0.01	0.12

Income (loss) attributable to common shareholders	$0.96	$(0.11)	$0.85	$0.97	$(0.09)	$0.88

Weighted average common shares outstanding	46,686	(301)	46,385	41,963	(216)	41,747

Diluted per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.85	$(0.11)	$0.74	$0.85	$(0.10)	$0.75
Income from discontinued operations	0.10	—	0.10	0.11	0.01	0.12

Income (loss) attributable to common shareholders	$0.95	$(0.11)	$0.84	$0.96	$(0.09)	$0.87

Weighted average common and common equivalent shares outstanding	47,393	(105)	47,288	42,536	(52)	42,484

        The restatement had no effect on cash flows from operating, investing, or financing activities for the years ended December 31, 2004 or 2003.

        The following items of the Original 10-K have been amended to reflect the restatement:

Part II

  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 8—Financial Statements and Supplementary Data
  Item 9—Controls and Procedures

Part IV

        Item 15—Exhibits and Financial Statements Schedule

        For the convenience of the reader, this Amended 10-K includes all information contained in the Original 10-K, and, except for certain immaterial changes unrelated to the restatement to Notes 3, 12, 13 and 17 to the consolidated financial statements set forth in this Amended 10-K, no attempt has been made in this Amended 10-K to modify or update the Original 10-K, except as required by the effects of the restatement. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures, including the exhibits to the Original Form 10-K, affected by subsequent events. Except as noted above, information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original 10-K on March 10, 2005. Accordingly, this Amended 10-K should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

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

Item 6: Selected Financial Data

        The selected financial data set forth below has been restated to reflect adjustments to our consolidated financial statements and other financial information contained in the Original 10-K. As noted at the start of this Amended 10-K under the heading "Explanatory Note—Restatement Overview," these adjustments did not result in a restatement of our financial statements for fiscal years ended 2002, 2001 and 2000. A detailed discussion regarding the reasons for this restatement can also be found in that section of this Amended 10-K.

        The following selected historical consolidated financial and operating data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements on page F-1 of this Amended 10-K. Our historical financial information has been presented on an accrual basis in accordance with generally accepted accounting principles, ("GAAP"), applicable to real estate investment trusts for all periods presented.

	Year Ended December 31,
	2004	2003	2002	2001	2000(1)
	(Restated)	(Restated)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Rentals and recoveries	$325,947	$297,666	$273,343	$250,624	$136,975
Interest and other	1,079	495	100	298	2,117

Total revenue	327,026	298,161	273,443	250,922	139,092

Expenses:
Operating	94,927	86,424	78,529	73,511	37,736
General and administrative	29,668	25,198	23,351	12,640	8,274
Depreciation and amortization	88,678	78,548	69,601	63,686	34,699
Interest	77,269	69,415	72,312	90,342	35,517
Loss on prepayment of debt	—	—	6,749	—	—

Total expenses	290,542	259,585	250,542	240,179	116,226

Income before net gains	36,484	38,576	22,901	10,743	22,866
Net gains on sales of real estate investments, equipment and marketable securities	557	—	2,924	4,159	1,890
Net derivative (losses) gains	—	—	(7,766)	986	—

Income before allocation to minority interests and discontinued operations	37,041	38,576	18,059	15,888	24,756
Income allocated to minority interests	(2,382)	(6,870)	(6,872)	(6,656)	(1,941)
Income from discontinued operations	4,654	4,837	3,256	3,004	1,287

Net income	39,313	36,543	14,443	12,236	24,102
Preferred stock distributions	—	—	(14,302)	(43,345)	(38,410)
Accretion of redeemable equity	—	—	(328)	(995)	(329)

Net income (loss) attributable to common shareholders	$39,313	$36,543	$(187)	$(32,104)	$(14,637)

Per Share Data:
Basic income attributable to common shareholders before discontinued operations per share	$0.75	$0.76	$(0.11)	$(4.71)	$(2.40)
Basic income (loss) attributable to common shareholder	$0.85	$0.88	$(0.01)	$(5.15)	$(2.61)
Diluted income attributable to common shareholders before discontinued operations per share	$0.74	$0.75	$(0.11)	$(4.71)	$(2.40)
Diluted income (loss) attributable to common shareholders	$0.84	$0.87	$(0.01)	$(5.15)	$(2.61)
Dividends declared per share	$2.10	$2.10	$1.89	$0.73	$0.16
Weighted average common shares outstanding—Basic	46,385	41,747	30,257	6,818	6,088
Weighted average common and common equivalent shares outstanding—Diluted	47,288	42,484	30,257	6,818	6,088
BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$2,540,841	$2,399,973	$2,178,533	$1,948,968	$1,899,025
Total assets	2,352,550	2,227,575	2,059,557	1,907,265	1,905,662
Total liabilities	1,419,673	1,185,741	1,095,396	1,218,751	1,173,790
Minority interests	15,433	85,052	85,553	77,952	77,981
Redeemable equity	—	—	—	123,094	122,099
Shareholders' equity	917,444	956,782	878,608	487,468	531,792
OTHER DATA:
# of shopping centers (at end of period)	164	162	152	142	140
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)(2)	28,004	27,502	25,925	23,154	22,902
% leased (at end of period)	93%	92%	93%	93%	94%
Total portfolio net operating income(3)	$231,020	$211,242	$194,814	$177,113	$99,239
Funds from Operations(4)	$123,523	$112,207	$66,003	$27,460	$18,067
Cash flow from operating activities	$123,042	$148,688	$121,172	$78,726	$64,816
Cash flow from investing activities	$(112,115)	$(165,131)	$(129,257)	$(39,216)	$(745,119)
Cash flow from financing activities	$389	$20,440	$3,430	$(37,450)	$656,594

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

        As discussed in greater detail in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," we have determined that the provision of our Chairman, President and Chief Executive Officer, Thomas C. Prendergast's employment agreement requiring us to make tax-offset payments in connection with his future exercise of stock options requires that we record a liability and recognize compensation expense to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. We have therefore amended the Original 10-K for the purpose of restating the financial statements and other financial information for the years ended December 31, 2004 and December 31, 2003 and the financial information for each of the quarters in the years ended December 31, 2004 and December 31, 2003 to reflect this compensation expense and liability.

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

        During 2004, as reflected below, our general and administrative expenses have been higher than anticipated as a result of increased staffing, various business initiatives aimed at future growth, the increased costs associated with being a public company, unanticipated severance costs and increased compensation expense.

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

Results of Operations

        For the reasons described in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," we have restated our financial statements for the years ended December 31, 2004 and 2003. As also noted in that section of this Amended 10-K, we have not restated our financial statements for the fiscal year ended 2002. The following discussion is based on our consolidated financial statements for the years ended December 31, 2004 (as restated), 2003 (as restated), and 2002.

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

Comparison of the year ended December 31, 2004 (as restated) to the year ended December 31, 2003 (as restated)

        The table below shows selected operating information for our total portfolio and the 152 properties acquired prior to January 1, 2003 that remained in the total portfolio through December 31, 2004, which constitute the Same Property Portfolio for the years ended December 31, 2004 and 2003. The only line items in the table below affected by the restatement are "General and administrative" and "Income before net gains."

	Same Property Portfolio				Total Portfolio
(Dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
					(Restated)	(Restated)
Rental and recovery revenue:
Rentals	$220,747	$219,248	1,499	0.7%	$246,110	$226,757	$19,353	8.5%
Percentage rent	3,621	3,875	(254)	(6.6)%	3,828	3,972	(144)	(3.6)%
Recoveries	67,269	63,956	3,313	5.2%	74,422	65,461	8,961	13.7%
Other property	1,478	1,466	12	0.8%	1,587	1,476	111	7.5%

Total rental and recovery revenue	293,115	288,545	4,570	1.6%	325,947	297,666	28,281	9.5%
Expenses:
Property operating expenses	41,109	42,158	(1,049)	(2.5)%	45,954	43,102	2,852	6.6%
Real estate taxes	43,975	42,312	1,663	3.9%	48,973	43,322	5,651	13.0%

Net operating income(*)	$208,031	$204,075	$3,956	1.9%	231,020	211,242	19,778	9.4%

Add:
Interest and other income					1,079	495	584	118.0%
Deduct:
Depreciation and amortization					88,678	78,548	10,130	12.9%
Interest					77,269	69,415	7,854	11.3%
General and administrative					29,668	25,198	4,470	17.7%

Income before net gains					$36,484	$38,576	$(2,092)	(5.4)%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 70.

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

        As set forth in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," we have filed this Amended 10-K to restate our historical financial statements to reflect additional compensation expense required as a result of the tax-offset provision of Mr. Prendergast's employment agreement. Compensation expense is a component of our general and administrative expense. As a result of the additional compensation expense incurred for each of the years ended December 31, 2004 and 2003 associated with this tax-offset provision, our general and administrative expense increased approximately $5.5 million in December 31, 2004, and approximately $4.2 million in December 31, 2003, over the amounts reported in the Original 10-K. Consequently, taking into account the effects of the restatement, our general and administrative expense increased an additional $1.2 million over the increase reported in the Original 10-K for the year ended December 31, 2004 compared to the year ended December 31, 2003.

        In addition, general and administrative expense in 2004 was higher than in 2003 as a result of higher salary and incentive compensation expense due to a larger workforce, including the retention of two additional senior officers responsible for joint venture initiatives and as corporate counsel, and the replacement of stock options to be issued to senior management by the issuance of additional restricted shares of substantially equal value. The Company also incurred higher expenses associated with being a public company, including compliance with the Sarbanes-Oxley Act. In addition, office expenses increased due to the Company's relocation of its corporate office in February 2004. These increased costs were partially offset by $1.3 million less severance costs for the year ended December 31, 2004 as compared with the year ended December 31, 2003.

Comparison of the year ended December 31, 2003 (as restated) to year ended December 31, 2002

        The table below shows selected operating information for our Total Portfolio and the 153 properties acquired prior to January 1, 2002 that remained in our Total Portfolio through December 31,

2002 (which constitute the Same Property Portfolio for the years ended December 31, 2003 and 2002). Certain 2003 and 2002 amounts for the Total Portfolio have been reclassified to conform to the current presentation of discontinued operations. The only line items in the table below affected by the restatement are "General and administrative" and "Income before net gains," in each case, for 2003 only.

	Same Property Portfolio				Total Portfolio
(Dollars in thousands)	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change
					(Restated)
Rental and recovery revenue:
Rentals	$198,656	$194,899	$3,757	1.9%	$226,757	$204,430	$22,327	10.9%
Percentage rent	3,875	5,074	(1,199)	(23.6)%	3,972	5,072	(1,100)	(21.7)%
Recoveries	59,869	59,817	52	0.1%	65,461	61,795	3,666	5.9%
Other property	1,629	2,044	(415)	(20.3)%	1,476	2,046	(570)	(27.9)%

Total rental and recovery revenue	264,029	261,834	2,195	0.8%	297,666	273,343	24,323	8.9%
Expenses:
Property operating expenses	40,205	37,427	2,778	7.4%	43,102	38,152	4,950	13.0%
Real estate taxes	39,661	39,039	622	1.6%	43,322	40,377	2,945	7.3%

Net operating income(*)	$184,163	$185,368	$(1,205)	(0.7)%	211,242	194,814	16,428	8.4%

Add:
Interest and other income					495	100	395	395.0%
Deduct:
Depreciation and amortization					78,548	69,601	8,947	12.9%
Interest					69,415	72,312	(2,897)	(4.0)%
General and administrative					25,198	23,351	1,847	7.9%
Loss on prepayment of debt					—	6,749	(6,749)	—

	Income before net gains				$38,576	$22,901	$15,675	68.4%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 70.

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

        As set forth in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," we have filed this Amended 10-K to restate our historical financial statements to reflect additional compensation expense required as a result of the tax-offset provision of Mr. Prendergast's employment agreement. We have not restated our financial statements for the year ended December 31, 2002. Compensation expense is a component of our general and administrative expense. As a result of the additional compensation expense incurred for the year ended December 31, 2003 associated with this tax-offset provision, our general and administrative expense increased approximately $4.2 million in December 31, 2003 over the amount reported in the Original 10-K. Our general and administrative expense in December 31, 2002 was not impacted by the restatement. Consequently, taking into account the effects of the restatement, our general and administrative expense increased an additional $4.2 million over the decrease reported in the Original 10-K for the year ended December 31, 2003 compared to the year ended December 31, 2002.

        As set forth in the Original 10-K, prior to this compensation expense adjustment, our general and administrative expenses for the year ended December 31, 2003 as compared with the year ended December 31, 2002 had otherwise decreased, primarily as a result of lower stock compensation expense incurred in 2003 than in 2002. During 2003, we incurred $6.6 million of stock compensation expense from the amortization of stock grants made by the Company in 2002 and 2003 and anticipated to be made by the Company in 2004, which included the reimbursement of taxes paid by one employee and $0.6 million of accelerated stock compensation expense in connection with the departure of a former senior officer. Additionally, we also incurred $1.1 million of additional compensation expense related to the departure of a former senior officer. During 2002, we incurred $11.0 million of stock compensation expense from the amortization of stock grants made by the Company, which included the reimbursement of taxes paid by two employees. Included in 2002 stock compensation expense was $6.8 million of expense incurred by us as a result of the accelerated vesting of all previously granted restricted shares upon completion of our IPO. Excluding stock compensation expense and severance costs, our general and administrative expenses, consisting primarily of salaries, incentive compensation, employee benefits, insurance and other corporate-level expenses increased by $0.9 million in 2003. This increase consisted primarily of higher salary and incentive compensation expense due to a larger workforce and higher expenses associated with being a public company for the entire 2003 fiscal year.

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

        The following table reflects the calculation of Funds from Operations and a reconciliation of Funds from Operations to net income, the most directly comparable GAAP measure, for the periods indicated. As discussed in greater detail in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," we have determined that the provision of Mr. Prendergast's employment agreement requiring us to make tax-offset payments in connection with his future exercise of stock options requires that we record a liability and recognize compensation expense to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. We have therefore amended the Original 10-K for the purpose of restating the financial statements and other financial information for the years ended December 31, 2004 and 2003 and the financial information for each of the quarters in the years ended December 31, 2004 and 2003 to reflect this compensation expense and liability. The following table reflects the impact of this restatement (in thousands):

	Year Ended December 31,
	2004	2003	2002(*)
	(Restated)	(Restated)
Net income	$39,313	$36,543	$14,443
Add (deduct):
Depreciation and amortization (real-estate related)
Continuing operations	87,869	77,931	69,498
Discontinued operations	314	416	—
Pro-rata share of unconsolidated joint venture depreciation	13	—	—
Net gains on sales of real estate investments and equipment	(3,986)	(2,683)	(3,308)
Preferred stock distributions	—	—	(14,302)
Accretion of redeemable equity	—	—	(328)

Funds from Operations	$123,523	$112,207	$66,003

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

Contingencies

Legal and Other Claims

        We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 46, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

New Accounting Standards

        In December 2004, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Compensation ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company's results of operations, financial position, or liquidity.

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

        The table below sets forth a reconciliation of NOI to net income available to common shareholders for the fiscal years 2000 through 2004. As discussed in greater detail in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," we have determined that the provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that we record a liability and recognize compensation expense to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. We have therefore amended the Original 10-K for the purpose of restating the financial statements and other financial information for the years ended December 31, 2004 and 2003 and the financial information for each of the quarters in the years ended December 31, 2004 and 2003 to reflect this compensation expense and liability. We have not restated our financial statements, for the years ended December 31, 2002, 2001 and 2000. The following table reflects the impact of this restatement (dollars in thousands):

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)
Net operating income	$231,020	$211,242	$194,814	$177,113	$99,239
Add:
Interest and other	1,079	495	100	298	2,117
Gain on sale of marketable securities	529	—	—	—	—
Gains on sales of real estate investments	28	—	2,924	4,159	1,890
Income from discontinued operations	696	2,154	2,872	3,004	1,287
Gains on sales of discontinued operations	3,958	2,683	384	—	—
Net derivative gains	—	—	—	986	—
Deduct:
Depreciation and amortization	88,678	78,548	69,601	63,686	34,699
Interest	77,269	69,415	72,312	90,342	35,517
General and administrative	29,668	25,198	23,351	12,640	8,274
Loss on prepayment of debt	—	—	6,749	—	—
Income allocated to exchangeable limited partnership units	206	214	216	—	—
Income allocated to Series B and C Preferred Units	2,176	6,656	6,656	6,656	1,941
Net derivative losses	—	—	7,766	—	—

Net income	39,313	36,543	14,443	12,236	24,102
Deduct:
Preferred stock distributions	—	—	14,302	43,345	38,410
Accretion of redeemable equity	—	—	328	995	329

Net income (loss) attributable to common shareholders	$39,313	$36,543	$(187)	$(32,104)	$(14,637)

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

Item 8: Financial Statements

        See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1 of this Form 10-K

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A: Controls and Procedures

(a)   Restatement

        On October 17, 2005, we determined that our previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, need to be restated to correct an error discovered by our management. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, our Chairman, President and Chief Executive Officer. As a result of the error, we have restated our historical financial statements to record a liability and to recognize compensation expense related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision. See Note 2 to the Consolidated Financial Statements of this Amended 10-K for a summary of the effects of the restatement on our previously issued consolidated financial statements.

(b)   Evaluation of Disclosure Controls and Procedures

        In the Original 10-K filed on March 10, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original 10-K. Based on that evaluation, our management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules.

        In connection with the restatement described above, under the direction of our Chief Executive Officer and Chief Financial Officer, our management reevaluated our disclosure controls and procedures as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission on Internal Control—Integrated Framework. During the course of this reevaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2004 due to a material weakness in internal control over financial reporting as described in Management's Annual Report on Internal Control over Financial Reporting (as Restated) set forth in Part II, Item 8 of this Amended 10-K.

        A material weakness in internal control over financial reporting is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances (including the restatement of previously issued financial statements to reflect the correction of a misstatement) that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as strong indicators that a material weakness exists.

(c)   Changes in Internal Control over Financial Reporting

        To remediate the material weakness described above, we have enhanced our review procedures over the accounting for significant compensation arrangements, such as executive employment and severance agreements and stock-based compensation plans. These enhanced review procedures include the formal review and written determination by our internal accounting staff prior to adoption and implementation of the accounting for all significant compensation arrangements. As of the date of this filing, we have designed controls over the review of significant compensation arrangements to ensure that the accounting and reporting of such arrangements are in accordance with U.S. generally accepted accounting principles and in a manner that will remediate the material weakness in our internal control over financial reporting.

        As previously stated in the Original 10-K, there was no change in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the filing of the Original 10-K, we took the remedial actions described above.

(d)   Management's Annual Report on Internal Control over Financial Reporting (as Restated)

        Management's Report on Internal Control over Financial Reporting (as Restated) and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Amended 10-K.

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

        See page F-1 for the index of the financial statements included in the Form 10-K/A.

Financial Statement Schedule.

        See page F-1 for the index of the financial statement schedule included in the Form 10-K/A.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
	By:	/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast President and Chief Executive Officer
Dated: November 9, 2005

        Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast	President and Chief Executive Officer, Director (principal executive officer)	November 9, 2005
/s/ DAVID G. GAW David G. Gaw	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	November 9, 2005
/s/ PATRICK H. O'SULLIVAN Patrick H. O'Sullivan	Vice President, Finance and Accounting and Assistant Treasurer (principal accounting officer)	November 9, 2005
/s/ JOSEPH L. BARRY Joseph L. Barry	Director	November 9, 2005
/s/ BERNARD CAMMARATA Bernard Cammarata	Director	November 9, 2005
/s/ RICHARD C. GARRISON Richard C. Garrison	Director	November 9, 2005

/s/ MICHAEL J. JOYCE Michael J. Joyce	Director	November 9, 2005
/s/ DAVID W. LAUGHTON David W. Laughton	Director	November 9, 2005
/s/ KEVIN C. PHELAN Kevin C. Phelan	Director	November 9, 2005
/s/ KENNETH K. QUIGLEY, JR. Kenneth K. Quigley, Jr.	Director	November 9, 2005
/s/ RICH REARDON Rich Reardon	Director	November 9, 2005
/s/ WILLIAM M. VAUGHN William M. Vaughn	Director	November 9, 2005
/s/ ROBERT J. WATSON Robert J. Watson	Director	November 9, 2005

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

 Management's Annual Report on Internal Control
over Financial Reporting (as Restated)

        Management of Heritage Property Investment Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

  •
  provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

        In our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 10, 2005, management determined that, as of December 31, 2004, we maintained effective internal control over financial reporting. Subsequently, we determined that we needed to restate certain of our previously issued financial statements. As a result of the restatement, our management concluded that a material weakness in our internal control over financial reporting existed at December 31, 2004. Specifically, we did not have effective policies and procedures to ensure that significant compensation arrangements were consistently accounted for in accordance with U.S. generally accepted accounting principles. Those policies and procedures did not provide for complete and timely consideration of the accounting requirements applicable to the terms of such arrangements.

        A material weakness in internal control over financial reporting is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        As a result of this material weakness in internal control over financial reporting, as of December 31, 2004, we failed to properly reflect a liability and compensation expense related to certain stock options subject to a tax offset provision contained in the employment agreement of Thomas C. Prendergast, our Chairman, President and Chief Executive Officer. This material weakness has caused us to amend our Annual Report on Form 10-K in order to restate the financial statements as of and for the years ended December 31, 2004 and 2003 and for each of the interim periods contained therein.

        As a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.

        KPMG LLP, an independent registered public accounting firm, issued an audit report on management's revised assessment of internal control over financial reporting. That audit report appears on page F-4 of this Amended 10-K.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Heritage Property Investment Trust, Inc.:

        We have audited the accompanying consolidated balance sheets of Heritage Property Investment Trust, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III listed in the accompanying index to consolidated financial statements and financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the 2004 and 2003 consolidated financial statements have been restated.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005, except as to the fourth through final paragraphs of Management's Annual Report on Internal Control over Financial Reporting (as Restated), which are as of November 8, 2005, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

/s/ KPMG LLP

Boston, Massachusetts
March 7, 2005, except as to Note 2, which is as of November 8, 2005

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Heritage Property Investment Trust, Inc.:

        We have audited management's restated assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (as Restated), that Heritage Property Investment Trust, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's restated assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2004: The Company did not have effective policies and procedures to ensure that significant compensation arrangements were consistently accounted for in accordance with U.S. generally accepted accounting principles. Those policies and procedures did not provide for complete and timely consideration of the accounting requirements applicable to the terms of such arrangements. This material weakness resulted in restatements of the Company's previously issued consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and the financial information for each of the interim periods in 2004 and 2003.

        As stated in the fourth through final paragraphs of Management's Annual Report on Internal Control over Financial Reporting (as Restated), management's assessment of the effectiveness of the Company's internal control over financial reporting has been restated.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and the financial statement schedule III listed in the index to the consolidated financial statements and financial statement schedule. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audits of the 2004 and 2003 consolidated financial statements (as restated) and financial statement schedule, and this report does not affect our report dated March 7, 2005, except as to the restatement discussed in Note 2 to the consolidated financial statements, which is as of November 8, 2005, which expressed an unqualified opinion on those consolidated financial statements and schedule.

        In our opinion, management's restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Boston, Massachusetts

March 7, 2005, except as to the fourth through final paragraphs of Management's Annual Report on Internal Control over Financial Reporting (as Restated), which are as of November 8, 2005

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except for share amounts)

	2004	2003
	(Restated)	(Restated)
Assets
Real estate investments, net	$2,222,638	$2,157,232
Cash and cash equivalents	6,720	5,464
Accounts receivable, net of allowance for doubtful accounts of $9,583 in 2004 and $8,770 in 2003	41,148	25,514
Prepaids and other assets	24,488	13,608
Investment in unconsolidated joint venture	3,406	—
Deferred financing and leasing costs	54,150	25,757

Total assets	$2,352,550	$2,227,575

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$649,040	$632,965
Unsecured notes payable	449,763	201,490
Line of credit facility	196,000	243,000
Accrued expenses and other liabilities	99,955	83,848
Accrued distributions	24,915	24,438

Total liabilities	1,419,673	1,185,741

Commitments and contingencies	—	—
Series B Preferred Units	—	50,000
Series C Preferred Units	—	25,000
Exchangeable limited partnership units	13,008	7,627
Other minority interest	2,425	2,425

Total minority interests	15,433	85,052

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 46,934,285 and 46,208,574 shares issued and outstanding at December 31, 2004 and 2003, respectively	47	46
Additional paid-in capital	1,160,081	1,139,016
Cumulative distributions in excess of net income	(239,403)	(180,457)
Unearned compensation	(2,775)	(1,823)
Other comprehensive loss	(506)	—

Total shareholders' equity	917,444	956,782

Total liabilities and shareholders' equity	$2,352,550	$2,227,575

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

(In thousands, except per-share data)

	2004	2003	2002
	(Restated)	(Restated)
Revenue:
Rentals and recoveries	$325,947	$297,666	$273,343
Interest and other	1,079	495	100

Total revenue	327,026	298,161	273,443

Expenses:
Property operating expenses	45,954	43,102	38,152
Real estate taxes	48,973	43,322	40,377
Depreciation and amortization	88,678	78,548	69,601
Interest	77,269	69,415	72,312
General and administrative	29,668	25,198	23,351
Loss on prepayment of debt	—	—	6,749

Total expenses	290,542	259,585	250,542

Income before gain on sales of marketable securities, real estate investments, and net derivative losses	36,484	38,576	22,901
Gain on sale of marketable securities	529	—	—
Gains on sales of real estate investments	28	—	2,924
Net derivative losses	—	—	(7,766)

Income before allocation to minority interests	37,041	38,576	18,059
Income allocated to Series B and C Preferred Units	(2,176)	(6,656)	(6,656)
Income allocated to exchangeable limited partnership units	(206)	(214)	(216)

Income before discontinued operations	34,659	31,706	11,187

Discontinued operations:
Income from discontinued operations	696	2,154	2,872
Gains on sales of discontinued operations	3,958	2,683	384

Income from discontinued operations	4,654	4,837	3,256

Net income	39,313	36,543	14,443
Preferred stock distributions	—	—	(14,302)
Accretion of redeemable equity	—	—	(328)

Net income (loss) attributable to common shareholders	$39,313	$36,543	$(187)

Basic per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.75	$0.76	$(0.11)
Income from discontinued operations	0.10	0.12	0.10

Income (loss) attributable to common shareholders	$0.85	$0.88	$(0.01)

Weighted average common shares outstanding	46,385	41,747	30,257

Diluted per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.74	$0.75	$(0.11)
Income from discontinued operations	0.10	0.12	0.10

Income (loss) attributable to common shareholders	$0.84	$0.87	$(0.01)

Weighted average common and common equivalent shares outstanding	47,288	42,484	30,257

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
	(Restated)	(Restated)
Net income (loss) attributable to common shareholders	$39,313	$36,543	$(187)
Other comprehensive income (loss):
Net realized loss from settlements of cash flow hedges	(487)	—	—
Unrealized gain on cash flow hedges	—	—	1,177
Reclassification adjustments for amortization of net realized loss of cash flow hedges	(19)	—	—
Reclassification adjustments for net realized loss from termination of interest rate collar	—	—	7,565
Unrealized holding gains on marketable securities	529	—	—
Reclassification adjustment for realized gain from sale of marketable securities	(529)	—	—

Total other comprehensive income (loss)	(506)	—	8,742

Comprehensive income	$38,807	$36,543	$8,555

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Changes in Shareholders' Equity

Years ended December 31, 2004, 2003 and 2002

(In thousands, except per-share data)

	Series A Cumulative Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$16	$6	$553,726	$(55,435)	$(2,103)	$(8,742)	$487,468
Net income	—	—	—	14,443	—	—	14,443
Other comprehensive income:
Unrealized derivative gains:
Effective portion of interest rate collar for the period from Jan. 1, 2002 - Apr. 29, 2002	—	—	—	—	—	1,177	1,177
Reclassification adjustment to earnings for realized loss on termination of interest rate collar	—	—	—	—	—	7,565	7,565

Issuance of common stock	—	14	352,000	—	—	—	352,014
Equity issuance costs	—	—	(29,527)	—	—	—	(29,527)
Conversion of preferred stock to common stock	(16)	16	—	—	—	—	—
Accretion of redeemable equity	—	—	(328)	—	—	—	(328)
Conversion of redeemable equity to common stock	—	6	123,416	—	—	—	123,422
Preferred stock distributions ($0.70 per share)	—	—	—	(14,302)	—	—	(14,302)
Common stock distributions ($1.89 per share)	—	—	—	(71,509)	—	—	(71,509)
Issuance of restricted stock	—	—	6,379	—	(6,379)	—	—
Compensation expense associated with restricted stock plans	—	—	750	—	7,435	—	8,185

Balance at December 31, 2002	—	42	1,006,416	(126,803)	(1,047)	—	878,608
Net income (Restated)	—	—	—	36,543	—	—	36,543
Issuance of common stock	—	4	126,424	—	—	—	126,428
Equity issuance costs	—	—	(3,375)	—	—	—	(3,375)
Common stock distributions ($2.10 per share)	—	—	—	(90,197)	—	—	(90,197)
Amendment of warrants	—	—	86	—	—	—	86
Issuance of restricted stock	—	—	5,993	—	(5,993)	—	—
Issuance of common stock to directors	—	—	190	—	—	—	190
Compensation expense associated with restricted stock plans	—	—	782	—	5,217	—	5,999
Compensation expense associated with variable stock options (Restated)	—	—	2,500	—	—	—	2,500

Balance at December 31, 2003 (Restated)	—	46	1,139,016	(180,457)	(1,823)	—	956,782
Net income (Restated)	—	—	—	39,313	—	—	39,313
Issuance of common stock	—	1	9,982	—	—	—	9,983
Equity issuance costs	—	—	(114)	—	—	—	(114)
Repurchase of common stock	—	—	(34)	—	—	—	(34)
Common stock distributions ($2.10 per share)	—	—	—	(98,259)	—	—	(98,259)
Conversion of operating partnership units to common stock	—	—	171	—	—	—	171
Issuance of restricted stock	—	—	6,302	—	(6,302)	—	—
Issuance of common stock to directors	—	—	254	—	—	—	254
Compensation expense associated with restricted stock plans	—	—	1,283	—	5,350	—	6,633
Compensation expense associated with variable stock options (Restated)	—	—	3,221	—	—	—	3,221
Realized loss from settlement of cash flow hedges, net	—	—	—	—	—	(487)	(487)
Net reclassification adjustments for amortization of realized loss of cash flow hedges, net	—	—	—	—	—	(19)	(19)
Unrealized holding gains on marketable securities	—	—	—	—	—	529	529
Reclassification adjustment for realized gain from sale of marketable securities	—	—	—	—	—	(529)	(529)

Balance at December 31, 2004 (Restated)	$—	$47	$1,160,081	$(239,403)	$(2,775)	$(506)	$917,444

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$39,313	$36,543	$14,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,992	78,964	70,023
Amortization of deferred debt financing costs	2,057	2,066	2,898
Amortization of debt premiums and discount	(1,601)	(821)	—
Amortization of effective portion of interest rate swap	(19)	—	—
Compensation expense associated with stock plans	10,108	8,775	8,185
Net gains on sales of real estate investments and equipment	(3,986)	(2,683)	(3,308)
Gain on sale of marketable securities	(529)	—	—
Net derivative losses	—	—	7,766
Loss on prepayment of debt	—	—	6,730
Income allocated to Series B and C preferred units	2,176	6,656	6,656
Income allocated to minority interests	206	214	235
Changes in operating assets and liabilities	(13,675)	18,974	7,544

Net cash provided by operating activities	123,042	148,688	121,172

Cash flows from investing activities:
Net cash used for acquisition of Bradley	—	—	(220)
Expenditures for investment in joint venture	(3,321)	—	—
Investment in mortgage loan receivable	(9,188)	—	—
Repayment of mortgage loan receivable	9,188	—	—
Acquisitions and additions to real estate investments	(141,416)	(174,931)	(134,449)
Net proceeds from sales of real estate investments	29,848	15,528	10,400
Proceeds from sale of marketable securities	1,101	—	—
Expenditures for capitalized leasing commissions	(6,403)	(4,933)	(4,292)
Expenditures for furniture, fixtures and equipment	(1,924)	(795)	(696)

Net cash used by investing activities	(122,115)	(165,131)	(129,257)

Cash flows from financing activities:
Proceeds from mortgage loans payable	—	—	4,599
Repayments of mortgage loans payable	(31,098)	(16,390)	(22,339)
Proceeds from unsecured notes payable	348,138	—	—
Repayments of unsecured notes payable	(100,000)	—	—
Proceeds from draws under line of credit facility	413,000	134,000	373,000
Repayments of draws under line of credit facility	(460,000)	(125,000)	(482,000)
Proceeds from interest swap termination	1,185	—	—
Payment for interest swap termination	(1,672)	—	—
Interest rate collar termination payment	—	—	(6,788)
Repayment of subordinated debt to related party	—	—	(100,000)
Distributions paid to exchangeable limited partnership unit holders	(807)	(715)	(290)
Distributions paid to Series B and C preferred unit holders	(2,176)	(6,656)	(6,656)
Redemption of Series B and C Preferred Units	(75,000)	—	—
Preferred stock distributions paid	—	—	(25,109)
Common stock distributions paid	(97,784)	(87,727)	(50,953)
Expenditures for debt financing costs	(3,205)	(180)	(3,902)
Expenditures for issuance of common stock	(201)	(3,320)	(28,146)
Proceeds from issuance of common stock	9,983	126,428	352,014
Repurchase of common stock	(34)	—	—

Net cash provided (used) by financing activities	329	20,440	3,430

Net (decrease) increase in cash and cash equivalents	1,256	3,997	(4,655)
Cash and cash equivalents:
Beginning of year	5,464	1,467	6,122

End of year	$6,720	$5,464	$1,467

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

2. Restatement Overview

        On October 17, 2005, the Company determined that its previously issued financial statements for the fiscal years ended December 31, 2004 and 2003 and for each of the quarters therein, need to be restated to correct an error discovered by the Company's management. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, the Company's Chairman, President and Chief Executive Officer. The error did not require a restatement of the Company's financial statements for the year ended December 31, 2002.

        In January 2000, the Company entered into this employment agreement with Mr. Prendergast, providing for, among other things, annual grants of stock options to be made to Mr. Prendergast. In addition, the employment agreement requires the Company to make certain payments to Mr. Prendergast to offset any taxes he incurs in connection with the exercise of these stock options. To date, Mr. Prendergast has not exercised any stock options and Heritage has not made any tax-offset payments to him.

        Prior to this restatement, Heritage did not record any liability with respect to the tax-offset payments that would be required in connection with Mr. Prendergast's future exercise of these stock options. In addition, as with stock options granted to other employees under Heritage's equity incentive plan, Heritage accounted for these stock options as fixed awards pursuant to APB Opinion No. 25. Accounting for Stock Issued to Employees ("APB Opinion No. 25") and related Interpretations.

        The liability for the tax-offset payments that would be made to Mr. Prendergast in the future should he exercise any stock options should be recorded as a liability in Heritage's financial statements and this liability is subject to variable accounting treatment pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 ("FIN No. 44"). The provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his exercise of these stock options also requires variable accounting treatment for those options pursuant to FIN No. 44.

        Accordingly, Heritage has amended the historical financial statements noted herein to record a liability and recognize compensation expense related to the tax-offset payment provision and to reflect compensation expense for the stock options subject to the tax-offset feature on a variable basis. Notes 3, 12, 13, 16 and 17 to these financial statements have also been amended to reflect the effects of the restatement. Certain immaterial changes to Notes 3, 12, 13 and 17 to these consolidated financial statements unrelated to the restatement have also been made.

        The following table shows the impact of the restatement to Heritage's consolidated balance sheets as of December 31, 2004 and 2003, each as compared with the amounts presented in the original Annual Report on Form 10-K filed on March 10, 2005 (the "Original 10-K"):

	December 31, 2004			December 31, 2003
(Dollars in thousands except for share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$2,222,638	$—	$2,222,638	$2,157,232	$—	$2,157,232
Cash and cash equivalents	6,720	—	6,720	5,464	—	5,464
Accounts receivable, net of allowance for doubtful accounts of $9,583 in 2004 and $8,770 in 2003	41,148	—	41,148	25,514	—	25,514
Prepaids and other assets	24,488	—	24,488	13,608	—	13,608
Investment in joint venture	3,406	—	3,406	—	—	—
Deferred financing and leasing costs	54,150	—	54,150	25,757	—	25,757

Total assets	$2,352,550	$—	$2,352,550	$2,227,575	$—	$2,227,575

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$649,040	$—	$649,040	$632,965	$—	$632,965
Unsecured notes payable	449,763	—	449,763	201,490	—	201,490
Line of credit facility	196,000	—	196,000	243,000	—	243,000
Accrued expenses and other liabilities	95,989	3,966	99,955	82,115	1,733	83,848
Accrued distributions	24,915	—	24,915	24,438	—	24,438

Total liabilities	1,415,707	3,966	1,419,673	1,184,008	1,733	1,185,741

Commitments and Contingencies
Series B Preferred Units	—	—	—	50,000	—	50,000
Series C Preferred Units	—	—	—	25,000	—	25,000
Exchangeable limited partnership units	13,110	(102)	13,008	7,670	(43)	7,627
Other minority interest	2,425	—	2,425	2,425	—	2,425

Total minority interests	15,535	(102)	15,433	85,095	(43)	85,052

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 46,934,285 and 46,208,574 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	47	—	47	46	—	46
Additional paid-in capital	1,154,360	5,721	1,160,081	1,136,516	2,500	1,139,016
Cumulative distributions in excess of net income	(229,818)	(9,585)	(239,403)	(176,267)	(4,190)	(180,457)
Unearned compensation	(2,775)	—	(2,775)	(1,823)	—	(1,823)
Other comprehensive loss	(506)	—	(506)	—	—	—

Total shareholders' equity	921,308	(3,864)	917,444	958,472	(1,690)	956,782

Total liabilities and shareholders' equity	$2,352,550	$—	$2,352,550	$2,227,575	$—	$2,227,575

        The following table shows the impact of the restatement to Heritage's consolidated statements of operations for fiscal years ended December 31, 2004 and 2003, each as compared with the amounts presented in the Original 10-K:

	Year ended December 31, 2004			Year ended December 31, 2003
(In thousands, except per-share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$325,947	$—	$325,947	$297,666	$—	$297,666
Interest, other, and joint venture fee income	1,079	—	1,079	495	—	495

Total revenue	327,026	—	327,026	298,161	—	298,161

Expenses:
Property operating expenses	45,954	—	45,954	43,102	—	43,102
Real estate taxes	48,973	—	48,973	43,322	—	43,322
Depreciation and amortization	88,678	—	88,678	78,548	—	78,548
Interest	77,269	—	77,269	69,415	—	69,415
General and administrative	24,214	5,454	29,668	20,965	4,233	25,198

Total expenses	285,088	5,454	290,542	255,352	4,233	259,585

Income before gain on sale of marketable securities	41,938	(5,454)	36,484	42,809	(4,233)	38,576
Gain on sale of marketable securities	529	—	529	—	—	—
Gains on sales of real estate investments	28	—	28	—
Income before allocation to minority interests	42,495	(5,454)	37,041	42,809	(4,233)	38,576
Income allocated to Series B and C Preferred Units	(2,176)	—	(2,176)	(6,656)	—	(6,656)
Income allocated to exchangeable limited partnership units	(265)	59	(206)	(257)	43	(214)
Income before discontinued operations	40,054	(5,395)	34,659	35,896	(4,190)	31,706
Discontinued operations:
Income from discontinued operations	696	—	696	2,154	—	2,154
Gains on sales of discontinued operations	3,958	—	3,958	2,683	—	2,683
Income from discontinued operations	4,654	—	4,654	4,837	—	4,837

Net income (loss) attributable to common shareholders	$44,708	$(5,395)	$39,313	$40,733	$(4,190)	$36,543

Basic per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.86	$(0.11)	$0.75	$0.86	$(0.10)	$0.76
Income from discontinued operations	0.10	—	0.10	0.11	0.01	0.12

Income (loss) attributable to common shareholders	$0.96	$(0.11)	$0.85	$0.97	$(0.09)	$0.88
Weighted average common shares outstanding	46,686	(301)	46,385	41,963	(216)	41,747
Diluted per-share data:
Income (loss) attributable to common shareholders before discontinued operations	$0.85	$(0.11)	$0.74	$0.85	$(0.10)	$0.75
Income from discontinued operations	0.10	—	0.10	0.11	0.01	0.12

Income (loss) attributable to common shareholders	$0.95	$(0.11)	$0.84	$0.96	$(0.09)	$0.87

Weighted average common and common equivalent shares outstanding	47,393	(105)	47,288	42,536	(52)	42,484

        The restatement had no effect on cash flows from operating, investing, or financing activities for the years ended December 31, 2004 or 2003.

3. Summary of Significant Accounting Policies

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

Stock-Based Compensation

        The Company has one stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and applies the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

        Due to a tax-offset payment provision contained in one employment agreement, certain of the Company's stock options are subject to variable accounting under APB Opinion No. 25.

        Except for those stock options subject to variable acccounting as described above, no stock-based employee compensation cost related to stock option grants is reflected in the Company's reported results, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS

No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per-share data):

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Net income (loss), attributable to common shareholders, as reported	$39,313	$36,543	$(187)
Add: Total stock based compensation as reported in net income	10,108	8,775	8,185
Less: Stock based compensation expense determined under fair-value based method for all awards	(10,714)	(9,348)	(8,542)
Pro forma net income (loss) attributable to common shareholders	$38,707	$35,970	$(544)
Income (loss) per share:
Basic—as reported	$0.85	$0.88	$(0.01)
Basic—pro forma	$0.83	$0.86	$(0.02)
Diluted—as reported	$0.84	$0.87	$(0.01)
Diluted—pro forma	$0.82	$0.85	$(0.02)

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

4. Real Estate Investments

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

5. Investment in Joint Venture

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

6. Supplemental Cash Flow Information

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

7. Operating Leases

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

8. Minority Interests

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

9. Debt

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

        Mortgage loans payable consisted of the following at December 31 (in thousands):

Property	Effective Interest Rate	Contractual Interest Rate	Maturity	2004(1)	2003(2)
Miracle Hills Park	8.28%	8.28%	August 2004	$—	$3,594
The Commons of Chacellor Park	8.48%	8.48%	November 2004	—	12,374
Franklin Square	9.00%	9.00%	June 2005	13,583	14,019
Williamson Square	8.00%	8.00%	August 2005	10,830	11,170
Riverchase Village Shopping Center	7.62%	7.62%	September 2005	9,764	10,074
Meridian Village Plaza	5.05%	7.88%	May 2006	5,348	5,753
Spring Mall	9.39%	9.39%	October 2006	8,141	8,250
Southport Centre	6.94%	6.94%	July 2007	9,924	10,000
Long Meadow Commons	5.11%	7.98%	July 2007	10,028	—
Innes Street Market	7.63%	7.63%	October 2007	12,830	13,156
Southgate Shopping Center	8.38%	8.38%	October 2007	2,395	2,496
Salem Consumer Square	10.13%	10.13%	September 2008	10,284	10,703
St. Francis Plaza	8.13%	8.13%	December 2008	866	1,042
Burlington Square	5.31%	8.28%	January 2009	15,051	—
Buckingham Place	5.89%	7.88%	August 2009	5,773	5,909
County Line Plaza	5.64%	7.91%	August 2009	18,506	18,983
Trinity Commons	5.64%	7.93%	August 2009	15,916	16,323
8 shopping centers, cross collateralized	7.82%	7.82%	December 2009	79,827	81,404
Montgomery Commons	6.38%	8.48%	January 2010	8,506	8,695
Warminster Towne Center	6.01%	8.24%	February 2010	21,797	22,354
Clocktower Place	5.75%	8.56%	April 2010	14,160	14,527
545 Boylston Street and William J. McCarthy Building	8.26%	8.26%	October 2010	34,782	35,387
29 shopping centers, cross collateralized	7.88%	7.88%	October 2010	235,465	237,741
The Market of Wolf Creek III	5.71%	7.88%	February 2011	9,634	—
Spradlin Farm	6.53%	7.25%	January 2012	18,003	18,251
Bedford Grove	7.86%	7.86%	March 2012	—	4,503
The Market of Wolf Creek I	5.71%	7.68%	October 2012	11,475	—
Berkshire Crossing	4.28%	4.28%	November 2012	14,523	15,094
Grand Traverse Crossing	7.42%	7.42%	January 2013	13,284	13,642
Salmon Run Plaza	8.10%	8.95%	September 2013	4,938	5,248
Elk Park Center	7.64%	7.64%	August 2016	8,244	8,519
Grand Traverse Crossing—Wal-Mart	7.75%	7.75%	October 2016	5,160	5,314
The Market of Wolf Creek II	5.87%	7.50%	July 2017	2,276	—
Montgomery Towne Center	8.50%	8.50%	March 2019	7,043	7,394
Bedford Grove—Wal-Mart	7.63%	7.63%	November 2019	4,067	4,208
Berkshire Crossing—Home Depot/Wal-Mart	7.63%	7.63%	March 2020	6,617	6,838

Total/Weighted average	7.36%	7.89%		649,040	632,965

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

10.    Related Party Transactions

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

11.    Segment Reporting

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

12.    Earnings Per Share

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

	For the year ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)	(Restated)	(Restated)
Basic Earnings Per Share:
Net income attributable to common shareholders	$39,313	46,385	$0.85

Effect of dilutive securities:
Stock options	—	311	—
Anticipated stock compensation	—	243	—
Operating partnership units	206	349	0.59

Diluted income per share:
Net income attributable to common shareholders	$39,519	47,288	$0.84

	For the year ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)	(Restated)	(Restated)
Basic Earnings Per Share:
Net income attributable to common shareholders	$36,543	41,747	$0.88

Effect of dilutive securities:
Stock options and warrants	—	204	—
Anticipated stock compensation	—	193	—
Operating partnership units	214	340	0.63

Diluted income per share:
Net income attributable to common shareholders	$36,757	42,484	$0.87

        For the year ended December 31, 2002, preferred stock distributions of $14.3 million, and the effect of the assumed conversion of convertible preferred stock and exchangeable minority interests outstanding into shares of common stock at the beginning of the year were not included in the computation of diluted loss per common share because the impact on basic loss per common share was anti-dilutive. At December 31, 2002, options and warrants to purchase 2,415,527 shares of common stock at $25.00 per share and 155,000 unvested restricted shares were outstanding but were not included in the computation of diluted loss per common share because their impact would be anti-dilutive.

13.    Stock-Based Compensation

Overview

        SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and to make pro-forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 were applied. The Company uses APB Opinion No. 25 and related Interpretations to measure compensation costs for its stock-based plan.

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

        Due to a tax-offset payment provision contained in one employment agreement, 920,000, 780,000 and 640,000 of the Company's stock options were subject to variable accounting under APB Opinion No. 25 at December 31, 2004, 2003 and 2002, respectively. The expense related to these stock options subject to variable accounting was $5.5 million, $4.2 million, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, these options had exercise prices ranging from $24.36 to $28.47, a weighted average exercise price of $25.43, and a weighted average remaining contractual life of 6.53 years. None of these options have been exercised as of December 31, 2004.

        Upon completion of the Company's initial public offering, the vesting of all stock options previously granted to employees (other than 430,000 options granted in April 2002) accelerated.

        A summary of all option transactions during the periods covered by these consolidated financial statements is as follows:

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

        The following table summarizes information about all stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted-Average Exercise Price
$23.95-$28.65	2,418,418	7.35	$25.60	1,304,702	$24.90

        For purposes of the pro forma amounts below, the Company recognizes compensation expense over the vesting period. The per-share weighted-average fair values of the 399,654, 597,751, and 956,352 options not subject to the aforementioned tax-offset feature and issued during the years ended December 31, 2004, 2003, and 2002, respectively was $1.98, $1.30, and $1.39, respectively. The per-share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions at December 31, 2004, 2003, and 2002:

Dividend	$2.10
Expected life of option	6 years
Risk-free interest rate	3%
Expected stock price volatility	20%

        As set forth above, the Company records compensation expense with respect to certain stock options subject to tax-offset provision. The additional compensation cost required under SFAS 123 for the stock performance-based plan would have been $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002. Had compensation cost for the Company's grants under stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss), and net income (loss) per common share for 2004, 2003 and 2002 would be the pro forma amounts below (in thousands, except per-share data):

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Net income (loss) attributable to common shareholders	$38,707	$35,970	$(544)
Net income (loss) per common share—basic	$0.83	$0.86	$(0.02)
Net income (loss) per common share—diluted	$0.82	$0.85	$(0.02)

        The effects of applying SFAS 123 in the pro-forma disclosure are not indicative of future amounts and anticipated awards.

        Subsequent to December 31, 2004, pursuant to the Plan, the Company granted 112,500 stock options at an exercise price of $30.90 per share, which appoximates the fair value of the Company's common stock. The options vest at a rate of one-third per year on the anniversary of the grant date and have a duration of ten years. None of these options is subject to any tax-offset provision.

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

Restricted Performance Shares

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

        During the years ended December 31, 2004, 2003 and 2002, the Company recognized $0.8 million, $1.2 million and $1.1 million, respectively, of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to 119,500 shares of restricted stock based on a fair value of $24.36 per share that were issued by the Company on March 3, 2003 for 2002 performance. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and three-year vesting periods. The unamortized compensation expense of $0.6 million is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining vesting period.

        During the years ended December 31, 2004 and 2003, the Company recognized $1.1 million and $1.1 million, respectively of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to 108,000 shares of restricted stock based on a fair value of $28.47 per share that were issued by the Company on February 17, 2004 for 2003 performance. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and three-year vesting periods. The unamortized compensation expense of $1.5 million is included as unearned compensation on the accompanying balance sheet and will be amortized over the remaining vesting period.

        During the year ended December 31, 2004, the Company accrued $1.5 million of compensation expense, including the reimbursement of a portion of the taxes to be paid by one employee, related to approximately 143,800 shares of restricted stock based on a fair value of $32.09 per share that were issued by the Company on March 4, 2005. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and three-year vesting periods.

        Following is a table summarizing restricted stock activity during the years ended December 31:

	2004	2003	2002
Unvested shares outstanding at beginning of year	238,500	155,000	84,111
Shares issued	243,000	276,500	263,565
Shares forfeited	—	—	—
Shares vested	(175,500)	(193,000)	(192,676)

Unvested shares outstanding at end of year	306,000	238,500	155,000

        The Company also granted to directors 8,336 and 7,493 shares of common stock and recognized compensation expense of $0.3 million and $0.2 million, respectively, as of December 31, 2004 and 2003.

Deferred Stock Units

        Effective January 1, 2004, the Company restructured its compensation program with respect to the payment of fees and other compensation to non-employee directors. Non-employee directors (other than directors who are also trustees of the Company's largest stockholder, Net Realty Holding Trust) receive an annual retainer, fees for Board meetings attended, Board committee chair retainers and fees for Board committee meetings attended. Except as described below, these fees are typically paid in cash. As part of the new compensation plan, the Company also eliminated the practice of issuing annual grants of stock options to directors. In lieu of annual stock option grants, under the new plan, on January 1, the Company credits each non-employee director entitled to receive compensation with an annual grant of 1,000 "deferred stock units" for his or her service on the Board during the prior year. On January 1 of each "service" year ("Service Year"), the Company begins to accrue compensation expense for deferred stock units expected to be credited for service on the Board during that Service Year. The value of the deferred stock units, based on the market value of the Company's common stock on the date of the grant, is amortized to compensation expense over the Service Year.

        In addition, beginning on the date on which deferred stock units are credited to a director for the prior Service Year, those deferred stock units are increased in the form of additional deferred stock units, by an amount equal to the relationship of dividends declared to the value of the common stock of the Company. The deferred stock units credited to a director are not settled until he or she ceases to be on the Board of Directors, at which time an equivalent number of shares of common stock will be issued. Deferred stock units may also be credited to directors in lieu of the payment of cash compensation. Under the Company's plan, directors may elect to receive their cash compensation, which is paid every six months, in the form of cash, shares of common stock or additional deferred stock units. Deferred stock units credited to a director in lieu of cash compensation have the same terms as deferred stock units credited for annual service, except that these expected deferred stock units are credited in January and July of each year.

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

14.    Commitments and Contingencies

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

15.    Derivative and Hedging Activities

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

16.    Guarantees of Notes Payable

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

        The following represents summarized condensed consolidating financial information as of December 31, 2004 and 2003 with respect to the financial position of the Company and for the years ended December 31, 2004, 2003, and 2002 with respect to the results of operations and cash flows of the Company and its subsidiaries. Financial information for the years ended December 31, 2004 and 2003 has been restated as described in Note 2. The Parent Company column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors' columns are segregated between Bradley Operating Limited Partnership, which is 98.5% owned by the Company, and Heritage Property Investment Limited Partnership, a wholly-owned subsidiary of the Company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets (In Thousands)

		Guarantors
December 31, 2004 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,009,467	$289,352	$923,819	$—	$2,222,638
Other assets	391,053	106,532	14,051	72,165	(453,889)	129,912
Investment in subsidiaries	906,927	186,749	324,363	—	(1,418,039)	—

Total assets	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	348,273	689,230	219,900	453,421	(416,021)	1,294,803
Other liabilities	32,263	66,098	35,351	29,026	(37,868)	124,870

Total liabilities	380,536	755,328	255,251	482,447	(453,889)	1,419,673
Minority interests/redeemable equity	—	16,752	—	2,425	(3,744)	15,433
Shareholders' equity/partners' capital	917,444	530,668	372,515	511,112	(1,414,295)	917,444

Total liabilities and shareholders' equity/partners' capital	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550

		Guarantors
December 31, 2003 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,026,975	$299,794	$830,463	$—	$2,157,232
Other assets	28,491	22,483	8,269	39,591	(28,491)	70,343
Investment in subsidiaries	954,283	150,421	266,969	—	(1,371,673)	—

Total assets	$982,774	$1,199,879	$575,032	$870,054	$(1,400,164)	$2,227,575

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	—	480,842	170,075	426,538	—	1,077,455
Other liabilities	25,992	54,485	32,599	23,701	(28,491)	108,286

Total liabilities	25,992	535,327	202,674	450,239	(28,491)	1,185,741
Minority interest/redeemable equity	—	84,681	—	2,425	(2,054)	85,052
Total shareholders' equity/partners' capital	956,782	579,871	372,358	417,390	(1,369,619)	956,782

Total liabilities and shareholders' equity/partners' capital	$982,774	$1,199,879	$575,032	$870,054	$(1,400,164)	$2,227,575

Condensed Consolidating Statements of Operations (In Thousands)

		Guarantors
Year ended December 31, 2004 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$9,087	$153,559	$45,760	$127,807	$(9,187)	$327,026

Expenses:
Operating expenses	—	48,858	10,480	35,589	—	94,927
Depreciation and amortization	—	41,182	12,667	34,829	—	88,678
Interest	9,447	32,152	13,350	31,407	(9,087)	77,269
General and administrative	100	17,617	7,285	4,766	(100)	29,668

Total expenses	9,547	139,809	43,782	106,591	(9,187)	290,542

Income (loss) before gain on sale of real estate investments and marketable securities	(460)	13,750	1,978	21,216	—	36,484

Gain on sale of market securities	—	—	245	284	—	529
Gain on sale of real estate investment	—	28	—	—	—	28

Income (loss) before allocation to minority interests	(460)	13,778	2,223	21,500	—	37,041
Income allocated to exchangeable partnership units	(206)	—	—	—	—	(206)
Income allocated to Series B & C Preferred Units	—	(2,176)	—	—	—	(2,176)
Subsidiary earnings	39,979	10,364	11,136	—	(61,479)	—

Income before discontinued operations	39,313	21,966	13,359	21,500	(61,479)	34,659
Discontinued operations:
Operating income from discontinued operations	—	532	164	—	—	696
Gain on sale of discontinued operations	—	970	2,988	—	—	3,958

Income from discontinued operations	—	1,502	3,152	—	—	4,654

Net income attributable to common shareholders	$39,313	$23,468	$16,511	$21,500	$(61,479)	$39,313

		Guarantors
Year ended December 31, 2003 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$152,107	$43,863	$103,146	$(955)	$298,161

Expenses:
Operating Expenses	—	47,938	10,321	28,165	—	86,424
Depreciation and amortization	—	39,152	12,416	26,980	—	78,548
Interest	—	25,813	14,205	29,397	—	69,415
General and administrative	955	14,562	6,909	3,727	(955)	25,198

Total expenses	955	127,465	43,851	88,269	(955)	259,585

Income (loss) before allocation to minority interests	(955)	24,642	12	14,877	—	38,576

Income allocated to exchangeable partnership units	(214)	—	—	—	—	(214)
Income allocated to Series B & C Preferred Units	—	(6,656)	—	—	—	(6,656)
Subsidiary earnings	37,712	9,778	5,099	—	(52,589)	—

Income before discontinued operations	36,543	27,764	5,111	14,877	(52,589)	31,706

Discontinued operations:
Operating income from discontinued operations	—	615	1,539	—	—	2,154
Gain on sale of discontinued operations	—	—	2,683	—	—	2,683

Income from discontinued operations	—	615	4,222	—	—	4,837

Net income attributable to common shareholders	$36,543	$28,379	$9,333	$14,877	$(52,589)	$36,543

		Guarantors
Year ended December 31, 2002	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$145,528	$41,022	$87,701	$(808)	$273,443

Expenses:
Operating expenses	—	45,509	9,844	23,176	—	78,529
Depreciation and amortization	—	36,773	11,146	21,682	—	69,601
Interest	2,712	31,196	13,568	24,836	—	72,312
General and administrative	808	15,324	4,484	3,543	(808)	23,351
Loss on prepayment of debt	2,534	4,215	—	—	—	6,749

Total expenses	6,054	133,017	39,042	73,237	(808)	250,542

Income before net gains	(6,054)	12,511	1,980	14,464	—	22,901

Net gains on sales of real estate investments and equipment	—	—	1,372	1,552	—	2,924
Net derivative gains	—	(7,766)	—	—	—	(7,766)

Income before allocation to minority interests	(6,054)	4,745	3,352	16,016	—	18,059

Income allocated to exchangeable partnership units	(216)	—	—	—	—	(216)
Income allocated to Series B & C Preferred Units	—	(6,656)	—	—	—	(6,656)
Subsidiary earnings	20,713	8,336	7,680	—	(36,729)	—

Income before discontinued operations	14,443	6,425	11,032	16,016	(36,729)	11,187
Discontinued operations:
Operating income from discontinued operations	—	755	2,117	—	—	2,872
Gain on sale of discontinued operations	—	—	384	—	—	384

Income from discontinued operations	—	755	2,501	—	—	3,256

Net income	14,443	7,180	13,533	16,016	(36,729)	14,443

Preferred stock distributions	(14,302)	—	—	—	—	(14,302)
Accretion of redeemable equity	(328)	—	—	—	—	(328)

Net (loss) income attributable to common shareholders	$(187)	$7,180	$13,533	$16,016	$(36,729)	$(187)

Condensed Consolidating Statements of Cash Flows (In Thousands)

		Guarantors
Year ended December 31, 2004	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$93,590	$56,696	$26,547	$92,045	$(145,836)	$123,042
Cash flows from investing activities	—	(16,449)	1,696	(107,362)	—	(122,115)
Cash flows from financing activities	(93,590)	(37,814)	(28,423)	14,320	145,836	329

Change in cash and cash equivalents	—	2,433	(180)	(997)	—	1,256
Beginning of period	—	1,292	1,139	3,033	—	5,464

End of period	$—	$3,725	$959	$2,036	$—	$6,720

		Guarantors
Year ended December 31, 2003	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$87,727	$82,919	$43,103	$65,237	$(130,298)	$148,688
Cash flows from investing activities	—	(15,769)	(133,119)	(16,243)	—	(165,131)
Cash flows from financing activities	(87,727)	(66,199)	91,855	(47,787)	130,298	20,440

Change in cash and cash equivalents	—	951	1,839	1,207	—	3,997
Beginning of period	—	341	(700)	1,826	—	1,467

End of period	$—	$1,292	$1,139	$3,033	$—	$5,464

		Guarantors
Year ended December 31, 2002	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$80,330	$57,927	$42,428	$58,515	$(118,028)	$121,172
Cash flows from investing activities	(220)	(114,658)	(10,822)	(3,557)	—	(129,257)
Cash flows from financing activities	(80,110)	53,515	(31,600)	(56,403)	118,028	3,430

Change in cash and cash equivalents	—	(3,216)	6	(1,445)	—	(4,655)
Beginning of period	—	3,557	(706)	3,271	—	6,122

End of period	$—	$341	$(700)	$1,826	$—	$1,467

17.    Supplementary Quarterly Data (unaudited)

      The tables below reflect the Company's selected quarterly information for the years ended December 31, 2004, and 2003. This information has been restated as described in Note 2. Certain prior quarter amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per-share data):

	3 Months Ended March 31,
	2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue from rentals and recoveries	$80,601	$—	$80,601	$74,373	$—	$74,373
Net Income	$10,888	$(3,405)	$7,483	$11,220	$(62)	$11,158
Net income attributable to common shareholders	$10,888	$(3,405)	$7,483	$11,220	$(62)	$11,158
Basic and diluted net income per common share*	$0.23	$(0.07)	$0.16	$0.27	$—	$0.27
	3 Months Ended June 30,
	2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue from rentals and recoveries	$79,088	$—	$79,088	$71,632	$—	$71,632
Net Income	$12,207	$4,939	$17,146	$8,679	$(2,300)	$6,379
Net income attributable to common shareholders	$12,207	$4,939	$17,146	$8,679	$(2,300)	$6,379
Basic and diluted net income per common share*	$0.26	$0.11	$0.37	$0.21	$(0.06)	$0.15
	3 Months Ended September 30,
	2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue from rentals and recoveries	$82,085	$—	$82,085	$73,621	$—	$73,621
Net Income	$10,643	$(2,754)	$7,889	$10,656	$(2,179)	$8,477
Net income attributable to common shareholders	$10,643	$(2,754)	$7,889	$10,656	$(2,179)	$8,477
Basic and diluted net income per common share*	$0.23	$(0.06)	$0.17	$0.25	$(0.05)	$0.20

	3 Months Ended December 31,
	2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue from rentals and recoveries	$84,173	$—	$84,173	$78,040	$—	$78,040
Net Income	$10,970	$(4,175)	$6,795	$10,178	$351	$10,529
Net income attributable to common shareholders	$10,970	$(4,175)	$6,795	$10,178	$351	$10,529
Basic net income per common share*	$0.23	$(0.08)	$0.15	$0.24	$0.01	$0.25
Diluted net income per common share*	$0.23	$(0.09)	$0.14	$0.24	$0.01	$0.25

*
Income (loss) per common share is computed independently for each of the quarters presented, which when added together may not equal income (loss) per common share for the year.

18.    Newly Issued Accounting Standards

        In December 2004, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Compensation ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company's results of operations, financial position, or liquidity.

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

S-III-16

QuickLinks

HERITAGE PROPERTY INVESTMENT TRUST, INC. ANNUAL REPORT ON FORM 10-K/A INDEX
EXPLANATORY NOTE
PART I
PART II
Debt Analysis
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Management's Annual Report on Internal Control over Financial Reporting (as Restated)
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Balance Sheets December 31, 2004 and 2003 (In thousands, except for share amounts)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Operations Years ended December 31, 2004, 2003 and 2002 (In thousands, except per-share data)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Comprehensive Income Years ended December 31, 2004, 2003 and 2002 (In thousands)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Changes in Shareholders' Equity Years ended December 31, 2004, 2003 and 2002 (In thousands, except per-share data)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Cash Flows Years ended December 31, 2004, 2003 and 2002 (In thousands)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Notes to Consolidated Financial Statements Years ended December 31, 2004, 2003 and 2002