Form 10-Q/A
period 2005-03-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2005-11-09
CIK 1158265

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

Commission file number: 001-31297

HERITAGE PROPERTY INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3474810 (I.R.S. Employer Identification No.)
131 Dartmouth Street, Boston, MA (Address of principal executive offices)	02116 (Zip Code)
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

        As of May 2, 2005, there were 47,232,686 shares of the Company's $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO FORM 10-Q/A

HERITAGE PROPERTY INVESTMENT TRUST, INC.

EXPLANATORY NOTE

Restatement Overview

  General

        For the reasons noted below, Heritage Property Investment Trust, Inc. ("Heritage" or the "Company") has filed this amendment on Form 10-Q/A (the "Amended 10-Q") to Heritage's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2005, to amend and restate the financial statements and other financial information noted herein for the three-month periods ended March 31, 2005 and 2004.

        On October 17, 2005, we determined that our previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and our unaudited quarterly financial statements for the periods ended March 31, 2005 and June 30, 2005, need to be restated to correct an error discovered by our management. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer. On October 20, 2005, Heritage filed a Current Report on Form 8-K to report that those financial statements could no longer be relied upon and needed to be restated.

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

        We have concluded that a liability for the tax-offset payments that would be made to Mr. Prendergast in the future should he exercise any stock options should have been recorded as a liability in our financial statements and that this liability is subject to variable accounting treatment pursuant to the Financial Accounting Standards Board ("FASB") Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation—an Interpretation APB Opinion No. 25 ("FIN No. 44"). In addition, we have concluded that the provision of Mr. Prendergast's employment agreement requiring us to make tax-offset payments in connection with his exercise of these stock options also requires variable accounting treatment for those options pursuant to FIN No. 44.

        Accordingly, we are filing this Amended 10-Q for the purpose of amending those historical financial statements set forth herein to record a liability and recognize compensation expense related to the tax-offset payment provision and to reflect compensation expense for the stock options subject to the tax-offset feature on a variable basis.

        The following table shows the impact of the restatement to our consolidated balance sheets as of March 31, 2005, and December 31, 2004, each as compared with the amounts presented in the original

Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2005 (the "Original 10-Q"):

	March 31, 2005			December 31, 2004
(In Thousands except for share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$2,207,347	$—	$2,207,347	$2,222,638	$—	$2,222,638
Cash and cash equivalents	2,697	—	2,697	6,720	—	6,720
Accounts receivable, net of allowance for doubtful accounts of $9,910 in 2005 and $9,583 in 2004	45,627	—	45,627	41,148	—	41,148
Prepaids and other assets	25,382	—	25,382	24,488	—	24,488
Investment in joint venture	3,510	—	3,510	3,406	—	3,406
Deferred financing and leasing costs	54,438	—	54,438	54,150	—	54,150

Total assets	$2,339,001	$—	$2,339,001	$2,352,550	$—	$2,352,550

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$645,399	$—	$645,399	$649,040	$—	$649,040
Unsecured notes payable	449,813	—	449,813	449,763	—	449,763
Line of credit facility	211,000	—	211,000	196,000	—	196,000
Accrued expenses and other liabilities	83,306	2,616	85,922	95,989	3,966	99,955
Accrued distributions	25,070	—	25,070	24,915	—	24,915

Total liabilities	1,414,588	2,616	1,417,204	1,415,707	3,966	1,419,673

Exchangeable limited partnership units	12,943	(52)	12,891	13,110	(102)	13,008
Other minority interest	2,425	—	2,425	2,425	—	2,425

Total minority interests	15,368	(52)	15,316	15,535	(102)	15,433

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,230,253 and 46,934,285 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	47	—	47	47	—	47
Additional paid-in capital	1,162,888	3,774	1,166,662	1,154,360	5,721	1,160,081
Cumulative distributions in excess of net income	(244,666)	(6,338)	(251,004)	(229,818)	(9,585)	(239,403)
Unearned compensation	(8,772)	—	(8,772)	(2,775)	—	(2,775)
Other comprehensive loss	(452)	—	(452)	(506)	—	(506)

Total shareholders' equity	909,045	(2,564)	906,481	921,308	(3,864)	917,444

Total liabilities and shareholders' equity	$2,339,001	$—	$2,339,001	$2,352,550	$—	$2,352,550

        The following table shows the impact of the restatement to our consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(In Thousands, except per-share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$87,959	$—	$87,959	$80,601	$—	$80,601
Interest and other	208	—	208	204	—	204

Total revenue	88,167	—	88,167	80,805	—	80,805

Expenses:
Property operating expenses	14,360	—	14,360	12,740	—	12,740
Real estate taxes	12,314	—	12,314	11,876	—	11,876
Depreciation and amortization	23,977	—	23,977	21,364	—	21,364
Interest	20,892	—	20,892	17,615	—	17,615
General and administrative	6,561	(3,297)	3,264	5,282	3,439	8,721

Total expenses	78,104	(3,297)	74,807	68,877	3,439	72,316

Income before allocation to minority interests	10,063	3,297	13,360	11,928	(3,439)	8,489

Income allocated to exchangeable limited partnership units	(108)	(50)	(158)	(65)	34	(31)
Income allocated to Series B & C Preferred Units	—	—	—	(1,208)	—	(1,208)

Income before discontinued operations	9,955	3,247	13,202	10,655	(3,405)	7,250
Income from discontinued operations	—	—	—	233	—	233

Net income attributable to common shareholders	$9,955	$3,247	$13,202	$10,888	$(3,405)	$7,483

Basic per-share data:
Income before discontinued operations	$0.21	$0.07	$0.28	$0.23	$(0.07)	$0.16
Income from discontinued operations	—	—	—	—	—	—

Income attributable to common shareholders	$0.21	$0.07	$0.28	$0.23	$(0.07)	$0.16

Weighted average common shares outstanding	47,039	(338)	46,701	46,377	(279)	46,098
Diluted per-share data:
Income before discontinued operations	$0.21	$0.07	$0.28	$0.23	$(0.07)	$0.16
Income from discontinued operations	—	—	—	—	—	—

Income attributable to common shareholders	$0.21	$0.07	$0.28	$0.23	$(0.07)	$0.16

Weighted average common and common equivalent shares outstanding	47,971	(769)	47,202	46,841	(147)	46,908

        The restatement had no effect on cash flows from operating, investing, or financing activities for the three-month periods ended March 31, 2005 or 2004.

        The following items of the Original 10-Q have been amended to reflect the restatement:

Part I

        Item 1—Financial Statements (Including Notes to Condensed Consolidated Financial Statements)

        Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition

        Item 4—Controls and Procedures

        For the convenience of the reader, this Amended 10-Q includes all information contained in the Original 10-Q, and, except for certain immaterial changes unrelated to the restatement to Notes 4, 5, 14, and 15 to the consolidated financial statements set forth in this Amended 10-Q, no attempt has been made in this Amended 10-Q to modify or update the Original 10-Q, except as required by the effects of the restatement. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q, affected by subsequent events. Except as noted above, information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original 10-Q on May 6, 2005. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

PART I

ITEM 1.    Financial Statements

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(Unaudited and in thousands of dollars)

	March 31, 2005	December 31, 2004
	(Restated)	(Restated)
Assets
Real estate investments, net	$2,207,347	$2,222,638
Cash and cash equivalents	2,697	6,720
Accounts receivable, net of allowance for doubtful accounts of $9,910 in 2005 and $9,583 in 2004	45,627	41,148
Prepaids and other assets	25,382	24,488
Investment in unconsolidated joint venture	3,510	3,406
Deferred financing and leasing costs	54,438	54,150

Total assets	$2,339,001	$2,352,550

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$645,399	$649,040
Unsecured notes payable	449,813	449,763
Line of credit facility	211,000	196,000
Accrued expenses and other liabilities	85,922	99,955
Accrued distributions	25,070	24,915

Total liabilities	1,417,204	1,419,673

Commitments and Contingencies
Exchangeable limited partnership units	12,891	13,008
Other minority interest	2,425	2,425

Total minority interests	15,316	15,433

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,230,253 and 46,934,285 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	47	47
Additional paid-in capital	1,166,662	1,160,081
Cumulative distributions in excess of net income	(251,004)	(239,403)
Unearned compensation	(8,772)	(2,775)
Other comprehensive loss	(452)	(506)

Total shareholders' equity	906,481	917,444

Total liabilities and shareholders' equity	$2,339,001	$2,352,550

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Three Months ended March 31, 2005 and 2004
(Unaudited and in thousands, except per-share data)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Revenue:
Rentals and recoveries	$87,959	$80,601
Interest and other	208	204

Total revenue	88,167	80,805

Expenses:
Property operating expenses	14,360	12,740
Real estate taxes	12,314	11,876
Depreciation and amortization	23,977	21,364
Interest	20,892	17,615
General and administrative	3,264	8,721

Total expenses	74,807	72,316

Income before allocation to minority interests	13,360	8,489

Income allocated to exchangeable limited partnership units	(158)	(31)
Income allocated to Series B & C Preferred Units	—	(1,208)

Income before discontinued operations	13,202	7,250
Income from discontinued operations	—	233

Net income attributable to common shareholders	$13,202	$7,483

Basic per-share data:
Income before discontinued operations	$0.28	$0.16
Income from discontinued operations	—	—

Income attributable to common shareholders	$0.28	$0.16

Weighted average common shares outstanding	46,701	46,098
Diluted per-share data:
Income before discontinued operations	$0.28	$0.16
Income from discontinued operations	—	—

Income attributable to common shareholders	$0.28	$0.16

Weighted average common and common equivalent shares outstanding	47,202	46,908

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2005 and 2004
(Unaudited and in thousands)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net income attributable to common shareholders	$13,202	$7,483

Other comprehensive income:
Realized gain from settlement of cash flow hedges	—	1,185
Reclassification adjustment for accretion of net realized loss on cash flow hedges	54	—

Total other comprehensive income	54	1,185

Comprehensive income	$13,256	$8,668

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004
(unaudited and in thousands of dollars)

	Three months ended March 31,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$13,202	$7,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,977	21,470
Amortization of deferred debt financing costs	689	462
Amortization of debt premiums and discount	(559)	(380)
Amortization of effective portion of interest rate swaps	54	—
Net compensation expense (income) associated with stock plans	(24)	3,632
Earnings from unconsolidated investment in joint venture	(104)	—
Income allocated to Series B & C Preferred Units	—	1,208
Income allocated to exchangeable limited partnership units	158	31
Changes in operating assets and liabilities	(15,038)	(7,772)

Net cash provided by operating activities	22,355	26,134

Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(9,853)	(5,631)
Expenditures for capitalized leasing commissions	(1,839)	(968)
Expenditures for furniture, fixtures and equipment	(34)	(461)

Net cash used for investing activities	(11,726)	(7,060)

Cash flows from financing activities:
Proceeds from the issuance of common stock	456	4,938
Repurchase of common stock	—	(34)
Repayments of mortgage loans payable	(3,032)	(7,187)
Proceeds from prior line of credit facility	26,000	74,000
Proceeds from new line of credit facility	211,000	—
Repayments under prior line of credit facility	(11,000)	(12,000)
Repayments of prior line of credit facility	(211,000)	—
Proceeds from interest swap termination	—	1,185
Distributions paid to exchangeable limited partnership unit holders	(275)	(179)
Distributions paid to Series B & C Preferred Unit holders	—	(653)
Redemption of Series B and C Preferred Units	—	(50,000)
Common stock distributions paid	(24,642)	(24,257)
Expenditures for deferred debt financing costs	(2,159)	—
Expenditures for equity issuance costs	—	(91)

Net cash used for financing activities	(14,652)	(14,278)

Net (decrease) increase in cash and cash equivalents	(4,023)	4,796
Cash and cash equivalents:
Beginning of period	6,720	5,464

End of period	$2,697	$10,260

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1.     Organization

Basis of Presentation

        The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. ("Heritage" or the "Company") contained in this report were prepared from the books and records of the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2004 are derived from the audited financial statements of the Company at that date. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of 2004 amounts have been made to conform to the 2005 presentation.

        The condensed consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for its fiscal year ended December 31, 2004.

2.     Restatement Overview

  (a)    General

        On October 17, 2005, the Company determined that its previously issued audited financial statements for the fiscal years ended December 31, 2004 and 2003 and for each of the quarters therein, and its unaudited quarterly financial statements for the period ended March 31, 2005, need to be restated to correct an error discovered by the Company's management. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, the Company's Chairman, President and Chief Executive Officer.

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

        Prior to this restatement, Heritage did not record any liability with respect to the tax-offset payments that would be required in connection with Mr. Prendergast's future exercise of these stock options. In addition, as with stock options granted to other employees under Heritage's equity incentive plan, Heritage also accounted for these stock options as fixed awards pursuant to APB Opinion No. 25. Accounting for Stock Issued to Employees ("APB Opinion No. 25") and related Interpretations.

        The liability for the tax-offset payments that would be made to Mr. Prendergast in the future should he exercise any stock options should be recorded as a liability in Heritage's financial statements and this liability is subject to variable accounting treatment pursuant to Financial Accounting Standards Board's ("FASB") Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 ("FIN No. 44"). The provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his exercise of these stock options also requires variable accounting treatment for those options pursuant to FIN No. 44.

        Accordingly, Heritage has amended the historical financial statements set forth herein to record a liability and recognize compensation expense related to the tax-offset payment provision and to reflect compensation expense for the stock options subject to the tax-offset feature on a variable basis. Notes 4, 5, 14 and 16 to these financial statements have also been amended to reflect the effects of the restatement. Certain immaterial changes to Notes 4, 5, 14 and 15 to these consolidated financial statements unrelated to the restatement have also been made.

        The following table shows the impact of the restatement to Heritage's consolidated balance sheets as of March 31, 2005, and December 31, 2004, each as compared with the amounts presented in the original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2005 (the "Original 10-Q"):

	March 31, 2005			December 31, 2004
(In Thousands except for share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$2,207,347	$—	$2,207,347	$2,222,638	$—	$2,222,638
Cash and cash equivalents	2,697	—	2,697	6,720	—	6,720
Accounts receivable, net of allowance for doubtful accounts of $9,910 in 2005 and $9,583 in 2004	45,627	—	45,627	41,148	—	41,148
Prepaids and other assets	25,382	—	25,382	24,488	—	24,488
Investment in joint venture	3,510	—	3,510	3,406	—	3,406
Deferred financing and leasing costs	54,438	—	54,438	54,150	—	54,150

Total assets	$2,339,001	$—	$2,339,001	$2,352,550	$—	$2,352,550

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$645,399	$—	$645,399	$649,040	$—	$649,040
Unsecured notes payable	449,813	—	449,813	449,763	—	449,763
Line of credit facility	211,000	—	211,000	196,000	—	196,000
Accrued expenses and other liabilities	83,306	2,616	85,922	95,989	3,966	99,955
Accrued distributions	25,070	—	25,070	24,915	—	24,915

Total liabilities	1,414,588	2,616	1,417,204	1,415,707	3,966	1,419,673

Exchangeable limited partnership units	12,943	(52)	12,891	13,110	(102)	13,008
Other minority interest	2,425	—	2,425	2,425	—	2,425

Total minority interests	15,368	(52)	15,316	15,535	(102)	15,433

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,230,253 and 46,934,285 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	47	—	47	47	—	47
Additional paid-in capital	1,162,888	3,774	1,166,662	1,154,360	5,721	1,160,081
Cumulative distributions in excess of net income	(244,666)	(6,338)	(251,004)	(229,818)	(9,585)	(239,403)
Unearned compensation	(8,772)	—	(8,772)	(2,775)	—	(2,775)
Other comprehensive loss	(452)	—	(452)	(506)	—	(506)

Total shareholders' equity	909,045	(2,564)	906,481	921,308	(3,864)	917,444

Total liabilities and shareholders' equity	$2,339,001	$—	$2,339,001	$2,352,550	$—	$2,352,550

        The following table shows the impact of the restatement to Heritage's consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(In thousands, except per-share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$87,959	$—	$87,959	$80,601	$—	$80,601
Interest and other	208	—	208	204	—	204

Total revenue	88,167	—	88,167	80,805	—	80,805

Expenses:
Property operating expenses	14,360	—	14,360	12,740	—	12,740
Real estate taxes	12,314	—	12,314	11,876	—	11,876
Depreciation and amortization	23,977	—	23,977	21,364	—	21,364
Interest	20,892	—	20,892	17,615	—	17,615
General and administrative	6,561	(3,297)	3,264	5,282	3,439	8,721

Total expenses	78,104	(3,297)	74,807	68,877	3,439	72,316

Income before allocation to minority interests	10,063	3,297	13,360	11,928	(3,439)	8,489

Income allocated to exchangeable limited partnership units	(108)	(50)	(158)	(65)	34	(31)
Income allocated to Series B & C Preferred Units	—	—	—	(1,208)	—	(1,208)

Income before discontinued operations	9,955	3,247	13,202	10,655	(3,405)	7,250
Income from discontinued operations	—	—	—	233	—	233

Net income attributable to common shareholders	$9,955	$3,247	$13,202	$10,888	$(3,405)	$7,483

Basic per-share data:
Income before discontinued operations	$0.21	$0.07	$0.28	$0.23	$(0.07)	$0.16
Income from discontinued operations	—	—	—	—	—	—

Income attributable to common shareholders	$0.21	$0.07	$0.28	$0.23	$(0.07)	$0.16

Weighted average common shares outstanding	47,039	(338)	46,701	46,377	(279)	46,098
Diluted per-share data:
Income before discontinued operations	$0.21	$0.07	$0.28	$0.23	$(0.07)	$0.16
Income from discontinued operations	—	—	—	—	—	—

Income attributable to common shareholders	$0.21	$0.07	$0.28	$0.23	$(0.07)	$0.16

Weighted average common and common equivalent shares outstanding	47,971	(769)	47,202	46,841	(147)	46,908

        The restatement had no effect on cash flows from operating, investing, or financing activities for the three-month periods ended March 31, 2005 or 2004.

  (b)    Line of Credit Waiver

        Heritage is party to a Credit Agreement, dated as of March 29, 2005, by and among Heritage, Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Agent, each of Deutsche Bank Trust Company Americas and Key Bank National Association, as Syndication Agents, each of Bank of America, National Association and Commerzbank Aktiengesellschaft, New York Branch, as Documentation Agents, and each of the financial institutions initially a signatory to the Credit Agreement.

        On October 20, 2005, Heritage obtained a waiver (the "Waiver") under this Credit Agreement. The Waiver waives any potential event of default or event of default under the Credit Agreement that Heritage expects would have been caused by the restatement of its financial results. As a result of the restatement, among other things, Heritage would no longer be able to make the representations under the Credit Agreement concerning the conformity with U.S. generally accepted accounting principles of its previously delivered financial statements. Because the restatement does not result in Heritage's having breached any of the financial covenants in the Credit Agreement, the Waiver does not waive or modify any such financial covenants.

        Under the terms of the Waiver, the Credit Agreement remains in full force and effect; therefore, Heritage is currently permitted to borrow under its line of credit.

3.     Income Taxes

        The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code and believes it is operating so as to qualify as a REIT. In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company's policy to distribute 100% of its taxable income to shareholders; accordingly, no provision has been made for federal income taxes.

4.     Stock-Based Compensation

        At March 31, 2005, the Company had one stock-based compensation plan (the "Plan"). The Company accounts for this Plan under the recognition and measurement principles of APB Opinion No. 25, and related Interpretations.

        Due to a tax-offset payment provision contained in one employment agreement, 920,000 of the Company's stock options are subject to variable accounting under APB Opinion No. 25 at March 31, 2005 and December 31, 2004. The expense/(income) related to these stock option awards subject to variable accounting was ($3.3 million) and $3.4 million for the three-month periods ended March 31, 2005 and 2004, respectively. At March 31, 2005, these options had exercise prices ranging from $24.36 to $28.47, a weighted average exercise price of $25.43, and a weighted average remaining contractual life of 6.28 years. None of these options have been exercised as of March 31, 2005.

        Except for those stock options subject to variable accounting, no stock-based compensation cost related to stock option grants is reflected in the Company's reported results, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of

SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") to stock-based employee compensation (in thousands, except per-share data):

	Three months ended March 31,
	2005	2004
	(Restated)	(Restated)
Net income, attributable to common shareholders as reported	$13,202	$7,483
Add: Total stock based compensation as reported in net income	(24)	3,632
Less: Stock based compensation expense determined under fair-value based method for all awards	(123)	(3,801)

Pro forma net income	$13,055	$7,314

Earnings per share:
Basic—as reported	$0.28	$0.16
Basic—pro forma	$0.28	$0.16
Diluted—as reported	$0.28	$0.16
Diluted pro forma	$0.28	$0.16

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

        In February 2004, the Company issued 108,000 shares of restricted stock related to 2003 performance and based on a value on the date of issuance of $28.47 per share. During the three-month periods ended March 31, 2005 and 2004, the Company recognized $0.3 million and $0.2 million, respectively, of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares. The unamortized compensation expense of $1.3 million is included as unearned compensation on the accompanying March 31, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

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

        During the three-month period ended March 31, 2005, the Company also recorded $0.3 million of compensation expense related to 111,200 shares of restricted stock anticipated to be issued by the Company in 2006 related to 2005 performance, including the reimbursement of the taxes to be paid by one employee related to the shares. This accrual is based on an estimate of the number of shares expected to be issued using the Company's March 31, 2005 share price of $29.68 per share. Assuming these shares are issued, the Company will recognize compensation expense with respect to these restricted shares ratably over the one-year performance and three-year vesting periods.

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

5.     Earnings Per Share

        Earnings per common share ("EPS") has been computed pursuant to SFAS No. 128, Earnings per Share ("SFAS No. 128"). The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable (in thousands, except per-share data):

	Three months ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)	(Restated)	(Restated)
Basic Earnings Per Share:
Net income attributable to common shareholders	$13,202	46,701	$0.28

Effect of dilutive securities:
Stock options	—	387	—
Anticipated stock compensation	—	114	—

Diluted earnings per share:
Net income attributable to common shareholders	$13,202	47,202	$0.28

	Three months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)	(Restated)	(Restated)
Basic Earnings Per Share:
Net income attributable to common shareholders	$7,483	46,098	$0.16

Effect of dilutive securities:
Stock options	—	390	—
Anticipated stock compensation	—	80	—
Operating partnership units	31	340	0.09

Diluted earnings per share:
Net income attributable to common shareholders	$7,514	46,908	$0.16

        For the three months ended March 31, 2005, operating partnership units exchangeable into shares of the Company's common stock were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

        In March 2004, the Company issued 68,166 shares of common stock in full settlement of 375,000 warrants held by the Prudential Insurance Company of America ("Prudential") in accordance with the cashless exercise provisions of its warrant agreement. The Company had issued these warrants in 1999 and 2000 in connection with advisory services provided by an affiliate of Prudential to the Company. The Company did not incur any expense under SFAS No. 123 as a result of the exercise of these warrants.

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

        The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension). As of March 31, 2005, $14.1 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Company is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Company together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of March 31, 2005 is not material to the Company's financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

        In April 2005, in accordance with the joint venture agreement, the Company made an additional $0.7 million contribution to the joint venture. In addition, the joint venture agreement was amended to change the income allocation and cash distributions of the joint venture.

9.     Debt

Prior Line of Credit

        On April 29, 2002, the Company entered into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Bradley Operating Limited Partnership ("Bradley OP") and Heritage Property Investment Limited Partnership ("Heritage OP"), the Company's two operating partnerships, were the borrowers under this line of credit, and the Company and certain of the Company's other subsidiaries guaranteed this line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. At March 31, 2004, $196 million was outstanding on the prior line of credit.

        Interest on this line of credit was determined at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company's debt rating, and required monthly payments of interest. The variable rate in effect at March 31, 2004, including the lender's margin of 105 basis points and borrowings outstanding at the base rate, was 2.15%. In addition, this line of credit had a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company's debt rating, and required quarterly payments.

New Line of Credit

        Under its terms, the prior line of credit would have matured on April 29, 2005. On March 29, 2005, the Company entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage's request, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and Bradley OP, Heritage OP and certain of the Company's other subsidiaries have guaranteed the new line of credit. The new line of credit replaced the Company's prior line of credit and is being used principally to fund growth opportunities and for working capital purposes.

        The Company's ability to borrow under the new line of credit is subject to the Company's ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits the Company's ability to make distributions in excess of 90% of the Company's annual funds from operations. In addition, this new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at March 31, 2005, including the lender's margin of 80 basis points and borrowings outstanding, was 3.52%. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

        Heritage loaned the proceeds from the new line of credit borrowings to Bradley OP, establishing a related party line of credit facility. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of March 31, 2005, $211 million was outstanding under the new line of credit facility.

        As a result of the restatement, at March 31, 2005, the Company was in default under the new line of credit because its representation with respect to its historical financial statements was not true. As described in Note 2, on October 20, 2005, the Company obtained from the financial institutions party to the new line of credit a waiver of this default. Except as noted above, the Company was in compliance with all applicable covenants under the new line of credit as of March 31, 2005.

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

        In addition, the notes described above have been guaranteed by the Company's two operating partnerships. The indentures under which these notes were issued contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by the Company and its subsidiaries. The Company was in compliance with all applicable covenants under these indentures as of March 31, 2005.

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

10.   Related Party Transactions

Transactions with NETT

        In connection with the formation of the Company, environmental studies were not completed for all of the properties contributed by the Company's largest stockholder the New England Teamsters Trucking Industry Pension Fund ("NETT"). NETT has agreed to indemnify the Company for environmental costs of up to $50 million with respect to those contributed properties. The environmental costs include completing environmental studies and any required remediation. Since its formation in July 1999, the Company has been reimbursed by NETT for approximately $2.2 million of environmental costs pursuant to this indemnity.

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

11.   Minority Interest

Exchangeable Limited Partnership Units

        Exchangeable limited partnership units consist of 522,044 Bradley OP Units ("OP Units") at March 31, 2005 and December 31, 2004, respectively, not owned by the Company. The holders of these Units may present such OP Units to Bradley OP for redemption at any time (subject to certain restrictions with particular holders). Upon presentation of an OP Unit, Bradley OP must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of the OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock.

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

14.   Guarantor of Notes Payable

        During 2004, the Company issued $350.0 million aggregate principal amount of its unsecured notes in two separate transactions to certain initial purchasers, who then sold those notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). These notes were guaranteed by Bradley OP and Heritage OP (the "Guarantors"). Each of the guarantees is full and unconditional and joint and several.

        Because these notes were sold pursuant to exemptions from registration under the Securities Act, the notes and guarantees were subject to transfer restrictions. In connection with the issuance of the notes and guarantees, the Company and the Guarantors entered into registration rights agreements with the initial purchasers in which the Company and the Guarantors agreed to register with the Securities and Exchange Commission ("SEC") under the Securities Act new notes ("Registered Notes") and new guarantees ("Registered Guarantees") to be exchanged for the original notes and guarantees. Each of the Registered Guarantees is full and unconditional and joint and several.

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

        The following represents summarized condensed consolidating financial information as of March 31, 2005 and December 31, 2004 with respect to the financial position of the Company and for the three-month periods ended March 31, 2005, and 2004, with respect to the results of operations and cash flows of the Company and its subsidiaries. Financial information for the year ended December 31, 2004 and the quarterly periods ended March 31, 2005 and 2004 have been restated as described in Note 2. The "Parent Company" column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors' columns are segregated between Bradley OP, which is 98.5% owned by the Company, and Heritage OP, a wholly-owned subsidiary of the Company. The "Non-Guarantor Subsidiaries" column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets (In Thousands)

		Guarantors
March 31, 2005 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,001,996	$288,236	$917,115	$—	$2,207,347
Other assets	605,266	114,401	15,340	73,509	(676,862)	131,654
Investment in subsidiaries	895,927	186,244	326,581	—	(1,408,752)	—

Total assets	$1,501,193	$1,302,641	$630,157	$990,624	$(2,085,614)	$2,339,001

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	559,323	703,805	229,689	451,210	(637,815)	1,306,212
Other liabilities	35,389	60,960	29,526	24,164	(39,047)	110,992

Total liabilities	594,712	764,765	259,215	475,374	(676,862)	1,417,204

Minority interests	—	15,494	—	2,425	(2,603)	15,316

Shareholders' equity / partners' capital	906,481	522,382	370,942	512,825	(1,406,149)	906,481

Total liabilities and shareholders' equity/partners' capital	$1,501,193	$1,302,641	$630,157	$990,624	$(2,085,614)	$2,339,001

		Guarantors
December 31, 2004 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,009,467	$289,352	$923,819	$—	$2,222,638
Other assets	391,053	106,532	14,051	72,165	(453,889)	129,912
Investment in subsidiaries	906,927	186,749	324,363	—	(1,418,039)	—

Total assets	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	348,273	689,230	219,900	453,421	(416,021)	1,294,803
Other liabilities	32,263	66,098	35,351	29,026	(37,868)	124,870

Total liabilities	380,536	755,328	255,251	482,447	(453,889)	1,419,673

Minority interests	—	16,752	—	2,425	(3,744)	15,433

Shareholders' equity/partners' capital	917,444	530,668	372,515	511,112	(1,414,295)	917,444

Total liabilities and shareholders' equity/partners' capital	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550

Condensed Statements of Operations (In Thousands)

		Guarantors
Three months ended March 31, 2005 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$40,177	$11,393	$36,389	$—	$87,959
Interest and other	4,319	118	71	19	(4,319)	208

Total revenue	4,319	40,295	11,464	36,408	(4,319)	88,167

Expenses:
Property operating expenses	—	6,532	1,644	6,184	—	14,360
Real estate taxes	—	6,487	1,202	4,625	—	12,314
Depreciation and amortization	—	10,627	3,123	10,227	—	23,977
Interest	4,548	9,429	3,028	8,206	(4,319)	20,892
General and administrative	—	1,738	1,050	476	—	3,264

Total expenses	4,548	34,813	10,047	29,718	(4,319)	74,807

Income (loss) before allocation to minority interests	(229)	5,482	1,417	6,690	—	13,360

Income allocated to exchangeable partnership units	(158)	—	—	—	—	(158)
Subsidiary earnings	13,589	2,986	3,704	—	(20,279)	—

Net income	$13,202	$8,468	$5,121	$6,690	$(20,279)	$13,202

		Guarantors
Three months ended March 31, 2004 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$38,173	$11,194	$31,353	$(119)	$80,601
Interest and other	—	4	189	11	—	204

Total revenue	—	38,177	11,383	31,364	(119)	80,805

Expenses:
Property operating expenses	—	6,298	1,533	4,909	—	12,740
Real estate taxes	—	6,514	1,129	4,233	—	11,876
Depreciation and amortization	—	9,990	3,200	8,174	—	21,364
Interest	—	6,318	3,384	7,913	—	17,615
General and administrative	119	5,307	1,999	1,415	(119)	8,721

Total expenses	119	34,427	11,245	26,644	(119)	72,316

Income (loss) before allocation to minority interests	(119)	3,750	138	4,720	—	8,489

Income allocated to exchangeable partnership units	(31)	—	—	—	—	(31)
Income allocated to Series B & C preferred units	—	(1,208)	—	—	—	(1,208)
Subsidiary earnings	7,633	2,613	2,107	—	(12,353)	—

Income before discontinued operations	7,483	5,155	2,245	4,720	(12,353)	7,250
Income from discontinued operations	—	141	92	—	—	233

Net income	$7,483	$5,296	$2,337	$4,720	$(12,353)	$7,483

Condensed Statements of Cash Flows (In Thousands)

		Guarantors
Three months ended March 31, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$26,345	$16,219	$3,981	$16,819	$(41,009)	$22,355
Cash flows from investing activities	—	(5,829)	(3,324)	(2,573)	—	(11,726)
Cash flows from financing activities	(26,345)	(13,913)	(873)	(14,530)	41,009	(14,652)

Change in cash and cash equivalents	—	(3,523)	(216)	(284)	—	(4,023)
Beginning of period	—	3,725	959	2,036	—	6,720

End of period	$—	$202	$743	$1,752	$—	$2,697

		Guarantors
Three months ended March 31, 2004	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$18,259	$11,663	$10,331	$23,613	$(37,732)	$26,134
Cash flows from investing activities	—	(3,044)	(924)	(3,092)	—	(7,060)
Cash flows from financing activities	(18,259)	(5,739)	(8,262)	(19,750)	37,732	(14,278)

Change in cash and cash equivalents	—	2,880	1,145	771	—	4,796
Beginning of period	—	1,292	1,139	3,033	—	5,464

End of period	$—	$4,172	$2,284	$3,804	$—	$10,260

15.   Subsequent Event

Joint Venture Acquisition

        In April 2005, the Company, through its joint venture with Intercontinental Real Estate Corporation acquired the Skillman Abrams Shopping Center ("Skillman Abrams"), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Company has a minority interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement.

16.   Newly Issued Accounting Standards

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company's actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company's control and which could materially affect actual results. The factors that could cause actual results to differ materially from current expectations include financial performance and operations of the Company's shopping centers, including the Company's tenants, real estate conditions, current and future bankruptcies of the Company's tenants, execution of shopping center redevelopment programs, the Company's ability to finance the Company's operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

        As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have determined that the provision of our Chairman, President and Chief Executive Officer, Thomas C. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that we record a liability and recognize compensation expense to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. We have therefore amended the Original 10-Q for the purpose of restating the financial statements and other financial information for the three-month periods ended March 31, 2005 and 2004, to amend and restate the financial statements and other financial information for the three-month periods ended March 31, 2005 and 2004, to reflect this compensation expense and liability.

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

Results of Operations

        For the reasons described in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have restated our financial statements and other financial information for the three-month periods ended March 31, 2005 and 2004. The following discussion is based on our consolidated financial statements for the three-month periods ended March 31, 2005 (as restated) and 2004 (as restated).

        The comparison of operating results for the three-month periods ended March 31, 2005 and 2004 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) and the changes in income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements related to properties that have been sold prior to March 31, 2005 are excluded from the Same Property Portfolio and Total Portfolio information.

Comparison of the three-month period ended March 31, 2005 (as restated) to the three-month period ended March 31, 2004 (as restated).

        The table below shows selected operating information for our Total Portfolio and the 163 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through March 31, 2005, which constitute the Same Property Portfolio for the three-month periods ended March 31, 2005 and 2004. The only line items in the table below affected by the restatement are "General and administrative" and "Income before allocation to minority interests."

	Same Property Portfolio				Total Portfolio
(Dollars In Thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
					(Restated)	(Restated)
Revenue:
Rentals	$60,294	$59,618	$676	1.1%	$63,566	$59,758	$3,808	6.4%
Percentage rent	1,584	1,585	(1)	—	1,584	1,689	(105)	(6.2)%
Recoveries	20,577	18,627	1,950	10.5%	21,314	18,626	2,688	14.4%
Other property	1,494	528	966	183.0%	1,495	528	967	183.1%

Total revenue	83,949	80,358	3,591	4.3%	87,959	80,601	7,358	9.1%
Expenses:
Property operating expenses	13,731	12,741	990	7.8%	14,360	12,740	1,620	12.7%
Real estate taxes	11,886	11,875	11	0.1%	12,314	11,876	438	3.7%

Net operating income(*)	$58,332	$55,742	$2,590	4.6%	61,285	55,985	5,300	9.5%

Add:
Interest and other income					208	204	4	2.0%
Deduct:
Depreciation and amortization					23,977	21,364	2,613	12.2%
Interest					20,892	17,615	3,277	18.6%
General and administrative					3,264	8,721	(5,457)	(62.6)%

Income before allocation to minority interests					$13,360	$8,489	$4,871	57.4%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 48-49.

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

        Interest expense increased primarily as a result of an increase in overall indebtedness and an increase in interest rates. Overall indebtedness increased as a result of the issuance of $350 million of unsecured notes issued in 2004. Proceeds from these unsecured note issuances were used to pay down the prior line of credit and to fund acquisitions during the last three quarters of 2004. In addition, portions of the proceeds of these bond offerings were used in November 2004 to repay the $100 million 7.0% bonds. Interest expense for the line of credit increased $0.4 million due to higher LIBOR rates partially offset by lower average balances in the first quarter of 2005. The interest rate on the Company's line of credit increased to 3.25% for the quarter ended March 31, 2005 from 2.15% for the quarter ended March 31, 2004.

        As set forth in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have filed this Amended 10-Q to amend our historical financial statements to reflect additional compensation expense required as a result of the tax-offset provision of Mr. Prendergast's employment agreement. Compensation expense is a component of our general and administrative expense. As a result of the compensation expense reported for each of the three-month periods ended March 31, 2005 and March 31, 2004 associated with this tax-offset provision, our general and administrative expense decreased approximately $3.3 million in March 31, 2005, and increased approximately $3.4 million in March 31, 2004, relative to the amounts reported in the Original 10-Q. Consequently, taking into account the effects of the restatement, our general and administrative expense decreased an additional $6.7 million from the decrease reported in the Original 10-Q in March 31, 2005 from March 31, 2004.

        As we reported in the Original 10-Q (prior to taking into account the effects of the restatement), our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses increased $1.3 million for the three-month period ended March 31, 2005 as compared with the three-month period ended March 31, 2004. This increase was primarily due to increased personnel costs of $0.7 million and increased professional fees of $0.3 million. Personnel costs increased due to higher payroll costs associated with a larger workforce as well as an increase in stock compensation expense in the first quarter of 2005 as compared to the first quarter of 2004. The increase in professional fees was due to costs associated with the Company's compliance with provisions of the Sarbanes-Oxley Act as well as increased audit fees.

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

        Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor's, which has given us a rating of BBB-, Moody's Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-, all three have stated the outlook as stable. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

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

Contractual Obligations, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The following table summarizes our repayment obligations under our indebtedness outstanding as of March 31, 2005 (in thousands):

Property	2005(1)	2006	2007	2008	2009	Thereafter	Total
	(in thousands of dollars)
Mortgage loans payable:
Franklin Square	$13,468	—	—	—	—	—	$13,468
Williamson Square	10,741	—	—	—	—	—	10,741
Riverchase Village Shopping Center	9,684	—	—	—	—	—	9,684
Meridian Village Plaza(2)	222	4,841	—	—	—	—	5,063
Spring Mall	91	8,021	—	—	—	—	8,112
Southport Centre	121	171	9,593	—	—	—	9,885
Long Meadow Commons(2)(3)	240	344	8,717	—	—	—	9,301
Innes Street Market	266	380	12,098	—	—	—	12,744
Southgate Shopping Center	82	119	2,166	—	—	—	2,367
Salem Consumer Square	342	504	559	8,774	—	—	10,179
St. Francis Plaza	144	207	225	243	—	—	819
Burlington Square(2)	142	209	227	224	12,743	—	13,545
Buckingham Place(2)	45	69	74	79	5,054	—	5,321
County Line Plaza(2)	151	222	240	256	16,002	—	16,871
Trinity Commons(2)	125	185	200	214	13,776	—	14,500
8 shopping centers, cross collateralized	1,291	1,843	1,993	2,154	72,132	—	79,413
Montgomery Commons(2)	58	86	94	100	102	7,334	7,774
Warminster Towne Center(2)	192	283	307	329	362	18,294	19,767
Clocktower Place(2)	88	132	144	154	171	11,838	12,527
545 Boylston Street and William J. McCarthy Building	498	711	772	838	910	30,896	34,625
29 shopping centers, cross collateralized	1,845	2,728	2,955	3,147	3,461	220,654	234,790
The Market of Wolf Creek III(2)	68	98	106	113	125	8,177	8,687
Spradlin Farm(2)	139	203	219	232	253	16,187	17,233
The Market of Wolf Creek I(2)	111	163	176	188	206	9,327	10,171
Berkshire Crossing	393	550	576	603	633	11,635	14,390
Grand Traverse Crossing	276	394	424	457	492	11,151	13,194
Salmon Run Plaza(2)	242	349	381	417	456	2,736	4,581
Elk Park Center	225	321	346	374	403	6,503	8,172
Grand Traverse Crossing—Wal-Mart	125	179	193	208	225	4,190	5,120
The Market of Wolf Creek II(2)	73	103	111	120	129	1,428	1,964
Montgomery Towne Center	289	393	307	335	364	5,262	6,950
Bedford Grove—Wal-Mart	115	164	178	191	207	3,175	4,030
Berkshire Crossing—Home Depot/Wal-Mart	181	258	278	300	324	5,218	6,559
Total mortgage loans payable	$42,073	24,230	43,659	20,050	128,530	374,005	$632,547
Unsecured notes payable(4)	—	1,490	—	100,000	150,000	200,000	451,490
Line of credit facility	—	—	—	211,000	—	—	211,000

Total indebtedness	$42,073	25,720	43,659	331,050	278,530	574,005	$1,295,037

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

        As of March 31, 2005, in addition to the repayment obligations under the indebtedness described above, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005(1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$14,688	609	—	—	—	—	$15,297
Ground leases and subleases	996	1,355	1,445	1,454	1,447	41,366	48,063
Office leases	838	1,144	1,146	1,148	1,266	6,115	11,657

Total	$16,522	3,108	2,591	2,602	2,713	47,481	$75,017

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

        The repayment obligations reflected in the above table do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above table. These obligations related to the retirement benefit plan are more fully described in the Company's 2004 Annual Report on Form 10-K. Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

        In May 2004, the Company entered into a joint venture agreement with a third party for the development and construction of a shopping center. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of the shopping center, which is estimated to occur in the spring of 2006, the Company may be required to purchase the third party's joint venture interest. The purchase price for this interest would be at the estimated fair market value. This contingent obligation is not reflected in the table above.

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

New Line of Credit

        Under its terms, the prior line of credit would have matured on April 29, 2005. On March 29, 2005, we entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, this new line of credit may be increased to $500 million. Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at March 31, 2005, including the lender's margin of 80 basis points and borrowings outstanding, was 3.52%. This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

        We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this line of credit. This new line of credit replaces our prior line of credit and will be used principally to fund growth opportunities and for working capital purposes. As of March 31, 2005, $211 million was outstanding under this new line of credit.

        As a result of the restatement, at March 31, 2005, we were in default under our line of credit because our representation with respect to our historical financial statements was not true. As described at the start of this Amended 10-Q under the heading "Explanatory Note—Restatement Overview," on October 20, 2005, we obtained from the financial institutions party to the line of credit a waiver of this default. Except as noted above, we believe we are in compliance with all of the financial covenants under this new line of credit as of March 31, 2005. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

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

  •
  The Company is not permitted to incur any indebtedness if the ratio of the Company's consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

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

        Notes due 2009.    On October 15, 2004, the Company completed the issuance and sale of $150 million principal amount of 4.50% notes due 2009 (the "2009 Notes"). The 2009 Notes bear interest at a rate of 4.50% and mature on October 15, 2009. The 2009 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        Notes due 2014.    On April 1, 2004, the Company completed the issuance and sale of $200 million principal amount of 5.125% notes due 2014 (the "2014 Notes"). The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2014. The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        We believe we were in compliance with all applicable covenants under these indentures as of March 31, 2005.

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

        Notes due 2006.    In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the "2006 Notes"). The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of March 31, 2005.

        Notes due 2008.    In January 1998, Bradley OP completed the offering of $100 million aggregate principal amount of its 7.2% Notes due 2008 (the "2008 Notes"). The 2008 Notes bear interest at 7.2% per year and mature on January 15, 2008. The 2008 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2008 Notes being redeemed plus accrued interest on the 2008 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2008 Notes that is designed to provide yield maintenance protection to the holders of these notes.

        We believe Bradley OP was in compliance with all applicable covenants under these indentures as of March 31, 2005.

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

        The following table reflects the calculation of Funds from Operations. As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have determined that the provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that we record a liability and recognize compensation expense to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. We have therefore amended the Original 10-Q for the purpose of restating the financial statements and other financial information for the three-month periods ended March 31, 2005 and 2004 to reflect this compensation expense and liability. The following table reflects the impact of this restatement (in thousands):

	Three months ended March 31,
	2005	2004
	(Restated)	(Restated)
Net income	$13,202	$7,483
Add (deduct):
Depreciation and amortization (real-estate related):
Continuing operating	23,801	21,085
Discontinued Operations	—	106
Pro rata share of unconsolidated joint venture	8	—

Funds from Operations	$37,011	$28,674

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

Contingencies

Legal and Other Claims

        We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 52, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Recourse Loan Guarantees

        In addition to our unsecured line of credit and unsecured debt securities we and Bradley OP have issued, we have fully guaranteed the repayment of a $22 million construction loan obtained by our Lakes Crossing joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension).

Non-Recourse Loan Guarantees

        In connection with the Bradley acquisition, we entered into a special securitied facility with Prudential Mortgage Capital Corporation ("PMCC") pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which we contributed 29 of our properties. This loan is secured by all 29 properties we contributed to the borrower.

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

        The table below sets forth a reconciliation of NOI to net income available to common shareholders. As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have determined that the provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that we record a liability and recognize compensation expense to reflect the effects of tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. We have therefore amended the Original 10-Q for the purpose of restating the financial statements and other financial information for the three-month periods ended March 31, 2005 and 2004 to reflect this compensation expense and liability. The following table reflects the impact of this restatement (in thousands):

	Three months ended March 31,
	2005	2004
	(Restated)	(Restated)
Net operating income	$61,285	$55,985
Add:
Interest and other	208	204
Income from discontinued operations	—	233
Deduct:
Depreciation and amortization	23,977	21,364
Interest	20,892	17,615
General and administrative	3,264	8,721
Income allocated to exchangeable limited partnership units	158	31
Income allocated to Series B & C Preferred Units	—	1,208

Net income (loss) attributable to common shareholders	$13,202	$7,483

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

        The following table presents our contractual fixed rate debt obligations as of March 31, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2005(1)	2006	2007	2008	2009	2010+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$41,680	$23,680	$43,083	$19,447	$127,897	$362,370	$618,157	7.46%
Variable rate	393	550	576	603	633	11,635	14,390	4.69%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	211,000	—	—	211,000	3.52%

Total	$42,073	$25,720	$43,659	$331,050	$278,530	$574,005	$1,295,037	6.16%

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

ITEM 4: Controls and Procedures

(a)  Restatement

        On October 17, 2005, we determined that our previously issued financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, and for each of the quarters therein, and for the quarterly period ended March 31, 2005, need to be restated to correct an error discovered by our management. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, our Chairman, President and Chief Executive Officer. As a result of the error, we have restated our historical financial statements to record a liability and to recognize compensation expense related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision. See Note 2 to the Consolidated Financial Statements of this Amended 10-Q for a summary of the effects of the restatement on our previously issued consolidated financial statements.

(b)  Evaluation of Disclosure Controls and Procedures

        In the Original 10-Q filed on May 6, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original 10-Q. Based on that evaluation, our management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules.

        In connection with the restatement described above, under the direction of our Chief Executive Officer and Chief Financial Officer, our management reevaluated our disclosure controls and procedures as of March 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission on Internal Control—Integrated Framework. During the course of this reevaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2005 due to a material weakness in internal control over financial reporting. This material weakness related to our internal controls over financial reporting with respect to significant compensation arrangements.

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

        As previously stated in the Original 10-Q, there was no change in our internal controls over financial reporting during the period covered by the Original 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the filing of the Original 10-Q, we took the remedial actions described above.

PART II—OTHER INFORMATION

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Dated: November 9, 2005
/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast Chairman, President and Chief Executive Officer
/s/ DAVID G. GAW David G. Gaw Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

HERITAGE PROPERTY INVESTMENT TRUST, INC. INDEX TO FORM 10-Q/A
EXPLANATORY NOTE
  PART I
  ITEM 1. Financial Statements
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Balance Sheets March 31, 2005 and December 31, 2004 (Unaudited and in thousands of dollars)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Operations Three Months ended March 31, 2005 and 2004 (Unaudited and in thousands, except per-share data)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Comprehensive Income Three months ended March 31, 2005 and 2004 (Unaudited and in thousands)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004 (unaudited and in thousands of dollars)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Notes to Condensed Consolidated Financial Statements
  ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4: Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits
SIGNATURES