Form 10-Q/A
period 2005-06-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2005-11-09
CIK 1158265

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒    No ☐

As of August 1, 2005, there were 47,310,643 shares of the Company's $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO FORM 10-Q/A

HERITAGE PROPERTY INVESTMENT TRUST, INC.

EXPLANATORY NOTE

Restatement Overview

  General

        For the reasons noted below, Heritage Property Investment Trust, Inc. ("Heritage" or the "Company") has filed this amendment on Form 10-Q/A (the "Amended 10-Q") to Heritage's Quarterly Report on Form 10-Q for the period ended June 30, 2005, to amend and restate the financial statements and other financial information noted herein for the three- and six-month periods ended June 30, 2005 and 2004.

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

        In our historical financial statements, we did not record any liability with respect to the tax-offset payments that could be required in connection with Mr. Prendergast's future exercise of these stock options. In addition, as with stock options granted to other employees under our equity incentive plan, we accounted for these stock options as fixed awards pursuant to APB Opinion No. 25. Accounting for Stock Issued to Employees ("APB Opinion No. 25") and related Interpretations.

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

        The following table shows the impact of the restatement to our consolidated balance sheets as of June 30, 2005 and December 31, 2004, each as compared with the amounts presented in the original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2005 (the "Original 10-Q"):

	June 30, 2005			December 31, 2004
(In Thousands except for share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$2,196,192	$—	$2,196,192	$2,222,638	$—	$2,222,638
Cash and cash equivalents	1,598	—	1,598	6,720	—	6,720
Accounts receivable, net of allowance for doubtful accounts of $9,818 in 2005 and $9,583 in 2004	48,710	—	48,710	41,148	—	41,148
Prepaids and other assets	25,907	—	25,907	24,488	—	24,488
Investments in unconsolidated joint ventures	5,411	—	5,411	3,406	—	3,406
Deferred financing and leasing costs	50,643	—	50,643	54,150	—	54,150

Total assets	$2,328,461	$—	$2,328,461	$2,352,550	$—	$2,352,550

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$628,487	$—	$628,487	$649,040	$—	$649,040
Unsecured notes payable	449,864	—	449,864	449,763	—	449,763
Line of credit facility	232,000	—	232,000	196,000	—	196,000
Accrued expenses and other liabilities	81,307	5,859	87,166	95,989	3,966	99,955
Accrued distributions	25,095	—	25,095	24,915	—	24,915

Total liabilities	1,416,753	5,859	1,422,612	1,415,707	3,966	1,419,673

Exchangeable limited partnership units	12,123	(171)	11,952	13,110	(102)	13,008
Other minority interest	2,425	—	2,425	2,425	—	2,425

Total minority interests	14,548	(171)	14,377	15,535	(102)	15,433

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,302,857 and 46,934,285 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	47	—	47	47	—	47
Additional paid-in capital	1,164,960	8,450	1,173,410	1,154,360	5,721	1,160,081
Cumulative distributions in excess of net income	(260,377)	(14,138)	(274,515)	(229,818)	(9,585)	(239,403)
Unearned compensation	(7,072)	—	(7,072)	(2,775)	—	(2,775)
Other comprehensive loss	(398)	—	(398)	(506)	—	(506)
Total shareholders' equity	897,160	(5,688)	891,472	921,308	(3,864)	917,444

Total liabilities and shareholders' equity	$2,328,461	$—	$2,328,461	$2,352,550	$—	$2,352,550

        The following table shows the impact of the restatement to our consolidated statements of operations for the six-month periods ended June 30, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(In thousands, except per-share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$173,402	$—	$173,402	$159,689	$—	$159,689
Interest, other, and joint venture fee income	357	—	357	271	—	271

Total revenue	173,759	—	173,759	159,960	—	159,960

Expenses:
Property operating expenses	25,743	—	25,743	23,011	—	23,011
Real estate taxes	24,879	—	24,879	24,274	—	24,274
Depreciation and amortization	48,699	—	48,699	43,124	—	43,124
Interest	41,743	—	41,743	37,030	—	37,030
General and administrative	13,603	4,623	18,226	10,947	(1,551)	9,396

Total expenses	154,667	4,623	159,290	138,386	(1,551)	136,835

Income before gain on sale of marketable securities	19,092	(4,623)	14,469	21,574	1,551	23,125

Gain on sale of marketable securities	8	—	8	—	—	—

Income before equity in income from unconsolidated joint ventures and allocation to minority interest	19,100	(4,623)	14,477	21,574	1,551	23,125

Equity in income from unconsolidated joint ventures	159	—	159	—	—	—
Income allocated to exchangeable limited partnership units	(179)	70	(109)	(143)	(15)	(158)
Income allocated to Series B & C Preferred Units	—	—	—	(1,763)		(1,763)

Income before discontinued operations	19,080	(4,553)	14,527	19,668	1,536	21,204
Discontinued Operations
Income from discontinued operations	—	—	—	437	—	437
Gains on sales of discontinued operations	—	—	—	2,988	—	2,988

Income from discontinued operations	—	—	—	3,425	—	3,425

Net income attributable to common shareholders	$19,080	$(4,553)	$14,527	$23,093	$1,536	$24,629

Basic per-share data:
Income before discontinued operations	$0.40	$(0.09)	$0.31	$0.42	$0.03	$0.45
Income from discontinued operations	—	—	—	0.08	—	0.08

Income attributable to common shareholders	$0.40	$(0.09)	$0.31	$0.50	$0.03	$0.53

Weighted average common shares outstanding	47,151	(360)	46,791	46,551	(294)	46,257

Diluted per-share data:
Income before discontinued operations	$0.40	$(0.09)	$0.31	$0.42	$0.03	$0.45
Income from discontinued operations	—	—	—	0.07	—	0.07

Income attributable to common shareholders	$0.40	$(0.09)	$0.31	$0.49	$0.03	$0.52

Weighted average common and common equivalent shares outstanding	48,130	(209)	47,921	47,169	(541)	46,628

        The following table shows the impact of the restatement to our consolidated statements of operations for the three-month periods ended June 30, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(In thousands, except per-share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$85,443	$—	$85,443	$79,088	$—	$79,088
Interest, other, and joint venture fee income	254	—	254	67	—	67

Total revenue	85,697	—	85,697	79,155	—	79,155

Expenses:
Property operating expenses	11,383	—	11,383	10,271	—	10,271
Real estate taxes	12,565	—	12,565	12,398	—	12,398
Depreciation and amortization	24,722	—	24,722	21,760	—	21,760
Interest	20,851	—	20,851	19,415	—	19,415
General and administrative	7,042	7,920	14,962	5,664	(4,989)	675

Total expenses	76,563	7,920	84,483	69,508	(4,989)	64,519

Income before gain on sale of marketable securities	9,134	(7,920)	1,214	9,647	4,989	14,636

Gain on sale of marketable securities	8	—	8	—	—	—

Income before equity in income from unconsolidated joint ventures and allocation to minority interest	9,142	(7,920)	1,222	9,647	4,989	14,636

Equity in income from unconsolidated joint ventures	54	—	54	—	—	—
Income allocated to exchangeable limited partnership units	(71)	120	49	(78)	(50)	(128)
Income allocated to Series C Preferred Units	—	—	—	(555)	—	(555)
Income before discontinued operations	9,125	(7,800)	1,325	9,014	4,939	13,953

Discontinued Operations
Income from discontinued operations	—	—	—	205	—	205
Gains on sales of discontinued operations	—	—	—	2,988	—	2,988

Income from discontinued operations	—	—	—	3,193	—	3,193

Net income attributable to common shareholders	$9,125	$(7,800)	$1,325	$12,207	$4,939	$17,146

Basic per-share data:
Income before discontinued operations	$0.19	$(0.16)	$0.03	$0.19	$0.11	$0.30
Income from discontinued operations	—	—	—	0.07	—	0.07

Income attributable to common shareholders	$0.19	$(0.16)	$0.03	$0.26	$0.11	$0.37

Weighted average common shares outstanding	47,262	(382)	46,880	46,726	(310)	46,416

Diluted per-share data:
Income before discontinued operations	$0.19	$(0.16)	$0.03	$0.19	$0.11	$0.30
Income from discontinued operations	—	—	—	0.07	—	0.07

Income attributable to common shareholders	$0.19	$(0.16)	$0.03	$0.26	$0.11	$0.37

Weighted average common and common equivalent shares outstanding	48,293	(224)	48,069	46,885	(231)	46,654

        The restatement had no effect on cash flows from operating, investing, or financing activities for the six-month periods ended June 30, 2005 or 2004.

Restatement

        The following items of the Original 10-Q have been amended to reflect the restatement:

Part I

        Item 1—Financial Statements (Including Notes to Condensed Consolidated Financial Statements)

        Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition

        Item 4—Controls and Procedures

        For the convenience of the reader, this Amended 10-Q includes all information contained in the Original 10-Q, and, except for certain immaterial changes unrelated to the restatement to Notes 5, 6, 8, and 15 to the consolidated financial statements set forth in this Amended 10-Q, no attempt has been made in this Amended 10-Q to modify or update the Original 10-Q, except as required by the effects of the restatement. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q, affected by subsequent events. Except as noted above, information not affected by the restatements is unchanged and reflects the disclosures made at the time of the filing of the Original 10-Q on August 5, 2005. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

PART I

ITEM 1.    Financial Statements

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Unaudited and in thousands of dollars)

	June 30, 2005	December 31, 2004
	(Restated)	(Restated)
Assets
Real estate investments, net	$2,196,192	$2,222,638
Cash and cash equivalents	1,598	6,720
Accounts receivable, net of allowance for doubtful accounts of $9,818 in 2005 and $9,583 in 2004	48,710	41,148
Prepaids and other assets	25,907	24,488
Investments in unconsolidated joint ventures	5,411	3,406
Deferred financing and leasing costs	50,643	54,150

Total assets	$2,328,461	$2,352,550

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$628,487	$649,040
Unsecured notes payable	449,864	449,763
Line of credit facility	232,000	196,000
Accrued expenses and other liabilities	87,166	99,955
Accrued distributions	25,095	24,915

Total liabilities	1,422,612	1,419,673

Minority Interests:
Exchangeable limited partnership units	11,952	13,008
Other minority interest	2,425	2,425

Total minority interests	14,377	15,433

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,302,857 and 46,934,285 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	47	47
Additional paid-in capital	1,173,410	1,160,081
Cumulative distributions in excess of net income	(274,515)	(239,403)
Unearned compensation	(7,072)	(2,775)
Other comprehensive loss	(398)	(506)

Total shareholders' equity	891,472	917,444

Total liabilities and shareholders' equity	$2,328,461	$2,352,550

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Six Months ended June 30, 2005 and 2004
(Unaudited and in thousands, except per-share data)

	Six Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Revenue:
Rentals and recoveries	$173,402	$159,689
Interest, other, and joint venture fee income	357	271

Total revenue	173,759	159,960

Expenses:
Property operating expenses	25,743	23,011
Real estate taxes	24,879	24,274
Depreciation and amortization	48,699	43,124
Interest	41,743	37,030
General and administrative	18,226	9,396

Total expenses	159,290	136,835

Income before gain on sale of marketable securities	14,469	23,125

Gain on sale of marketable securities	8	—

Income before equity in income from unconsolidated joint ventures and allocation to minority interests	14,477	23,125

Equity in income from unconsolidated joint ventures	159	—
Income allocated to exchangeable limited partnership units	(109)	(158)
Income allocated to Series B & C Preferred Units	—	(1,763)

Income before discontinued operations	14,527	21,204

Discontinued Operations:
Income from discontinued operations	—	437
Gains on sales of discontinued operations	—	2,988

Income from discontinued operations	—	3,425

Net income attributable to common shareholders	$14,527	$24,629

Basic per-share data:
Income before discontinued operations	$0.31	$0.45
Income from discontinued operations	—	0.08

Income attributable to common shareholders	$0.31	$0.53

Weighted average common shares outstanding	46,791	46,257

Diluted per-share data:
Income before discontinued operations	$0.31	$0.45
Income from discontinued operations	—	0.07

Income attributable to common shareholders	$0.31	$0.52

Weighted average common and common equivalent shares outstanding	47,921	46,628

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Three Months ended June 30, 2005 and 2004
(Unaudited and in thousands, except per-share data)

	Three Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Revenue:
Rentals and recoveries	$85,443	$79,088
Interest, other, and joint venture fee income	254	67

Total revenue	85,697	79,155

Expenses:
Property operating expenses	11,383	10,271
Real estate taxes	12,565	12,398
Depreciation and amortization	24,722	21,760
Interest	20,851	19,415
General and administrative	14,962	675

Total expenses	84,483	64,519

Income before gain on sale of marketable securities	1,214	14,636

Gain on sale of marketable securities	8	—

Income before equity in income from unconsolidated joint ventures and allocation to minority interests	1,222	14,636

Equity in income from unconsolidated joint ventures	54	—
Expense (Income) allocated to exchangeable limited partnership units	49	(128)
Income allocated to Series C Preferred Units	—	(555)

Income before discontinued operations	1,325	13,953

Discontinued operations:
Income from discontinued operations	—	205
Gains on sales of discontinued operations	—	2,988

Income from discontinued operations	—	3,193

Net income attributable to common shareholders	$1,325	$17,146

Basic per-share data:
Income before discontinued operations	$0.03	$0.30
Income from discontinued operations	—	0.07

Income attributable to common shareholders	$0.03	$0.37

Weighted average common shares outstanding	46,880	46,416

Diluted per-share data:
Income before discontinued operations	$0.03	$0.30
Income from discontinued operations	—	0.07

Income attributable to common shareholders	$0.03	$0.37

Weighted average common and common equivalent shares outstanding	48,069	46,654

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Comprehensive Income
Three and Six months ended June 30, 2005 and 2004
(Unaudited and in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income attributable to common shareholders	$14,527	$24,629	$1,325	$17,146

Other comprehensive income:
Realized gain from settlement of cash flow hedge	—	1,185	—	—
Unrealized holding gains arising during the period	8	465	8	465
Reclassification adjustment for accretion of net realized loss (gain) of cash flow hedges	108	(30)	54	(30)
Reclassification adjustment for realized gain from sale of marketable securities	(8)	—	(8)	—

Total other comprehensive income	108	1,620	54	435

Comprehensive income	$14,635	$26,249	$1,379	$17,581

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and 2004
(unaudited and in thousands of dollars)

	Six months ended June 30,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$14,527	$24,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,699	43,337
Amortization of deferred debt financing costs	1,149	979
Amortization of debt premiums and discounts	(1,118)	(760)
Amortization of effective portion of interest rate swaps	108	(30)
Compensation expense associated with stock plans	6,722	2,244
Net gains on sales of real estate investments	—	(2,988)
Earnings from unconsolidated investment in joint ventures	(159)	—
Income allocated to Series B & C Preferred Units	—	1,763
Income allocated to exchangeable limited partnership units	109	158
Gain on sale of marketable securities	(8)	—
Changes in operating assets and liabilities	(17,850)	(15,478)

Net cash provided by operating activities	52,179	53,854

Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(17,939)	(21,665)
Expenditures for investment in joint ventures	(1,846)	(3,300)
Investment in mortgage loan receivable	—	(9,188)
Net proceeds from sales of real estate investments	—	7,205
Expenditures for capitalized leasing commissions	(3,088)	(1,930)
Redemption of exchangeable limited partnership units	(896)	—
Expenditures for furniture, fixtures and equipment	(333)	(1,345)
Proceeds from sale of marketable securities	121	—

Net cash used for investing activities	(23,981)	(30,223)

Cash flows from financing activities:
Proceeds from the issuance of common stock	2,283	4,938
Repurchase of common stock	—	(34)
Repayments of mortgage loans payable	(19,334)	(9,873)
Proceeds from prior line of credit facility	26,000	240,000
Proceeds from new line of credit facility	250,000	—
Repayments under prior line of credit facility	(11,000)	(292,000)
Repayments of prior line of credit facility	(211,000)	—
Repayments under new line of credit facility	(18,000)	—
Proceeds from interest swap termination	—	1,185
Proceeds from issuance of unsecured bonds	—	198,278
Distributions paid to exchangeable limited partnership unit holders	(548)	(358)
Distributions paid to Series B & C Preferred Unit holders	—	(1,208)
Redemption of Series B Preferred Units	—	(50,000)
Common stock distributions paid	(49,436)	(48,789)
Expenditures for deferred debt financing costs	(2,185)	(1,889)
Expenditures for equity issuance costs	—	(201)
Expenditure for equity financing costs	(100)	—

Net cash used for financing activities	(33,320)	40,049

Net (decrease) increase in cash and cash equivalents	(5,122)	63,680
Cash and cash equivalents:
Beginning of period	6,720	5,464

End of period	$1,598	$69,144

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Notes to Condensed Consolidated Financial Statements

1. Organization

Basis of Presentation

        The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. ("Heritage" or the "Company") contained in this report were prepared from the books and records of the Company without audit in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial statements and in conformity with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2004 are derived from the audited financial statements of the Company at that date. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of 2004 amounts have been made to conform to the 2005 presentation.

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

2. Restatement Overview

  (a) General

        On October 17, 2005, the Company determined that its previously issued financial statements for the fiscal years ended December 31, 2004 and 2003 and for each of the quarters therein, and its unaudited quarterly financial statements for the periods ended March 31, 2005 and June 30, 2005, need to be restated to correct an error discovered by the Company's management. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, the Company's Chairman, President and Chief Executive Officer.

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

        Accordingly, Heritage has amended the historical financial statements set forth herein to record a liability and recognize compensation expense related to the tax-offset payment provision and to reflect compensation expense for the stock options subject to the tax-offset feature on a variable basis. Notes 5, 6 and 15 to these financial statements have also been amended to reflect the effects of the restatement. Certain immaterial changes to Notes 5, 6, 8 and 15 to these consolidated financial statements unrelated to the restatement have also been made.

        The following table shows the impact of the restatement to our consolidated balance sheets as of June 30, 2005 and December 31, 2004, each as compared with the amounts presented in the original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2005 (the "Original 10-Q"):

	June 30, 2005			December 31, 2004
(In Thousands except for share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$2,196,192	$—	$2,196,192	$2,222,638	$—	$2,222,638
Cash and cash equivalents	1,598	—	1,598	6,720	—	6,720
Accounts receivable, net of allowance for doubtful accounts of $9,818 in 2005 and $9,583 in 2004	48,710	—	48,710	41,148	—	41,148
Prepaids and other assets	25,907	—	25,907	24,488	—	24,488
Investments in unconsolidated joint ventures	5,411	—	5,411	3,406	—	3,406
Deferred financing and leasing costs	50,643	—	50,643	54,150	—	54,150

Total assets	$2,328,461	$—	$2,328,461	$2,352,550	$—	$2,352,550

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$628,487	$—	$628,487	$649,040	$—	$649,040
Unsecured notes payable	449,864	—	449,864	449,763	—	449,763
Line of credit facility	232,000	—	232,000	196,000	—	196,000
Accrued expenses and other liabilities	81,307	5,859	87,166	95,989	3,966	99,955
Accrued distributions	25,095	—	25,095	24,915	—	24,915

Total liabilities	1,416,753	5,859	1,422,612	1,415,707	3,966	1,419,673

Exchangeable limited partnership units	12,123	(171)	11,952	13,110	(102)	13,008
Other minority interest	2,425	—	2,425	2,425	—	2,425

Total minority interests	14,548	(171)	14,377	15,535	(102)	15,433

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,302,857 and 46,934,285 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	47	—	47	47	—	47
Additional paid-in capital	1,164,960	8,450	1,173,410	1,154,360	5,721	1,160,081
Cumulative distributions in excess of net income	(260,377)	(14,138)	(274,515)	(229,818)	(9,585)	(239,403)
Unearned compensation	(7,072)	—	(7,072)	(2,775)	—	(2,775)
Other comprehensive loss	(398)	—	(398)	(506)	—	(506)
Total shareholders' equity	897,160	(5,688)	891,472	921,308	(3,864)	917,444

Total liabilities and shareholders' equity	$2,328,461	$—	$2,328,461	$2,352,550	$—	$2,352,550

        The following table shows the impact of the restatement to Heritage's consolidated statements of operations for the six-month periods ended June 30, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(In thousands, except per-share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$173,402	$—	$173,402	$159,689	$—	$159,689
Interest, other, and joint venture fee income	357	—	357	271	—	271

Total revenue	173,759	—	173,759	159,960	—	159,960

Expenses:
Property operating expenses	25,743	—	25,743	23,011	—	23,011
Real estate taxes	24,879	—	24,879	24,274	—	24,274
Depreciation and amortization	48,699	—	48,699	43,124	—	43,124
Interest	41,743	—	41,743	37,030	—	37,030
General and administrative	13,603	4,623	18,226	10,947	(1,551)	9,396

Total expenses	154,667	4,623	159,290	138,386	(1,551)	136,835

Income before gain on sale of marketable securities	19,092	(4,623)	14,469	21,574	1,551	23,125

Gain on sale of marketable securities	8	—	8	—	—	—

Income before equity in income from unconsolidated joint ventures and allocation to minority interest	19,100	(4,623)	14,477	21,574	1,551	23,125

Equity in income from unconsolidated joint ventures	159	—	159	—	—	—
Income allocated to exchangeable limited partnership units	(179)	70	(109)	(143)	(15)	(158)
Income allocated to Series B & C Preferred Units	—	—	—	(1,763)		(1,763)

Income before discontinued operations	19,080	(4,553)	14,527	19,668	1,536	21,204
Discontinued Operations
Income from discontinued operations	—	—	—	437	—	437
Gains on sales of discontinued operations	—	—	—	2,988	—	2,988

Income from discontinued operations	—	—	—	3,425	—	3,425

Net income attributable to common shareholders	$19,080	$(4,553)	$14,527	$23,093	$1,536	$24,629

Basic per-share data:
Income before discontinued operations	$0.40	$(0.09)	$0.31	$0.42	$0.03	$0.45
Income from discontinued operations	—	—	—	0.08	—	0.08

Income attributable to common shareholders	$0.40	$(0.09)	$0.31	$0.50	$0.03	$0.53

Weighted average common shares outstanding	47,151	(360)	46,791	46,551	(294)	46,257

Diluted per-share data:
Income before discontinued operations	$0.40	$(0.09)	$0.31	$0.42	$0.03	$0.45
Income from discontinued operations	—	—	—	0.07	—	0.07

Income attributable to common shareholders	$0.40	$(0.09)	$0.31	$0.49	$0.03	$0.52

Weighted average common and common equivalent shares outstanding	48,130	(209)	47,921	47,169	(541)	46,628

        The following table shows the impact of the restatement to Heritage's consolidated statements of operations for the three-month periods ended June 30, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(In thousands, except per-share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$85,443	$—	$85,443	$79,088	$—	$79,088
Interest, other, and joint venture fee income	254	—	254	67	—	67

Total revenue	85,697	—	85,697	79,155	—	79,155

Expenses:
Property operating expenses	11,383	—	11,383	10,271	—	10,271
Real estate taxes	12,565	—	12,565	12,398	—	12,398
Depreciation and amortization	24,722	—	24,722	21,760	—	21,760
Interest	20,851	—	20,851	19,415	—	19,415
General and administrative	7,042	7,920	14,962	5,664	(4,989)	675

Total expenses	76,563	7,920	84,483	69,508	(4,989)	64,519

Income before gain on sale of marketable securities	9,134	(7,920)	1,214	9,647	4,989	14,636

Gain on sale of marketable securities	8	—	8	—	—	—

Income before equity in income from unconsolidated joint ventures and allocation to minority interest	9,142	(7,920)	1,222	9,647	4,989	14,636

Equity in income from unconsolidated joint ventures	54	—	54	—	—	—
Income allocated to exchangeable limited partnership units	(71)	120	49	(78)	(50)	(128)
Income allocated to Series C Preferred Units	—	—	—	(555)	—	(555)
Income before discontinued operations	9,125	(7,800)	1,325	9,014	4,939	13,953

Discontinued Operations
Income from discontinued operations	—	—	—	205	—	205
Gains on sales of discontinued operations	—	—	—	2,988	—	2,988

Income from discontinued operations	—	—	—	3,193	—	3,193

Net income attributable to common shareholders	$9,125	$(7,800)	$1,325	$12,207	$4,939	$17,146

Basic per-share data:
Income before discontinued operations	$0.19	$(0.16)	$0.03	$0.19	$0.11	$0.30
Income from discontinued operations	—	—	—	0.07	—	0.07

Income attributable to common shareholders	$0.19	$(0.16)	$0.03	$0.26	$0.11	$0.37

Weighted average common shares outstanding	47,262	(382)	46,880	46,726	(310)	46,416

Diluted per-share data:
Income before discontinued operations	$0.19	$(0.16)	$0.03	$0.19	$0.11	$0.30
Income from discontinued operations	—	—	—	0.07	—	0.07

Income attributable to common shareholders	$0.19	$(0.16)	$0.03	$0.26	$0.11	$0.37

Weighted average common and common equivalent shares outstanding	48,293	(224)	48,069	46,885	(231)	46,654

        The restatement had no effect on cash flows from operating, investing, or financing activities for the six-month periods ended June 30, 2005 or 2004.

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

        On October 20, 2005, Heritage obtained a waiver (the "Waiver") under this Credit Agreement. The Waiver waives any potential event of default or event of default under the Credit Agreement that Heritage expects would have been caused by the restatement of financial results of the applicable prior periods. As a result of the restatement, among other things, Heritage would no longer be able to make the representations under the Credit Agreement concerning the conformity with U.S. generally accepted accounting principles of its previously delivered financial statements. Because the restatement does not result in Heritage's having breached any of the financial covenants in the Credit Agreement, the Waiver does not waive or modify any such financial covenants.

        Under the terms of the Waiver, the Credit Agreement remains in full force and effect; therefore, Heritage is currently permitted to borrow under its line of credit.

3. Income Taxes

        The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code and believes it is operating so as to qualify as a REIT. In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company's policy to distribute at least 100% of its taxable income to its shareholders. Accordingly, no provision has been made for federal income taxes.

4. Gain on Sale of Marketable Securities

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

5. Stock-Based Compensation

        At June 30, 2005, the Company had one stock-based compensation plan (the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, and related Interpretations.

        Due to a tax-offset payment provision contained in one employment agreement, 920,000 of the Company's stock options are subject to variable accounting under APB Opinion No. 25 at June 30, 2005 and December 31, 2004. The expense (income) related to these stock options subject to variable accounting was $7.9 million and ($5.0 million) for the three-month periods ended June 30, 2005 and 2004, respectively, and $4.6 million and ($1.6 million) for the six-month periods ended June 30, 2005 and 2004, respectively. At June 30, 2005, these options had exercise prices ranging from $24.36 to $28.47, a weighted average exercise price of $25.43, and a weighted average remaining contractual life of 6.03 years. None of these options have been exercised as of June 30, 2005.

        Except for those stock options subject to variable accounting, as described above, no stock-based compensation cost related to stock option grants is reflected in the Company's reported results as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to stock-based employee compensation (in thousands, except per-share data):

	Six months ended June 30,
	2005	2004
	(Restated)	(Restated)
Net income attributable to common shareholders, as reported	$14,527	$24,629
Add: Total stock based compensation as reported in net income	6,722	2,244
Less: Stock based compensation expense determined under fair-value based method for all awards	(7,031)	(2,625)

Pro forma net income	$14,218	$24,248

Earnings per share:
Basic—as reported	$0.31	$0.53
Basic—pro forma	$0.30	$0.52
Diluted—as reported	$0.31	$0.52
Diluted pro forma	$0.30	$0.52

	Three months ended June 30,
	2005	2004
	(Restated)	(Restated)
Net income attributable to common shareholders, as reported	$1,325	$17,146
Add: Total stock based compensation as reported in net income	6,746	(1,388)
Less: Stock based compensation expense determined under fair-value based method for all awards	(6,910)	1,175

Pro forma net income	$1,161	$16,933

Earnings per share:
Basic—as reported	$0.03	$0.37
Basic—pro forma	$0.02	$0.36
Diluted—as reported	$0.03	$0.37
Diluted pro forma	$0.02	$0.36

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

        During the six-month period ended June 30, 2005, the Company also recorded $0.6 million of compensation expense related to 111,200 shares of restricted stock anticipated to be issued by the Company in 2006 related to 2005 performance, including the reimbursement of the taxes to be paid by one employee related to the shares. This accrual is based on an estimate of the number of shares expected to be issued using the Company's June 30, 2005 share price of $35.02 per share. Assuming these shares are issued, the Company will recognize compensation expense with respect to these restricted shares ratably over the one-year performance and three-year vesting periods.

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

        Under the plan, on January 1 of each year, the Company credits each non-employee director entitled to receive compensation with an annual grant of 1,000 "deferred stock units" for his or her service on the Board during the prior year. On January 1 of each "service" year ("Service Year"), the Company begins to accrue compensation expense for deferred stock units expected to be credited for service on the Board during that Service Year. The value of the deferred stock units, based on the fair market value of the Company's common stock on the date of the grant, is amortized to compensation expense over the Service Year.

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

6. Earnings Per Share

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

	Six months ended June 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	(Restated)	(Restated)
Basic Earnings Per Share:
Net income attributable to common shareholders	$14,527	46,791	$0.31

Effect of dilutive securities:
Stock options	—	441	—
Anticipated stock compensation	—	168	—
Operating partnership units	109	521	0.21

Diluted earnings per share:
Net income attributable to common shareholders	$14,636	47,921	$0.31

	Six months ended June 30, 2004
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	(Restated)	(Restated)
Basic Earnings Per Share:
Net income attributable to common shareholders	$24,629	46,257	$0.53

Effect of dilutive securities:
Stock options	—	249	—
Anticipated stock compensation	—	122	—
Diluted earnings per share:
Net income attributable to common shareholders	$24,629	46,628	$0.52

	Three months ended June 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	(Restated)	(Restated)
Basic Earnings Per Share:
Net income attributable to common shareholders	$1,325	46,880	$0.03

Effect of dilutive securities:
Stock options	—	492	—
Anticipated stock compensation	—	177	—
Operating partnership units	(49)	520	(0.09)

Diluted earnings per share:
Net income attributable to common shareholders	$1,276	48,069	$0.03

	Three months ended June 30, 2004
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	(Restated)	(Restated)
Basic Earnings Per Share:
Net income attributable to common shareholders	$17,146	46,416	$0.37
Effect of dilutive securities:
Stock options	—	128	—
Anticipated stock compensation	—	110	—
Diluted earnings per share:
Net income attributable to common shareholders	$17,146	46,654	$0.37

        For the six-months ended June 30, 2004 and the three-months ended June 30, 2004, operating partnership units exchangeable into shares of the Company's common stock were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

7. Supplemental Cash Flow Information

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

8. Real Estate Investments

        A summary of real estate investments follows (in thousands):

	June 30, 2005	December 31, 2004
Land	$360,656	$360,643
Land improvements	197,678	196,155
Buildings and improvements	1,899,201	1,894,101
Tenant improvements	83,189	64,241
Improvements in process	16,200	25,701

	2,556,924	2,540,841
Accumulated depreciation and amortization	(360,732)	(318,203)

Net carrying value	$2,196,192	$2,222,638

Acquisitions

        In April 2004, the Company acquired a 118,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) known as Long Meadow Commons. The acquisition price for Long Meadow Commons was $18.5 million and was funded through the assumption of $10.4 million of debt and borrowings under the Company's line of credit.

Dispositions

        In April 2004, the Company completed the disposition of the Fortune office building located in Hartsdale, New York, for $7.4 million, resulting in a net gain of $3.0 million. The results of operations of the Fortune office building were reclassified as discontinued operations for the three and six-month periods ended June 30, 2004.

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

9. Investments in Unconsolidated Joint Ventures

Lakes Crossing

        In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture owns 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Company accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million contribution in the quarter ended June 30, 2005. At the time of the joint venture's formation, the Company also provided a short-term bridge loan of approximately $9.2 million to the joint venture, which was repaid in

November 2004. The Company is not the record-keeper of the joint venture. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. Hence, the operations for the period from January 1, 2005 through March 31, 2005 and October 1, 2004 through March 31, 2005 are included in the accompanying three and six-month consolidated statements of operations, respectively, and are classified as Equity in Income From Unconsolidated Joint Ventures. Accordingly, because of the three-month lag basis in reporting operations, no operations for the joint venture are reported in the accompanying June 30, 2004 consolidated statement of operations.

        The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of June 30, 2005, $14.5 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Company is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Company together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of June 30, 2005 is not material to the Company's financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Skillman Abrams

        In April 2005, the Company, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center ("Skillman Abrams"), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Company has a 25% interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement. Accordingly, because the Company is the record-keeper of the joint venture, there is no lag in reporting the operations of the joint venture and thus the operations for the period from the acquisition in April 2005 through June 30, 2005 are included in the accompanying consolidated statement of operations and are classified as Equity in Income From Unconsolidated Joint Ventures.

10. Debt

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

New Line of Credit

        Under its terms, the Company's prior line of credit would have matured on April 29, 2005. However, on March 29, 2005, the Company refinanced the prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage's request, subject to the agent's consent, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and Bradley OP, Heritage OP and certain of the Company's other subsidiaries have guaranteed the new line of credit. The new line of credit is being used principally to fund growth opportunities and for working capital purposes.

        The Company's ability to borrow under the new line of credit is subject to the Company's ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits the Company's ability to make distributions in excess of 90% of the Company's annual funds from operations. In addition, this new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at June 30, 2005, including the lender's margin of 80 basis points and borrowings outstanding, was 3.95%. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

        Heritage loaned all of the proceeds from the new line of credit borrowings to Bradley OP, establishing a related party line of credit facility. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of June 30, 2005, $232.0 million was outstanding under the new line of credit facility.

        As a result of the restatement, at June 30, 2005, the Company was in default under the new line of credit because its representation with respect to its historical financial statements was not true. As described in Note 2, on October 20, 2005, the Company obtained from the financial institutions party to the new line of credit a waiver of this default. Except as noted above, the Company believes it was in compliance with all applicable covenants under the new line of credit as of June 30, 2005.

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

        In connection with the Company's acquisition of Bradley OP in September 2000, Heritage assumed unsecured notes payable consisting of $100 million, 7.2% fixed-rate issue maturing on January 15, 2008 and $1.5 million of other debt. These notes are all held directly by Bradley OP. The amount of unsecured Bradley OP notes payable outstanding at June 30, 2005 and December 31, 2004 was $101.5 million.

11. Related Party Transactions

        In connection with the formation of the Company, environmental studies were not completed for all of the properties contributed by the Company's largest stockholder, Net Realty Holding Trust ("NETT"). NETT has agreed to indemnify the Company for environmental costs of up to $50 million with respect to those contributed properties. The environmental costs include completing environmental studies and any required remediation. Since its formation in July 1999, the Company has been reimbursed by NETT for approximately $2.3 million of environmental costs pursuant to this indemnity. As of June 30, 2005 and December 31, 2004, the Company was due $0.3 million and $0.4 million, respectively, under this indemnity.

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

12. Minority Interest

Exchangeable Limited Partnership Units

        Exchangeable limited partnership units consist of 496,762 and 522,044 Bradley OP Units ("OP Units") at June 30, 2005 and December 31, 2004, respectively, not owned by the Company. The holders of these OP Units may present such OP Units to Bradley OP for redemption at any time (subject to certain restrictions with particular holders). Upon presentation of an OP Unit, Bradley OP must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of the OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. During the three-month period ended June 30, 2005, 25,283 exchangeable limited partnership units were redeemed for $0.9 million of cash.

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

13. Derivatives and Hedging Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.

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

14. Segment Reporting

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

15. Guarantor of Notes Payable

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

        The following represents summarized condensed consolidating financial information as of June 30, 2005 and December 31, 2004 with respect to the financial position of the Company and for the three-and six-month periods ended June 30, 2005, and 2004, with respect to the results of operations and cash flows of the Company and its subsidiaries. Financial information for the year ended December 31, 2004 and the quarterly periods ended June 30, 2005 and 2004 have been restated as described in Note 2. The "Parent Company" column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors' columns are segregated between Bradley OP, which is 98.6% owned by the Company, and Heritage OP, a wholly-owned subsidiary of the Company. The "Non-Guarantor Subsidiaries" column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets (in thousands)

		Guarantors
June 30, 2005 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$996,294	$287,436	$912,462	$—	$2,196,192
Other assets	630,539	124,220	14,230	74,953	(711,673)	132,269
Investment in subsidiaries	876,467	186,888	324,200	—	(1,387,555)	—

Total assets	$1,507,006	$1,307,402	$625,866	$987,415	$(2,099,228)	$2,328,461

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	580,374	724,364	224,576	449,112	(668,075)	1,310,351
Other liabilities	35,160	64,337	31,572	24,790	(43,598)	112,261

Total liabilities	615,534	788,701	256,148	473,902	(711,673)	1,422,612

Minority interests	—	17,397	—	2,425	(5,445)	14,377

Shareholders' equity / partners' capital	891,472	501,304	369,718	511,088	(1,382,110)	891,472

Total liabilities and shareholders' equity/partners' capital	$1,507,006	$1,307,402	$625,866	$987,415	$(2,099,228)	$2,328,461

		Guarantors
December 31, 2004 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,009,467	$289,352	$923,819	$—	$2,222,638
Other assets	391,053	106,532	14,051	72,165	(453,889)	129,912
Investment in subsidiaries	906,927	186,749	324,363	—	(1,418,039)	—

Total assets	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	348,273	689,230	219,900	453,421	(416,021)	1,294,803
Other liabilities	32,263	66,098	35,351	29,026	(37,868)	124,870

Total liabilities	380,536	755,328	255,251	482,447	(453,889)	1,419,673

Minority interests	—	16,752	—	2,425	(3,744)	15,433

Shareholders' equity/partners' capital	917,444	530,668	372,515	511,112	(1,414,295)	917,444

Total liabilities and shareholders' equity/partners' capital	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550

Condensed Statements of Operations (In thousands)

		Guarantors
Six months ended June 30, 2005 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$78,272	$22,537	$72,593	$—	$173,402
Interest, other, and joint venture fee income	10,912	134	142	81	(10,912)	357

Total revenue	10,912	78,406	22,679	72,674	(10,912)	173,759

Expenses:
Property operating expenses	—	11,728	3,063	10,952	—	25,743
Real estate taxes	—	12,930	2,402	9,547	—	24,879
Depreciation and amortization	—	21,681	6,217	20,801	—	48,699
Interest	11,546	18,637	5,996	16,476	(10,912)	41,743
General and administrative	—	10,926	4,376	2,924	—	18,226

Total expenses	11,546	75,902	22,054	60,700	(10,912)	159,290

(Loss) Income before net gains	(634)	2,504	625	11,974	—	14,469

Gain on sale of marketable securities	—	—	3	5	—	8

(Loss) Income before allocation to minority interests	(634)	2,504	628	11,979	—	14,477

Equity in income from unconsolidated joint ventures	—	159	—	—	—	159
Income allocated to exchangeable partnership units	(109)	—	—	—	—	(109)
Subsidiary earnings	15,270	5,519	6,460	—	(27,249)	—

Net income	$14,527	$8,182	$7,088	$11,979	$(27,249)	$14,527

		Guarantors
Six months ended June 30, 2004 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$75,422	$22,383	$61,984	$(100)	$159,689
Interest, other, and joint venture fee income	2,591	9	248	14	(2,591)	271

Total revenue	2,591	75,431	22,631	61,998	(2,691)	159,960

Expenses:
Property operating expenses	—	11,541	2,772	8,698	—	23,011
Real estate taxes	—	13,467	2,265	8,542	—	24,274
Depreciation and amortization	—	20,232	6,435	16,457	—	43,124
Interest	2,659	14,471	6,796	15,695	(2,591)	37,030
General and administrative	100	5,542	2,389	1,465	(100)	9,396

Total expenses	2,759	65,253	20,657	50,857	(2,691)	136,835

(Loss) Income before allocation to minority interests	(168)	10,178	1,974	11,141	—	23,125
Income allocated to exchangeable partnership units	(158)	—	—	—	—	(158)
Income allocated to Series B & C preferred units	—	(1,763)	—	—	—	(1,763)
Subsidiary earnings	24,955	5,041	6,100	—	(36,096)	—

Income before discontinued operations	24,629	13,456	8,074	11,141	(36,096)	21,204

Income from discontinued operations	—	295	3,130	—	—	3,425

Net income	$24,629	$13,751	$11,204	$11,141	$(36,096)	$24,629

		Guarantors
Three months ended June 30, 2005 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$38,095	$11,144	$36,204	$—	$85,443
Interest, other, and joint venture fee income	6,593	121	71	62	(6,593)	254

Total revenue	6,593	38,216	11,215	36,266	(6,593)	85,697

Expenses:
Property operating expenses	—	5,196	1,419	4,768	—	11,383
Real estate taxes	—	6,443	1,200	4,922	—	12,565
Depreciation and amortization	—	11,054	3,094	10,574	—	24,722
Interest	6,998	9,208	2,968	8,270	(6,593)	20,851
General and administrative	—	9,188	3,326	2,448	—	14,962

Total expenses	6,998	41,089	12,007	30,982	(6,593)	84,483

(Loss) Income before net gains	(405)	(2,873)	(792)	5,284	—	1,214

Gain on sale of marketable securities	—	—	3	5	—	8

(Loss) Income before allocation to minority interests	(405)	(2,873)	(789)	5,289	—	1,222

Equity in income from unconsolidated joint ventures	—	54	—	—	—	54
Expense allocated to exchangeable partnership units	49	—	—	—	—	49
Income allocated to Series B & C preferred units	—	—	—	—	—	—
Subsidiary earnings	1,681	2,533	2,756	—	(6,970)	—

Net income (Loss)	$1,325	$(286)	$1,967	$5,289	$(6,970)	$1,325

		Guarantors
Three months ended June 30, 2004 (Restated)	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$19	$37,249	$11,189	$30,631	$—	$79,088
Interest, other, and joint venture fee income	2,591	5	59	3	(2,591)	67

Total revenue	2,610	37,254	11,248	30,634	(2,591)	79,155

Expenses:
Property operating expenses	—	5,243	1,239	3,789	—	10,271
Real estate taxes	—	6,953	1,136	4,309	—	12,398
Depreciation and amortization	—	10,242	3,235	8,283	—	21,760
Interest	2,659	8,153	3,412	7,782	(2,591)	19,415
General and administrative	—	234	391	50	—	675

Total expenses	2,659	30,825	9,413	24,213	(2,591)	64,519

(Loss) Income before allocation to minority interests	(49)	6,429	1,835	6,421	—	14,636

Income allocated to exchangeable partnership units	(128)	—	—	—	—	(128)
Income allocated to Series B & C preferred units	—	(555)	—	—	—	(555)
Subsidiary earnings	17,323	2,428	3,993	—	(23,744)	—

Income before discontinued operations	17,146	8,302	5,828	6,421	(23,744)	13,953

Income from discontinued operations	—	154	3,039	—	—	3,193

Net income	$17,146	$8,456	$8,867	$6,421	$(23,744)	$17,146

Condensed Statements of Cash Flows (In thousands)

		Guarantors
Six months ended June 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$49,451	$30,722	$21,571	$16,264	$(65,829)	$52,179
Cash flows from investing activities	—	(12,139)	(5,688)	(5,258)	(896)	(23,981)
Cash flows from financing activities	(49,451)	(21,187)	(17,352)	(12,055)	66,725	(33,320)

Change in cash and cash equivalents	—	(2,604)	(1,469)	(1,049)	—	(5,122)
Beginning of period	—	3,725	959	2,036	—	6,720

End of period	$—	$1,121	$(510)	$987	$—	$1,598

		Guarantors
Six months ended June 30, 2004	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$48,789	$24,489	$12,900	$31,310	$(63,634)	$53,854
Cash flows from investing activities	—	(26,740)	4,463	(7,946)	—	(30,223)
Cash flows from financing activities	(48,789)	4,836	43,901	(23,533)	63,634	40,049

Change in cash and cash equivalents	—	2,585	61,264	(169)	—	63,680
Beginning of period	—	1,292	1,139	3,033	—	5,464

End of period	$—	$3,877	$62,403	$2,864	$—	$69,144

16. Newly Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Compensation ("SFAS No. 123R"). SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Currently, the Company accounts for share-based compensation in accordance with APB No. 25 and related Interpretations. The Company is required to account for share-based compensation to employees in accordance with SFAS No. 123R on a modified prospective basis beginning January 1, 2006. Under the modified prospective basis, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company's results of operations, financial position, or liquidity.

17. Subsequent Events

Fairview Corners

        On July 1, 2005, Heritage completed the acquisition of Fairview Corners, a 131,000 square foot shopping center located in Simpsonville, South Carolina. The purchase price for Fairview Corners was approximately $23 million. The center was unencumbered and Heritage funded the purchase price with borrowings under its unsecured line of credit.

Williamson Square

        On August 2, 2005, Heritage completed the acquisition of the 40% minority partnership interest in Williamson Square Shopping Center, a 340,000 square foot shopping center located in Franklin, Tennessee, held by Heritage's joint venture limited partner. As a result, Heritage owns 100% of the partnership interests in Williamson Square. The purchase price, which was based on a formula set forth in the partnership agreement, was $2.9 million. Heritage funded the purchase price with borrowings under its unsecured line of credit. Heritage also repaid upon maturity the previously outstanding mortgage indebtedness encumbering Williamson Square.

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

        As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have determined that the provision of our Chairman, President and Chief Executive Officer, Thomas C. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that we record a liability and recognize compensation expense to reflect the effects of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. We have therefore amended the Original 10-Q for the purpose of restating the financial statements and other financial information for the three- and six-month periods ended June 30, 2005 and 2004, to amend and restate the financial statements and other financial information for the three-and six-month periods ended June 30, 2005 and 2004, to reflect this compensation expense and liability.

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or "REIT." We are one of the nation's largest owners of neighborhood and community shopping centers. As of June 30, 2005, we had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of gross leaseable area ("GLA"), of which approximately 28.0 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.5% leased as of June 30, 2005.

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

Investments in Unconsolidated Joint Ventures

        Upon entering into a joint venture agreement, the Company assesses whether or not the joint venture is considered a variable interest entity in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). The Company has no interests in variable interest entities as of June 30, 2005. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures ("SOP No. 78-9") and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

        As of June 30, 2005, the Company accounts for its two joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company's allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Company's allocation of joint venture income or loss follows the joint venture's distribution priorities.

        In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint venture relating solely to the extent of the outside partner's interest.

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

Results of Operations

        For the reasons described in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have restated our financial statements and other financial information for the three- and six-month periods ended June 30, 2005 and 2004. The following discussion is based on our consolidated financial statements for the three and six-month periods ended June 30, 2005 (as restated) and 2004 (as restated).

        The tables below for the three and six-month periods ended June 30, 2005 and 2004 show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) and the changes in revenue and expenses attributable to all of our properties, which we refer to as our "Total Portfolio". Amounts classified as discontinued operations in the accompanying consolidated financial statements related to properties that were sold prior to June 30, 2005 are excluded from the Same Property Portfolio and Total Portfolio information. In 2004, we completed the partial disposition of a property. Amounts related to the portion of this property disposed, consisting of $0.2 million and $0.4 million of rental revenue for the three-month and six-month periods ended June 30, 2004, are included in the Total Portfolio as the sale of the portion of the property was not considered to be a discontinued operation, but those operations are excluded from the Same Property Portfolio.

        Comparison of the six-month period ended June 30, 2005 (as restated) to the six-month period ended June 30, 2004 (as restated).

        The table below shows selected operating information for our Total Portfolio and the 163 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through June 30, 2005, which constitute the Same Property Portfolio for the six-month periods ended June 30, 2005 and 2004. The only line items in the table below affected by the restatement are "General and administrative,"

"Income allocated to exchangeable limited partnership units" and "Net income attributable to common shareholders."

	Same Property Portfolio				Total Portfolio
(Dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
					(Restated)	(Restated)
Revenue:
Rentals	$121,317	$119,572	$1,745	1.5%	$128,049	$120,129	$7,920	6.6%
Percentage rent	2,327	2,525	(198)	(7.8)%	2,327	2,629	(302)	(11.5)%
Recoveries	39,200	36,081	3,119	8.6%	40,812	36,172	4,640	12.8%
Other property	2,208	759	1,449	190.9%	2,214	759	1,455	191.7%

Total revenue	165,052	158,937	6,115	3.8%	173,402	159,689	13,713	8.6%
Expenses:
Property operating expenses	24,492	22,965	1,527	6.6%	25,743	23,011	2,732	11.9%
Real estate taxes	23,804	24,212	(408)	(1.7%)	24,879	24,274	605	2.5%

Net operating income(*)	$116,756	$111,760	$4,996	4.5%	122,780	112,404	10,376	9.2%

Add:
Interest, other, and joint venture fee income					357	271	86	31.7%
Gain on sale of marketable securities					8	—	8	100.0%
Equity in income from unconsolidated joint ventures					159	—	159	100.0%
Income from discontinued operations					—	3,425	(3,425)	(100.0)%
Deduct:
Depreciation and amortization					48,699	43,124	5,575	12.9%
Interest					41,743	37,030	4,713	12.7%
General and administrative					18,226	9,396	8,830	94.0%
Income allocated to exchangeable limited partnerships units					109	158	(49)	(31.0)%
Income allocated to Series B & C Preferred Units					—	1,763	(1,763)	(100.0)%

Net income attributable to common shareholders					$14,527	$24,629	$(10,102)	(41.0)%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 62-63.

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

Other

        Interest, Other, and Joint Venture Fee Income.    Interest, other, and joint venture fee income increased primarily due to increased fees from the Company's unconsolidated joint ventures.

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

        Interest Expense.    Interest expense increased $4.7 million primarily as a result of:

  •
  an increase in overall indebtedness as a result of the issuance of $350 million of unsecured notes issued in 2004, the proceeds of which were used (i) to pay down our line of credit, (ii) to fund acquisitions during the last three quarters of 2004, (iii) to repay certain maturing unsecured debt Securities previously issued by Bradley OP; and (iv) to redeem all Series B and C Preferred Units of Bradley OP in the first and third quarters of 2004, respectively; and

  •
  an increase in interest expense for the line of credit of $1.9 million due to an increase in the variable rate under the line of credit, which is based on LIBOR rates, partially offset by lower average balances in 2005. The interest rate on the Company's line of credit increased to 3.95% as of June 30, 2005 from 2.78% as of June 30, 2004.

        General and Administrative Expenses.    As set forth in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have filed this Amended 10-Q to amend our historical financial statements to reflect additional compensation expense required as a result of the tax-offset provision of Mr. Prendergast's employment agreement. Compensation expense is a component of our general and administrative expense. As a result of the additional compensation expense incurred for each of the six-month periods ended June 30, 2005 and June 30, 2004 associated with this tax-offset provision, our general and administrative expense increased approximately $4.6 million in June 30, 2005, and decreased approximately $1.6 million in June 30, 2004, relative to the amounts reported in the Original 10-Q. Consequently, taking into account the effects of the restatement, our general and administrative expense increased an additional $6.2 million over the increase reported in the Original 10-Q in June 30, 2005 from June 30, 2004.

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

  •
  an increase of office related costs of $0.4 million primarily due to increased recruiting costs and higher office expenses due to a larger workforce; and

  •
  an increase of professional fees primarily of $0.4 million primarily due to costs associated with the Company's compliance with provisions of the Sarbanes-Oxley Act of 2002 as well as increased audit fees.

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

        Comparison of the three-month period ended June 30, 2005 (as restated) to the three-month period ended June 30, 2004 (as restated).

        The table below shows selected operating information for our Total Portfolio and the 163 properties acquired prior to April 1, 2004 that remained in the Total Portfolio through June 30, 2005, which constitute the Same Property Portfolio for the three-month periods ended June 30, 2005 and 2004. The only line items in the table below affected by the restatement are "General and administrative" and "(Expense) Income allocated to exchangeable limited partnership units," and "Net income attributable to common shareholders."

	Same Property Portfolio				Total Portfolio
(Dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
					(Restated)	(Restated)
Revenue:
Rentals	$61,023	$59,953	$1,070	1.8%	$64,483	$60,371	$4,112	6.8%
Percentage rent	743	940	(197)	(21.0)%	743	940	(197)	(21.0)%
Recoveries	18,622	17,453	1,169	6.7%	19,498	17,546	1,952	11.1%
Other property	715	231	484	209.5%	719	231	488	211.3%

Total revenue	81,103	78,577	2,526	3.2%	85,443	79,088	6,355	8.0%
Expenses:
Property operating expenses	10,759	10,224	535	5.2%	11,383	10,271	1,112	10.8%
Real estate taxes	11,919	12,337	(418)	(3.4)%	12,565	12,398	167	1.3%

Net operating income(*)	$58,425	$56,016	$2,409	4.3%	61,495	56,419	5,076	9.0%

Add:
Interest, other, and joint venture fee income					254	67	187	279.1%
Gain on sale of marketable securities					8	—	8	100%
Equity in income from unconsolidated joint ventures					54	—	54	100%
Income from discontinued operations					—	3,193	(3,193)	(100.0)%
Deduct:
Depreciation and amortization					24,722	21,760	2,962	13.6%
Interest					20,851	19,415	1,436	7.4%
General and administrative					14,962	675	14,287	2,116.6%
(Expense) Income allocated to exchangeable limited partnership units					(49)	128	(177)	(138.3)%
Income allocated to Series C Preferred Units					—	555	(555)	(100.0)%

Net income attributable to common shareholders					$1,325	$17,146	$(15,821)	(92.3)%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 62-63.

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

Other

        Interest, Other, and Joint Venture Fee Income.    Interest, other, and joint venture fee income increased due to increased fees from the Company's unconsolidated joint ventures.

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

        Interest Expense.    Interest expense increased $1.4 million primarily as a result of an increase in interest expense for the line of credit due to an increase in the variable interest rate under the line of credit, which is based on LIBOR rates, partially offset by lower average balances in the second quarter of 2005. The interest rate on the Company's line of credit increased to 3.95% as of June 30, 2005 from 2.78% as of June 30, 2004.

        General and Administrative Expenses.    As set forth in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have filed this Amended 10-Q to amend our historical financial statements to reflect additional compensation expense required as a result of the tax-offset provision of Mr. Prendergast's employment agreement. Compensation expense is a component of our general and administrative expense. As a result of the additional compensation expense incurred for each of the three-month periods ended June 30, 2005 and June 30, 2004 associated with this tax-offset provision, our general and administrative expense increased approximately $7.9 million in June 30, 2005, and decreased approximately $5.0 million in June 30, 2004, relative to the amounts reported in the Original 10-Q. Consequently, taking into account the effects of the restatement, our general and administrative expense increased an additional $12.9 million over the increase reported in the Original 10-Q in June 30, 2005 from June 30, 2004.

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

        Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company's line of credit. In addition, we believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities decreased to $52.2 million for the six-months ended June 30, 2005 from $53.9 million for the six-months ended June 30, 2004. The decrease in cash flows from operations is primarily attributable to a decrease in accounts payable. As of June 30, 2005 we had an outstanding balance on our $400 million line of credit of $232.0 million, leaving us with $168.0 million of additional borrowing capacity under the line of credit. At our request, subject to the agent's consent, our line of credit may be increased to $500 million.

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

        Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed on us by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor's, which has given us a rating of BBB-, Moody's Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-. All three of these rating agencies have currently stated our company's outlook is stable. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

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

        Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and the market's perceptions regarding the Company and its prospects. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but raising funds through the equity markets may not be consistently available to us on terms that are attractive or at all.

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

Contractual Obligations and Contingent Liabilities

        The following table summarizes our repayment obligations under our indebtedness outstanding as of June 30, 2005 (in thousands):

Property	2005(1)	2006	2007	2008	2009	Thereafter	Total
Mortgage loans payable:
Williamson Square(5)	$10,651	—	—	—	—	—	$10,651
Riverchase Village Shopping Center	9,601	—	—	—	—	—	9,601
Meridian Village Plaza(2)	150	4,841	—	—	—	—	4,991
Spring Mall	61	8,021	—	—	—	—	8,082
Southport Centre	81	171	9,593	—	—	—	9,845
Long Meadow Commons(2)(3)	161	344	8,717	—	—	—	9,222
Innes Street Market	179	380	12,098	—	—	—	12,657
Southgate Shopping Center	56	119	2,166	—	—	—	2,341
Salem Consumer Square	229	505	559	8,771	—	—	10,064
St. Francis Plaza	97	207	225	243	—	—	772
Burlington Square(2)	94	209	227	224	12,743	—	13,497
Buckingham Place(2)	30	69	74	79	5,054	—	5,306
County Line Plaza(2)	103	222	240	256	16,002	—	16,823
Trinity Commons(2)	85	185	200	214	13,776	—	14,460
8 shopping centers, cross collaterialized	869	1,843	1,993	2,154	72,132	—	78,991
Montgomery Commons(2)	38	86	94	100	102	7,334	7,754
Warminster Towne Center(2)	126	283	307	329	362	18,294	19,701
Clocktower Place(2)	60	132	144	154	171	11,838	12,499
545 Boylston Street and William J. McCarthy Building	336	711	772	838	910	30,896	34,463
29 shopping centers, cross collateralized	1,259	2,728	2,955	3,147	3,461	220,654	234,204
The Market of Wolf Creek III(2)	47	98	106	113	125	8,177	8,666
Spradlin Farm(2)	94	203	219	232	253	16,187	17,188
The Market of Wolf Creek I(2)	73	163	176	188	206	9,327	10,133
Berkshire Crossing	251	529	557	584	617	11,725	14,263
Grand Traverse Crossing	185	394	424	457	492	11,151	13,103
Salmon Run Plaza(2)	163	349	381	417	456	2,736	4,502
Elk Park Center	151	321	346	374	403	6,503	8,098
Grand Traverse Crossing—Wal-Mart	84	179	193	208	225	4,190	5,079
The Market of Wolf Creek II(2)	49	103	111	120	129	1,428	1,940
Montgomery Towne Center	195	393	307	335	364	5,262	6,856
Bedford Grove—Wal-Mart	77	164	178	191	207	3,175	3,992
Berkshire Crossing—Home Depot/Wal-Mart	122	258	278	300	324	5,218	6,500

Total mortgage loans payable	$25,757	24,210	43,640	20,028	128,514	374,095	$616,244

Unsecured notes payable(4)	—	1,490	—	100,000	150,000	200,000	451,490
Line of credit facility	—	—	—	232,000	—	—	232,000

Total indebtedness	$25,757	25,700	43,640	352,028	278,514	574,095	$1,299,734

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

        The repayment obligations reflected in the above table do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above table. These obligations related to the retirement benefit plan are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

        The future contractual payment obligations in the above table do not reflect the matters described below under "Off-Balance Sheet Arrangements."

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

Line of Credit

        On March 29, 2005, we refinanced our prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent's consent, this new line of credit may be increased to $500 million. Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at June 30, 2005, including the lender's margin of 80 basis points and borrowings outstanding, was 3.95%. This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

        We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries have guaranteed this line of credit. This new line of credit will be used principally to fund growth opportunities and for working capital purposes. As of June 30, 2005, $232.0 million was outstanding under this new line of credit.

        As a result of the restatement, at June 30, 2005, the Company was in default under the line of credit because its representation with respect to its financial statements was not true. As described at the start of this Amended 10-Q under the heading "Explanatory Note—Restatement Overview," on October 20, 2005, the Company obtained from the financial institutions party to the line of credit a waiver of this default. Except as noted above, we believe we were in compliance with all of the financial covenants under this new line of credit as of June 30, 2005. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some of our business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth. Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the line of credit. During the past year, LIBOR rates have increased.

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

  •
  The Company is not permitted to incur any additional indebtedness if the ratio of the Company's consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

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

        Notes due 2009.    On October 15, 2004, the Company completed the issuance and sale of $150 million principal amount of unsecured 4.50% notes due 2009 (the "2009 Notes"). The 2009 Notes bear interest at a rate of 4.50% and mature on October 15, 2009. The 2009 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        Notes due 2014.    On April 1, 2004, the Company completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due 2014 (the "2014 Notes"). The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2014. The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        Our two series of outstanding unsecured notes have been guaranteed by our two operating partnerships, Heritage OP and Bradley OP.

        We believe we were in compliance with all applicable covenants under these indentures as of June 30, 2005.

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

  •
  Bradley OP is not permitted to incur any additional indebtedness if the ratio of Bradley OP's consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

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

        We believe Bradley OP was in compliance with all applicable covenants under these indentures as of June 30, 2005.

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

        The following table reconciles our Funds from Operations to our net income. As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have determined that the provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that we record a liability and recognize compensation expense to reflect the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. We have therefore amended the Original 10-Q for the purpose of restating the financial statements and other financial information for the three- and six-month periods ended June 30, 2005 and 2004 to reflect this compensation expense and liability. The following table reflects the impact of this restatement (in thousands):

	Six months ended June 30,
	2005	2004
	(Restated)	(Restated)
Net income	$14,527	$24,629
Add (deduct):
Depreciation and amortization (real-estate related):
Continuing operating	48,346	42,670
Discontinued Operations	—	213
Pro rata share of unconsolidated joint venture	63	—
Gains on sales of real estate investments	—	(2,988)

Funds from Operations	$62,936	$64,524

	Three months ended June 30,
	2005	2004
	(Restated)	(Restated)
Net income	$1,325	$17,146
Add (deduct):
Depreciation and amortization (real-estate related):
Continuing operating	24,546	21,585
Discontinued Operations	—	107
Pro rata share of unconsolidated joint venture	55	—
Gains on sales of real estate investments	—	(2,988)

Funds from Operations	$25,926	$35,850

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

Contingencies

Legal and Other Claims

        We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 66, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Compensation ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Currently, we account for share-based compensation in accordance with APB No. 25 and related Interpretations. We are required to account for share-based compensation to employees in accordance with SFAS No. 123R on a modified prospective basis beginning January 1, 2006. Under the modified prospective basis, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We do not expect the adoption of SFAS No. 123R to have a material impact on our results of operations, financial position, or liquidity.

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

        The table below sets forth a reconciliation of NOI to net income available to common shareholders. As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," we have determined that the provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that we record a liability and recognize compensation expense to reflect the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. We have therefore amended the Original 10-Q for the purpose of restating the financial statements and other financial information for the three- and six-month periods ended June 30, 2005 and 2004 to reflect this compensation expense and liability. The following tables reflect the impact of this restatement (in thousands):

	Six months ended June 30,
	2005	2004
	(Restated)	(Restated)
Net operating income	$122,780	$112,404
Add:
Interest, other, and joint venture fee income	357	271
Income from discontinued operations	—	3,425
Gain on sale of marketable securities	8	—
Equity in income from unconsolidated joint ventures	159	—
Deduct:
Depreciation and amortization	48,699	43,124
Interest	41,743	37,030
General and administrative	18,226	9,396
Income allocated to exchangeable limited partnership units	109	158
Income allocated to Series B & C Preferred Units	—	1,763

Net income (loss) attributable to common shareholders	$14,527	$24,629

	Three months ended June 30,
	2005	2004
	(Restated)	(Restated)
Net operating income	$61,495	$56,419
Add:
Interest, other, and joint venture fee income	254	67
Income from discontinued operations	—	3,193
Gain on sale of marketable securities	8	—
Equity in income from unconsolidated joint ventures	54	—
Deduct:
Depreciation and amortization	24,722	21,760
Interest	20,851	19,415
General and administrative	14,962	675
Income allocated to exchangeable limited partnership units	—	555
Expense (Income) allocated to Series B & C Preferred Units	(49)	128

Net income (loss) attributable to common shareholders	$1,325	$17,146

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

ITEM 4: Controls and Procedures

(a)   Restatement

        On October 17, 2005, we determined that our previously issued financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, and for each of the quarters therein, and for the quarterly periods ended March 31, 2005 and June 30, 2005, need to be restated to correct an error discovered by our management. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, our Chairman, President and Chief Executive Officer. As a result of the error, we have restated our historical financial statements to record a liability and to recognize compensation expense related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision. See Note 2 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A for a summary of the effects of the restatement on our previously issued consolidated financial statements.

(b)  Evaluation of Disclosure Controls and Procedures

        In the Original 10-Q filed on August 5, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original 10-Q. Based on that evaluation, our management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules.

        In connection with the restatement described above, under the direction of our Chief Executive Officer and Chief Financial Officer, our management reevaluated our disclosure controls and procedures as of June 30, 2005 using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission on Internal Control—Integrated Framework. During the course of this reevaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2005 due to a material weakness in internal control over financial reporting. This material weakness related to our internal controls over financial reporting with respect to accounting for significant compensation arrangements.

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

(c)  Changes in Internal Control over Financial Reporting

        To remediate the material weakness described above, we have enhanced our review procedures over the accounting for significant compensation arrangements, such as executive employment and severance agreements and compensation plans. These enhanced review procedures include the formal review and written determination by our internal accounting staff prior to adoption and implementation of the accounting for all significant compensation arrangements. As of the date of this filing, we have designed controls over the review of significant compensation arrangements to ensure that the accounting and reporting of such arrangements are in accordance with U.S. generally accepted accounting principles and in a manner that will remediate the material weakness in our internal control over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of the stockholders of the Company was held on May 6, 2005. At the annual meeting, stockholders elected three directors to serve on our Board of Directors until the Company's annual meeting to be held in 2008. The three directors elected at the meeting were Bernard Cammarata, Michael J. Joyce and Thomas C. Prendergast. The directors whose terms of office as a director continued after the meeting and the annual meeting at which their term of office expires are as follows:

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
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4: Controls and Procedures
  ITEM 1. Legal Proceedings
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits
SIGNATURES