Form 10-Q
period 2005-09-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2005-11-10
CIK 1158265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒.

As of November 1, 2005, there were 47,382,944 shares of the Company’s $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

2005 Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on November 9, 2005, we have restated certain of our historical financial statements and other information.

For further discussion of the effects of the 2005 restatement, see Part 1, Item 1. Financial Statements, Note 2 of Notes to Condensed, Consolidated Financial Statements, Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 4. Controls and Procedures.

i

PART I

ITEM 1. Financial Statements

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Unaudited and in thousands of dollars)

	September 30, 2005	December 31, 2004 (Restated)
Assets
Real estate investments, net	$2,309,446	$2,222,638
Cash and cash equivalents	4,156	6,720
Accounts receivable, net of allowance for doubtful accounts of $10,378 in 2005 and $9,583 in 2004	52,002	41,148
Prepaids and other assets	30,573	24,488
Investments in unconsolidated joint ventures	5,480	3,406
Deferred financing and leasing costs	64,500	54,150
Total assets	$2,466,157	$2,352,550
Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$634,366	$649,040
Unsecured notes payable	449,914	449,763
Line of credit facility	359,000	196,000
Accrued expenses and other liabilities	100,940	99,955
Accrued distributions	25,124	24,915
Total liabilities	1,569,344	1,419,673
Minority Interests:
Exchangeable limited partnership units	17,788	13,008
Other minority interest	—	2,425
Total minority interests	17,788	15,433
Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,378,143 and 46,934,285 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	47	47
Additional paid-in capital	1,175,642	1,160,081
Cumulative distributions in excess of net income	(290,948)	(239,403)
Unearned compensation	(5,372)	(2,775)
Other comprehensive loss	(344)	(506)
Total shareholders’ equity	879,025	917,444
Total liabilities and shareholders’ equity	$2,466,157	$2,352,550

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Nine Months ended September 30, 2005 and 2004
(Unaudited and in thousands, except per-share data)

	Nine Months ended September 30,
	2005	2004 (Restated)
Revenue:
Rentals and recoveries	$259,707	$241,774
Interest, other, and joint venture fee income	587	551
Total revenue	260,294	242,325
Expenses:
Property operating expenses	36,684	33,797
Real estate taxes	37,965	36,929
Depreciation and amortization	74,024	65,542
Interest	63,393	57,155
General and administrative	25,298	18,222
Total expenses	237,364	211,645
Income before gain on sale of marketable securities and real estate investment	22,930	30,680
Gain on sale of marketable securities	8	529
Gain on sale of real estate investment	—	25
Income before equity in income from unconsolidated joint ventures and allocation to minority interests	22,938	31,234
Equity in income from unconsolidated joint ventures	219	14
Income allocated to exchangeable limited partnership units	(182)	(178)
Income allocated to Series B & C Preferred Units	—	(2,176)
Income before discontinued operations	22,975	28,894
Discontinued Operations:
Income from discontinued operations	—	635
Gains on sales of discontinued operations	—	2,988
Income from discontinued operations	—	3,623
Net income attributable to common shareholders	$22,975	$32,517
Basic per-share data:
Income before discontinued operations	$0.49	$0.62
Income from discontinued operations	—	0.08
Income attributable to common shareholders	$0.49	$0.70
Weighted average common shares outstanding	46,846	46,318
Diluted per-share data:
Income before discontinued operations	$0.48	$0.62
Income from discontinued operations	—	0.07
Income attributable to common shareholders	$0.48	$0.69
Weighted average common and common equivalent shares outstanding	48,067	47,081

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations
Three Months ended September 30, 2005 and 2004
(Unaudited and in thousands, except per-share data)

	Three Months ended September 30,
	2005	2004 (Restated)
Revenue:
Rentals and recoveries	$86,305	$82,085
Interest, other, and joint venture fee income	230	280
Total revenue	86,535	82,365
Expenses:
Property operating expenses	10,941	10,786
Real estate taxes	13,086	12,655
Depreciation and amortization	25,325	22,418
Interest	21,650	20,125
General and administrative	7,072	8,825
Total expenses	78,074	74,809
Income before gain on sale of marketable securities and real estate investment	8,461	7,556
Gain on sale of marketable securities	—	529
Gain on sale of real estate investment	—	25
Income before equity in income from unconsolidated joint ventures and allocation to minority interests	8,461	8,110
Equity in income from unconsolidated joint ventures	60	14
Income allocated to exchangeable limited partnership units	(73)	(20)
Income allocated to Series C Preferred Units	—	(413)
Income before discontinued operations	8,448	7,691
Discontinued operations:
Income from discontinued operations	—	198
Gains on sales of discontinued operations	—	—
Income from discontinued operations	—	198
Net income attributable to common shareholders	$8,448	$7,889
Basic per-share data:
Income before discontinued operations	$0.18	$0.17
Income from discontinued operations	—	—
Income attributable to common shareholders	$0.18	$0.17
Weighted average common shares outstanding	46,955	46,440
Diluted per-share data:
Income before discontinued operations	$0.18	$0.17
Income from discontinued operations	—	—
Income attributable to common shareholders	$0.18	$0.17
Weighted average common and common equivalent shares outstanding	48,404	47,198

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Comprehensive Income
Three and Nine months ended September 30, 2005 and 2004
(Unaudited and in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Net income attributable to common shareholders	$22,975	$32,517	$8,448	$7,889
Other comprehensive income (loss):
Realized gain from settlement of cash flow hedges	—	1,185	—	—
Unrealized loss on cash flow hedges	—	(1,398)	—	(1,398)
Unrealized holding gains on marketable securities	—	529	—	65
Unrealized holding gains arising during the period	8	—	—	—
Reclassification adjustment for accretion of net realized loss (gain) on cash flow hedges	162	(59)	54	(29)
Reclassification adjustment for realized gain from sale of marketable securities	(8)	(529)	—	(529)
Total other comprehensive income (loss)	162	(272)	54	(1,891)
Comprehensive income	$23,137	$32,245	$8,502	$5,998

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004
(unaudited and in thousands of dollars)

	Nine months ended September 30,
	2005	2004 (Restated)
Cash flows from operating activities:
Net income	$22,975	$32,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,024	65,819
Amortization of deferred debt financing costs	1,606	1,510
Amortization of debt premiums and discounts	(1,693)	(1,167)
Amortization of effective portion of interest rate swaps	162	(60)
Compensation expense associated with stock plans	8,788	5,527
Net gains on sales of real estate investments	—	(3,013)
Earnings from unconsolidated investment in joint ventures	(219)	—
Income allocated to Series B & C Preferred Units	—	2,176
Income allocated to exchangeable limited partnership units	182	178
Gain on sale of marketable securities	(8)	(529)
Changes in operating assets and liabilities	(11,340)	(21,220)
Net cash provided by operating activities	94,477	81,738
Cash flows from investing activities:
Acquisitions of and additions to real estate investments and in-place lease value	(134,921)	(85,063)
Expenditures for investment in joint ventures	(1,855)	(3,321)
Investment in mortgage loan receivable	—	(9,188)
Net proceeds from sales of real estate investments	—	14,410
Expenditures for capitalized leasing commissions	(4,370)	(3,657)
Redemption of exchangeable limited partnership units	(631)	—
Expenditures for furniture, fixtures and equipment	(371)	(1,748)
Purchase of minority interest	(2,425)	—
Proceeds from sale of marketable securities	121	1,101
Net cash used for investing activities	(144,452)	(87,466)
Cash flows from financing activities:
Proceeds from the issuance of common stock	4,156	6,116
Repurchase of common stock	—	(34)
Repayments of mortgage loans payable	(42,308)	(16,183)
Proceeds from prior line of credit facility	26,000	280,000
Proceeds from new line of credit facility	402,000	—
Repayments under prior line of credit facility	(11,000)	(310,000)
Repayment of prior line of credit facility	(211,000)	—
Repayments under new line of credit facility	(43,000)	—
Proceeds from interest swap termination	—	1,185
Proceeds from issuance of unsecured bonds	—	198,278
Distributions paid to exchangeable limited partnership unit holders	(835)	(533)
Distributions paid to Series B & C Preferred Unit holders	—	(2,176)
Redemption of Series B Preferred Units	—	(75,000)
Common stock distributions paid	(74,280)	(73,324)
Expenditures for deferred debt financing costs	(2,208)	(2,011)
Expenditures for equity issuance costs	(114)	(201)
Net cash used for financing activities	47,411	6,117
Net (decrease) increase in cash and cash equivalents	(2,564)	389
Cash and cash equivalents:
Beginning of period	6,720	5,464
End of period	$4,156	$5,853

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements

1.    Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and in conformity with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2004 are derived from the audited financial statements of the Company at that date. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of 2004 amounts, consisting primarily of discontinued operations, have been made to conform to the 2005 presentation. In addition, certain 2004 amounts have been restated as decribed in Note 2.

The condensed consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A, as amended and restated, for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on November 9, 2005.

2.   Restatement Overview

On October 17, 2005, Heritage determined that its previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, and its unaudited quarterly financial statements for the periods ended March 31, 2005 and June 30, 2005, need to be restated to correct an error. The error pertained to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage’s Chairman, President and Chief Executive Officer.

In January 2000, Heritage entered into this employment agreement with Mr. Prendergast, providing for, among other things, annual grants of stock options to be made to Mr. Prendergast. In addition, the employment agreement requires Heritage to make certain payments to Mr. Prendergast to offset any taxes he incurs in connection with the exercise of those stock options.

As a result of the discovery of the error, the Company has amended its historical financial statements noted above to record the liability for the tax-offset payments that would be made to Mr. Prendergast in the future should he exercise any stock options and to reflect that this liability is subject to variable accounting treatment pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN No. 44”). In addition, these historical financial statements have been amended to reflect that the stock options subject to the tax-offset provision are also subject to variable accounting treatment pursuant to FIN No. 44. These amended financial statements are contained in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004, amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 and amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005, each as filed with the Securities and Exchange Commission on November 9, 2005.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

2.   Restatement Overview (Continued)

The following tables set forth the impact of the restatement to our consolidated balance sheet as of December 31, 2004 and our consolidated statement of operations for the three and nine-month periods ended September 30, 2004.

	December 31, 2004
(In thousands, except for share amounts)	As Previously Reported	Restatement Adjustments	As Restated
Assets
Real estate investments, net	$2,222,638	$—	$2,222,638
Cash and cash equivalents	6,720	—	6,720
Accounts receivable, net of allowance for doubtful accounts of $9,583 in 2004	41,148	—	41,148
Prepaids and other assets	24,488	—	24,488
Investment in joint venture	3,406	—	3,406
Deferred financing and leasing costs	54,150	—	54,150
Total assets	$2,352,550	$—	$2,352,550
Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$649,040	$—	$649,040
Unsecured notes payable	449,763	—	449,763
Line of credit facility	196,000	—	196,000
Accrued expenses and other liabilities	95,989	3,966	99,955
Accrued distributions	24,915	—	24,915
Total liabilities	1,415,707	3,966	1,419,673
Commitments and Contingencies
Minority Interests:
Exchangeable limited partnership units	13,110	(102)	13,008
Other minority interest	2,425	—	2,425
Total minority interests	15,535	(102)	15,433
Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 46,934,285 shares issued and outstanding at December 31, 2004	47	—	47
Additional paid-in capital	1,154,360	5,721	1,160,081
Cumulative distributions in excess of net income	(229,818)	(9,585)	(239,403)
Unearned compensation	(2,775)	—	(2,775)
Other comprehensive loss	(506)	—	(506)
Total shareholders’ equity	921,308	(3,864)	917,444
Total liabilities and shareholders’ equity	$2,352,550	$—	$2,352,550

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

2.   Restatement Overview (Continued)

	Nine Months Ended September 30, 2004
(In thousands, except per-share data)	As Previously Reported	Discontinued Operations	As Reported with Discontinued Operations	Reclassifications	Restatement Adjustments	As Restated
Revenue:
Rentals and recoveries	$242,301	$(527)	$241,774	$—	$—	$241,774
Interest, other, and joint venture fee income	565	—	565	(14)	—	551
Total revenue	242,866	(527)	242,339	(14)	—	242,325
Expenses:
Property operating expenses	33,883	(86)	33,797	—	—	33,797
Real estate taxes	37,033	(104)	36,929	—	—	36,929
Depreciation and amortization	65,665	(123)	65,542	—	—	65,542
Interest	57,155	—	57,155	—	—	57,155
General and administrative	16,991	—	16,991	—	1,231	18,222
Total expenses	210,727	(313)	210,414	—	1,231	211,645
Income before gain on sale of marketable securities	32,139	(214)	31,925	(14)	(1,231)	30,680
Gain on sale of marketable securities	529	—	529	—	—	529
Gain on sale of real estate investment	25	—	25	—	—	25
Income before equity in income from uncolidated joint ventures and allocation to minority interest	32,693	(214)	32,479	(14)	(1,231)	31,234
Equity in income from unconsolidated joint ventures	—	—	—	14	—	14
Income allocated to exchangeable limited partnership units	(191)	—	(191)	—	13	(178)
Income allocated to Series B & C Preferred Units	(2,176)	—	(2,176)	—	—	(2,176)
Income before discontinued operations	30,326	(214)	30,112	—	(1,218)	28,894
Discontinued Operations
Income from discontinued operations	421	214	635	—	—	635
Gains on sales of discontinued operations	2,988	—	2,988	—	—	2,988
Income from discontinued operations	3,409	214	3,623	—	—	3,623
Net income attributable to common shareholders	$33,735	$—	$33,735	$—	$(1,218)	$32,517
Basic per-share data:
Income before discontinued operations	$0.65	$—	$0.65	$—	$(0.03)	$0.62
Income from discontinued operations	0.07	—	0.07	—	0.01	0.08
Income attributable to common shareholders	$0.72	$—	$0.72	$—	$(0.02)	$0.70
Weighted average common shares outstanding	46,617	—	46,617	—	(299)	46,318
Diluted per-share data:
Income before discontinued operations	$0.65	$—	$0.65	$—	$(0.03)	$0.62
Income from discontinued operations	0.07	—	0.07	—	—	0.07
Income attributable to common shareholders	$0.72	$—	$0.72	$—	$(0.03)	$0.69
Weighted average common and common equivalent shares outstanding	47,230	—	47,230	—	(149)	47,081

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

2.   Restatement Overview (Continued)

	Three Months Ended September 30, 2004
(In thousands, except per-share data)	As Previously Reported	Discontinued Operations	As Reported with Discontinued Operations	Reclassifications	Restatement Adjustments	As Restated
Revenue:
Rentals and recoveries	$82,267	$(182)	$82,085	$—	$—	$82,085
Interest, other, and joint venture fee income	294	—	294	(14)	—	280
Total revenue	82,561	(182)	82,379	(14)	—	82,365
Expenses:
Property operating expenses	10,811	(25)	10,786	—	—	10,786
Real estate taxes	12,690	(35)	12,655	—	—	12,655
Depreciation and amortization	22,459	(41)	22,418	—	—	22,418
Interest	20,125	—	20,125	—	—	20,125
General and administrative	6,044	—	6,044	—	2,781	8,825
Total expenses	72,129	(101)	72,028	—	2,781	74,809
Income before gain on sale of marketable securities	10,432	(81)	10,351	(14)	(2,781)	7,556
Gain on sale of marketable securities	529	—	529	—	—	529
Gain on sale of real estate investment	25	—	25	—	—	25
Income before equity in income from uncolidated joint ventures and allocation to minority interest	10,986	(81)	10,905	(14)	(2,781)	8,110
Equity in income from unconsolidated joint ventures	—	—	—	14	—	14
Income allocated to exchangeable limited partnership units	(48)	—	(48)	—	28	(20)
Income allocated to Series B & C Preferred Units	(413)	—	(413)	—	—	(413)
Income before discontinued operations	10,525	(81)	10,444	—	(2,753)	7,691
Discontinued Operations
Income from discontinued operations	117	81	198	—	—	198
Gains on sales of discontinued operations	—	—	—	—	—	—
Income from discontinued operations	117	81	198	—	—	198
Net income attributable to common shareholders	$10,642	$—	$10,642	$—	$(2,753)	$7,889
Basic per-share data:
Income before discontinued operations	$0.23	$—	$0.23	$—	$(0.06)	$0.17
Income from discontinued operations	—	—	—	—	—	—
Income attributable to common shareholders	$0.23	$—	$0.23	$—	$(0.06)	$0.17
Weighted average common shares outstanding	46,747	—	46,747	—	(307)	46,440
Diluted per-share data:
Income before discontinued operations	$0.23	$—	$0.23	$—	$(0.06)	$0.17
Income from discontinued operations	—	—	—	—	—	—
Income attributable to common shareholders	$0.23	$—	$0.23	$—	$(0.06)	$0.17
Weighted average common and common equivalent shares outstanding	47,345	—	47,345	—	(147)	47,198

The restatement had no effect on cash flows from operating, investing, or financing activities for the nine-months ended September 30, 2004.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

4.   Gain on Sale of Marketable Securities

The Company received shares of a publicly traded company during the nine-month period ended September 30, 2005 in settlement of the rejection of certain leases in connection with bankruptcy proceedings of the publicly traded company. The Company accounts for investments in securities of publicly traded companies in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Investment. All shares issued to the Company during the nine-month period ended September 30, 2005 were sold during the second quarter of 2005 for proceeds of $0.1 million resulting in a gain of $8,000.

The Company also received shares of a publicly traded company during the nine-month period ended September 30, 2004 in settlement of the rejection of certain leases in connection with bankruptcy proceedings of the publicly traded company. The Company had classified the securities as available-for-sale in the June 30, 2004 consolidated balance sheet. All shares classified as available-for-sale at June 30, 2004 were sold during the three-month period ended September 30, 2004 for $1.1 million, resulting in a realized gain of $0.5 million. The unrealized holding gain of $0.5 million included in other comprehensive income as of June 30, 2004 was reclassified to realized gain during the three and nine-month periods ended September 30, 2004.

5.   Stock-Based Compensation

At September 30, 2005, the Company had one stock-based compensation plan (the “Plan”). The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, and related Interpretations.

As described in Note 2, due to a tax-offset payment provision contained in the employment agreement of the Company’s Chief Executive Officer, 920,000 of the Company’s stock options are subject to variable accounting under APB Opinion No. 25 at September 30, 2005 and December 31, 2004. The combined expense related to these stock options and the related tax-offset feature subject to variable accounting was $0.1 million and $2.8 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $4.8 million and $1.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively, and is recorded as general and administrative expense in the accompanying consolidated statements of operations. At September 30, 2005, these options had exercise prices ranging from $24.36 to $28.47, a weighted average exercise price of $25.43, and a weighted average remaining contractual life of 5.78 years. None of these options have been exercised as of September 30, 2005.

Except for the stock options subject to variable accounting described above, no stock-based compensation cost related to stock option grants is reflected in the Company’s reported results as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

5.   Stock-Based Compensation (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to stock-based employee compensation (in thousands, except per-share data):

	Nine months ended September 30,
	2005	2004 (Restated)
Net income attributable to common shareholders, as reported	$22,975	$32,517
Add: Total stock based compensation as reported in net income	8,788	5,527
Deduct: Stock based compensation expense determined under fair-value based method for all awards	(9,261)	(5,996)
Pro forma net income attributable to common shareholders	$22,502	$32,048
Earnings per share:
Basic—as reported	$0.49	$0.70
Basic—pro forma	$0.48	$0.69
Diluted—as reported	$0.48	$0.69
Diluted pro forma	$0.47	$0.69

	Three months ended September 30,
	2005	2004 (Restated)
Net income attributable to common shareholders, as reported	$8,448	$7,889
Add: Total stock based compensation as reported in net income	2,066	3,283
Deduct: Stock based compensation expense determined under fair-value based method for all awards	(2,230)	(3,371)
Pro forma net income attributable to common shareholders	$8,284	$7,801
Earnings per share:
Basic—as reported	$0.18	$0.17
Basic—pro forma	$0.18	$0.17
Diluted—as reported	$0.18	$0.17
Diluted pro forma	$0.17	$0.17

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

On March 3, 2003, the Company issued the second installment of 155,000 shares based on a fair market value of $24.36 per share on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 3, 2004 based on the continued employment of these

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

5.   Stock-Based Compensation (Continued)

individuals with the Company through that date. During the nine-month period ended September 30, 2004, the Company recognized $0.5 million of compensation expense related to these shares.

On March 1, 2004, the Company issued the third installment of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a fair market value of $29.70 per share on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2005 based on the continued employment of these individuals with the Company through that date. During the nine-month periods ended September 30, 2005 and 2004, the Company recognized $0.7 million and $2.4 million, respectively, of compensation expense related to these shares.

On March 4, 2005, the Company issued the fourth installment of 134,000 shares (reduced from 155,000 to reflect the termination of employment of two of the participants) based on a fair market value of $30.90 per share on the grant date. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 4, 2006, subject to the continued employment of these individuals with the Company through that date. During the nine-month period ended September 30, 2005, the Company recognized $2.4 million of compensation expense related to these shares. The unamortized compensation expense of $1.7 million is included as unearned compensation on the accompanying September 30, 2005 balance sheet and will be amortized ratably through March 3, 2006.

Annual Performance Shares

The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.

In March 2003, the Company issued 119,500 shares of restricted stock related to 2002 performance and based on a fair market value on the date of issuance of $24.36 per share. During each of the nine-month periods ended September 30, 2005 and 2004, the Company recognized $0.6 million of compensation expense related to these shares, including the reimbursement of the taxes to be paid by Mr. Prendergast related to the shares. The reimbursement of taxes was paid pursuant to Mr. Prendergast’s employment agreement. The unamortized compensation expense of $0.1 million is included as unearned compensation on the accompanying September 30, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

In March 2004, the Company issued 108,000 shares of restricted stock related to 2003 performance and based on a fair market value on the date of issuance of $28.47 per share. During the nine-month periods ended September 30, 2005 and 2004, the Company recognized $0.8 million of compensation expense related to these shares, including the reimbursement of the taxes to be paid by Mr. Prendergast related to the shares. The unamortized compensation expense of $0.9 million is included as unearned compensation on the accompanying September 30, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

In March 2005, the Company issued 143,800 shares of restricted stock related to 2004 performance and based on a fair market value on the date of issuance of $30.90 per share. During the nine-month periods ended September 30, 2005 and 2004, the Company recognized $1.1 million and $0.7 million, respectively, of compensation expense related to these shares, including the reimbursement of taxes to be paid by Mr. Prendergast related to the shares. The unamortized compensation expense of $2.5 million is

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

5.   Stock-Based Compensation (Continued)

included as unearned compensation on the accompanying September 30, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

During the nine-month period ended September 30, 2005, the Company also recorded $0.9 million of compensation expense related to 111,200 shares of restricted stock anticipated to be issued by the Company in 2006 related to 2005 performance, including the reimbursement of the taxes to be paid by Mr. Prendergast related to the shares. This accrual is based on an estimate of the number of shares expected to be issued using the Company’s September 30, 2005 share price of $35.00 per share. Assuming these shares are issued, the Company will recognize compensation expense with respect to these restricted shares ratably over the one-year performance and three-year vesting periods.

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

Under the plan, on January 1 of each year, the Company credits each non-employee director entitled to receive compensation with an annual grant of 1,000 “deferred stock units” for his or her service on the Board during the prior year. On January 1 of each service year (“Service Year”), the Company begins to accrue compensation expense for deferred stock units expected to be credited for service on the Board during that Service Year. The value of the deferred stock units, based on the fair market value of the Company’s common stock on the date of the grant, is amortized to compensation expense over the Service Year.

In addition, beginning on the date on which deferred stock units are credited to a director for the prior Service Year, the number of deferred stock units credited is increased by additional deferred stock units in an amount equal to the relationship of dividends declared to the value of the common stock of the Company. The deferred stock units credited to a director are not settled until he or she ceases to be on the Board of Directors, at which time an equivalent number of shares of common stock of the Company will be issued.

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

In addition, during the nine-month period ended September 30, 2005, the Company accrued $0.4 million of compensation expense related to director compensation, of which $0.3 million relates to 2,112

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

5.   Stock-Based Compensation (Continued)

deferred stock units credited to directors in July 2005 and other deferred stock units expected to be credited to directors for the 2005 Service Year and as cash compensation for those directors electing to receive deferred stock units in lieu of cash compensation. The unamortized compensation expense of $48,000 is included as unearned compensation on the accompanying September 30, 2005 balance sheet and will be amortized ratably during the remaining 2005 Service Year.

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

	Nine months ended September 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$22,975	46,846	$0.49
Effect of dilutive securities:
Stock options	—	508	—
Anticipated stock compensation	—	184	—
Operating partnership units	182	529	0.34
Diluted earnings per share:
Net income attributable to common shareholders	$23,157	48,067	$0.48

	Nine months ended September 30, 2004 (Restated)
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$32,517	46,318	$0.70
Effect of dilutive securities:
Stock options	—	248	—
Anticipated stock compensation	—	176	—
Operating partnership units	178	339	0.53
Diluted earnings per share:
Net income attributable to common shareholders	$32,695	47,081	$0.69

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

6.   Earnings Per Share (Continued)

	Three months ended September 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$8,448	46,955	$0.18
Effect of dilutive securities:
Stock options	—	643	—
Anticipated stock compensation	—	259	—
Operating partnership units	73	547	0.13
Diluted earnings per share:
Net income attributable to common shareholders	$8,521	48,404	$0.18

	Three months ended September 30, 2004 (Restated)
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$7,889	46,440	$0.17
Effect of dilutive securities:
Stock options	—	245	—
Anticipated stock compensation	—	177	—
Operating partnership units	20	336	0.06
Diluted earnings per share:
Net income attributable to common shareholders	$7,909	47,198	$0.17

7.   Supplemental Cash Flow Information

During the nine-month periods ended September 30, 2005 and 2004, interest paid was $60.2 million and $51.9 million, respectively. State income and franchise tax payments, net of refunds, during the nine-month periods ended September 30, 2005 and 2004 was $1.2 million and $1.1 million, respectively.

During the nine-month periods ended September 30, 2005 and 2004, the Company assumed $29.5 million and $10.4 million, respectively, of existing debt in connection with the acquisition of properties.

Included in accrued expenses and other liabilities at September 30, 2005 and December 31, 2004 are accrued expenditures for real estate investments of $5.1 million and $8.0 million, respectively.

During the nine-month period ended September 30, 2005, the Company issued 176,509 exchangeable limited partnership units in a subsidiary of the Company with a fair value of $6.1 million in connection with an acquisition of properties.

During the nine-month period ended September 30, 2004, 7,814 shares were issued in exchange for 7,814 exchangeable limited partnership units in a subsidiary of the Company with a fair value of $0.2 million.

Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

8.   Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	September 30, 2005	December 31, 2004
Land	$379,949	$360,643
Land improvements	208,352	196,155
Buildings and improvements	1,999,970	1,894,101
Tenant improvements	87,766	64,241
Improvements in process	16,551	25,701
	2,692,588	2,540,841
Accumulated depreciation and amortization	(383,142)	(318,203)
Net carrying value	$2,309,446	$2,222,638

Acquisitions

Fairview Corners, Simpsonville, South Carolina

On July 1, 2005, the Company completed the acquisition of Fairview Corners, a 131,000 square foot shopping center located in Simpsonville, South Carolina. The acquisition price for Fairview Corners was approximately $23.2 million and was funded with borrowings under the Company’s unsecured line of credit.

Williamson Square, Franklin, Tennessee

On August 2, 2005, the Company completed the acquisition of the 40% minority partnership interest in Williamson Square Shopping Center, located in Franklin, Tennessee. As a result, the Company owns 100% of the partnership interests in Williamson Square. The acquisition price was $2.9 million. The Company funded the purchase price with borrowings under its unsecured line of credit. The Company also repaid upon maturity the previously outstanding mortgage indebtedness encumbering Williamson Square. As a result, Williamson Square is now unencumbered.

Old Bridge Gateway Shopping Center, Parlin, Old Bridge Township, New Jersey

On August 12, 2005, the Company completed the acquisition of Old Bridge Gateway Shopping Center, a 236,000 square foot shopping center located in Parlin, Old Bridge Township, New Jersey. The acquisition price for Old Bridge was $43.7 million and was funded with borrowings under the Company’s unsecured line of credit.

Crossroads at Buckland Hills, Manchester, Connecticut

In a series of related closings, which occurred on August 19, 2005, September 20, 2005 and September 29, 2005, the Company acquired a group of five properties comprising 342,000 square feet, known as Crossroads at Buckland Hills, located in an eastern suburb of Hartford, Connecticut. The aggregate acquisition price for the centers was approximately $76.4 million. The Company funded the acquisition with a combination of the assumption of $29.5 million of assumed debt, borrowings under its unsecured line of credit and the issuance of operating partnership units with a fair value of $6.1 million in Bradley Operating Limited Partnership (“Bradley OP”), one of its subsidiary operating partnerships.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

8.   Real Estate Investments (Continued)

Colonial Commons

On July 1, 2004, the Company acquired 433,000 square feet of a 505,000 square foot grocer-anchored community shopping center located in Harrisburg, Pennsylvania known as Colonial Commons. The Company also acquired leasehold interests in an additional approximately 53,000 square feet. The acquisition price for Colonial Commons of  $63.1 million was funded through borrowings under the Company’s prior line of credit.

Long Meadow Commons

On April 30, 2004, the Company acquired a 118,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) know as Long Meadow Commons. The acquisition price for Long Meadow Commons was $18.5 million and was funded through the assumption of $10.4 million of debt and borrowings under the Company’s prior line of credit.

Dispositions

Garden Plaza

In December 2004, the Company completed the disposition of Garden Plaza, an 80,000 square foot shopping center located in Franklin, Wisconsin for $4.8 million, resulting in a gain of $0.6 million. The results of operations of the Garden Plaza shopping center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

Madison Plaza Parcel

In December 2004, the Company completed the disposition of a parcel of land located at Madison Plaza located in Madison, Wisconsin for $3.5 million, which approximated the Company’s carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

Camelot Shopping Center

In June 2004, the Company entered into a purchase and sale agreement for the sale of Camelot Shopping Center, a 151,000 square foot shopping center located in Louisville, Kentucky for a sales price of $7.4 million. The sale was completed on October 1, 2004 and resulted in a gain of $0.3 million. The Camelot Shopping Center was classified as held for sale in the consolidated balance sheet as of September 30, 2004. The results of operations of the Camelot Shopping Center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

Cross Keys Shopping Center Parcel

In September 2004, the Company completed the disposition of a parcel of land located at Cross Keys Shopping Center located in Turnersville, New Jersey for $7.0 million, which approximated the Company’s carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

8.   Real Estate Investments (Continued)

Fortune Office Building

In April 2004, the Company completed the disposition of the Fortune office building located in Hartsdale, New York, for $7.4 million, resulting in a gain of $3.0 million. The results of operations of the Fortune office building have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

9.   Investments in Unconsolidated Joint Ventures

Lakes Crossing Shopping Center

In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture will own approximately 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Company accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million anticipated contribution in the three-month period ended June 30, 2005. At the time of the joint venture’s formation, the Company also provided a short-term bridge loan of approximately $9.2 million to the joint venture, which was repaid in November 2004. The Company is not the record-keeper of the joint venture. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. Hence, the operations for the period from March 1, 2005 through June 30, 2005 and October 1, 2004 through June 30, 2005 are included in the accompanying three and nine-month consolidated statements of operations, respectively, and are classified as Equity in Income from Unconsolidated Joint Ventures.

The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of September 30, 2005, $16.6 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Company is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Company together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of September 30, 2005 is not material to the Company’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Skillman Abrams Shopping Center

In April 2005, the Company, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Company has a 25% interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement. The Company accounts for the joint venture under the equity method of accounting and is the record-keeper of the joint venture. Therefore, there is no lag in

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

9.   Investments in Unconsolidated Joint Ventures (Continued)

reporting the operations of the joint venture and the operations for the period from July 1, 2005 through September 30, 2005 and from the acquisition in April 2005 through September 30, 2005 are included in the accompanying three and nine-month consolidated statements of operations, respectively, and are classified as Equity in Income From Unconsolidated Joint Ventures.

10.   Debt

Prior Line of Credit

As of December 31, 2004, the Company was party to a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Bradley OP and Heritage Property Investment Limited Partnership (“Heritage OP”), the Company’s two operating partnerships, were the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries guaranteed this line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. At September 30, 2004, $213.0 million was outstanding on this prior line of credit.

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

The Company’s ability to borrow under the new line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits the Company’s ability to make distributions in excess of 90% of the Company’s annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at September 30, 2005 was 4.4%. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

Heritage loaned all of the proceeds from the new line of credit to Bradley OP, establishing a related party line of credit facility. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of September 30, 2005, $359.0 million was outstanding under the new line of credit facility.

On October 20, 2005, Heritage obtained a waiver (the “Waiver”) under the Credit Agreement. The Waiver waives any potential event of default or event of default under the Credit Agreement that was or

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

10.   Debt (Continued)

could have been caused by the restatement of our historical financial statements, as discussed in Note 2. As a result of the restatement, among other things, Heritage was no longer able to make the representations under the Credit Agreement concerning the conformity with U.S. generally accepted accounting principles of its previously delivered financial statements. Because the restatement has not resulted in Heritage’s having breached any of the financial covenants in the Credit Agreement, the Waiver does not waive or modify any such financial covenants. Under the terms of the Waiver, the Credit Agreement remains in full force and effect. Therefore, Heritage is currently permitted to borrow under its line of credit.

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

In addition, the notes described above have been guaranteed by Bradley OP and Heritage OP. The indentures under which these notes were issued contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by the Company and its subsidiaries. The Company believes it is in compliance with all applicable covenants under these indentures as of September 30, 2005.

In connection with the Company’s acquisition of Bradley OP in September 2000, Heritage assumed unsecured notes payable consisting of $100 million, 7.2% fixed-rate issue maturing on January 15, 2008 and $1.5 million of other debt. These notes are all held directly by Bradley OP. The amount of unsecured Bradley OP notes payable outstanding at September 30, 2005 and December 31, 2004 was $101.5 million.

11.   Related Party Transactions

In connection with the formation of the Company, in July 1999, environmental studies were not completed for all of the properties contributed by the Company’s largest stockholder, Net Realty Holding Trust (“NETT”). NETT has agreed to indemnify the Company for environmental costs of up to $50 million with respect to those contributed properties. The environmental costs include completing

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

11.   Related Party Transactions (Continued)

environmental studies and any required remediation. Since its formation, the Company has been reimbursed by NETT for approximately $2.0 million of environmental costs pursuant to this indemnity. As of September 30, 2005 and December 31, 2004, the Company was due $0.4 million under this indemnity.

In November 1999, the Company entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by the Company. The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company manages the building. The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through September 30, 2005.

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

12.   Minority Interest

Exchangeable Limited Partnership Units

Outstanding exchangeable limited partnership units consist of 673,270 and 522,044 Bradley OP Units (“OP Units”) at September 30, 2005 and December 31, 2004, respectively, not owned by the Company. The holders of these OP Units may present such OP Units to Bradley OP for redemption at any time (subject to certain restrictions with particular holders). Upon presentation of an OP Unit, Bradley OP must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of the OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. During the nine-month period ended September 30, 2005, 25,283 OP units were redeemed for $0.9 million of cash and 176,509 OP units were issued for $6.1 million of cash in connection with an acquisition of properties.

Other Minority Interest

During the three-month period ended September 30, 2005, the Company purchased the 40% minority partnership interest in Williamson Square Shopping Center and therefore had no Other Minority Interest recorded on its September 30, 2005 balance sheet.

Series B and C Preferred Units

On September 7, 2004, the Company redeemed all 1,000,000 outstanding 8.875% Series C Cumulative Redeemable Perpetual Preferred Units of Bradley OP, at a redemption price of $25.00 per unit, plus approximately $0.413 of accrued and unpaid distributions. There were no unamortized issuance costs

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

12.   Minority Interest (Continued)

associated with the Series C Preferred Units, and therefore, the Company did not incur a charge in connection with this redemption.

On February 23, 2004, the Company redeemed all 2,000,000 outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of Bradley OP, at a redemption price of $25.00 per unit, plus approximately $0.3266 of accrued and unpaid distributions. There were no unamortized issuance costs associated with the Series B Preferred Units, and therefore, the Company did not incur a charge in connection with this redemption.

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

As of September 30, 2005, the Company had no outstanding derivatives. During the first and third quarters of 2004, respectively, the Company entered into two sets of forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments related to two separate forecasted long-term debt issuances. During the quarter ended March 31, 2004, the Company terminated the first of the forward-starting swaps at their fair value of $1.2 million upon issuance of the relevant hedged debt. During the quarter ended December 31, 2004, the Company terminated the second set of forward-starting swaps at their fair value of ($1.7) million upon issuance of the relevant hedged debt. These amounts were deferred in Other Comprehensive Income and are being reclassified to Interest Expense as scheduled interest payments are made on the hedged debt. As of September 30, 2005, the Company estimates that $0.2 million will be reclassified from Other Comprehensive Income as an increase in interest expense during the next 12 months.

14.   Segment Reporting

The Company predominantly operates in one industry segment—real estate ownership and management of retail properties. As of September 30, 2005, the Company owned 171 community and neighborhood shopping centers. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

14.   Segment Reporting (Continued)

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

The following represents summarized condensed consolidating financial information as of September 30, 2005 and December 31, 2004 with respect to the financial position of the Company and for the three-and nine-month periods ended September 30, 2005, and 2004, with respect to the results of operations and cash flows of the Company and its subsidiaries. Financial information as of December 31, 2004 and for the three and nine-month periods ended September 30, 2004 has been restated as described in Note 2. The “Parent Company” column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors’ columns are segregated between Bradley OP, which is 98% owned by the Company, and Heritage OP, a wholly-owned subsidiary of the Company. The “Non-Guarantor Subsidiaries” column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

15.   Guarantor of Notes Payable (Continued)

Condensed Consolidating Balance Sheets (in thousands)

		Guarantors
September 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$989,548	$285,507	$1,034,391	$—	$2,309,446
Other assets	748,039	123,022	16,002	96,421	(826,773)	156,711
Investment in subsidiaries	872,810	312,911	326,592	—	(1,512,313)	—
Total assets	$1,620,849	$1,425,481	$628,101	$1,130,812	$(2,339,086)	$2,466,157
Liabilities and Shareholders’ Equity/Partners’ Capital
Liabilities:
Indebtedness	707,424	850,903	211,461	465,890	(792,398)	1,443,280
Other liabilities	34,400	63,252	37,368	25,419	(34,375)	126,064
Total liabilities	741,824	914,155	248,829	491,309	(826,773)	1,569,344
Minority interests	—	23,564	—	—	(5,776)	17,788
Shareholders’ equity / partners’ capital	879,025	487,762	379,272	639,503	(1,506,537)	879,025
Total liabilities and shareholders’ equity/partners’ capital	$1,620,849	$1,425,481	$628,101	$1,130,812	$(2,339,086)	$2,466,157

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

15.    Guarantor of Notes Payable (Continued)

		Guarantors
December 31, 2004			Heritage
(Restated)	Parent	Bradley	Property	Non-Guarantor
	Company	Operating LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,009,467	$289,352	$923,819	$—	$2,222,638
Other assets	391,053	106,532	14,051	72,165	(453,889)	129,912
Investment in subsidiaries	906,927	186,749	324,363	—	(1,418,039)	—
Total assets	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550
Liabilities and Shareholders’ Equity/Partners’ Capital
Liabilities:
Indebtedness	348,273	689,230	219,900	453,421	(416,021)	1,294,803
Other liabilities	32,263	66,098	35,351	29,026	(37,868)	124,870
Total liabilities	380,536	755,328	255,251	482,447	(453,889)	1,419,673
Minority interests	—	16,752	—	2,425	(3,744)	15,433
Shareholders’ equity/partners’ capital	917,444	530,668	372,515	511,112	(1,414,295)	917,444
Total liabilities and shareholders’ equity/partners’ capital	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(Restated)

26

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

15.   Guarantor of Notes Payable (Continued)

Condensed Statements of Operations (in thousands)

		Guarantors
Nine months ended September 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$116,835	$33,330	$109,542	$—	$259,707
Interest, other, and joint venture fee income	18,691	194	244	149	(18,691)	587
Total revenue	18,691	117,029	33,574	109,691	(18,691)	260,294
Expenses:
Property operating expenses	—	16,812	4,413	15,459	—	36,684
Real estate taxes	—	19,420	3,612	14,933	—	37,965
Depreciation and amortization	—	32,877	9,480	31,667	—	74,024
Interest	19,746	29,083	8,631	24,624	(18,691)	63,393
General and administrative	—	15,122	6,134	4,042	—	25,298
Total expenses	19,746	113,314	32,270	90,725	(18,691)	237,364
(Loss) Income before net gains	(1,055)	3,715	1,304	18,966	—	22,930
Gain on sale of marketable securities	—	—	—	8	—	8
(Loss) Income before allocation to minority interests	(1,055)	3,715	1,304	18,974	—	22,938
Equity in income from unconsolidated joint ventures	—	219	—	—	—	219
Income allocated to exchangeable partnership units	(182)	—	—	—	—	(182)
Subsidiary earnings	24,212	8,852	10,122	—	(43,186)	—
Net income	$22,975	$12,786	$11,426	$18,974	$(43,186)	$22,975

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

15.   Guarantor of Notes Payable (Continued)

		Guarantors
Nine months ended			Heritage
September 30, 2004			Property	Non-
(Restated)	Parent	Bradley	Investment	Guarantor
	Company	Operating LP	LP	Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$113,371	$33,911	$94,592	$(100)	$241,774
Interest, other, and joint venture fee income	5,210	189	338	24	(5,210)	551
Total revenue	5,210	113,560	34,249	94,616	(5,310)	242,325
Expenses:
Property operating expenses	—	16,576	4,324	12,897	—	33,797
Real estate taxes	—	20,101	3,529	13,299	—	36,929
Depreciation and amortization	—	30,459	9,521	25,562	—	65,542
Interest	5,347	23,353	10,178	23,487	(5,210)	57,155
General and administrative	100	10,662	4,701	2,859	(100)	18,222
Total expenses	5,447	101,151	32,253	78,104	(5,310)	211,645
(Loss) Income before net gains	(237)	12,409	1,996	16,512	—	30,680
Gain on sale of marketable securities	—	—	245	284	—	529
Gain on sale of real estate investment	—	25	—	—	—	25
(Loss) Income before allocation to minority interests	(237)	12,434	2,241	16,796	—	31,234
Equity in income from unconsolidated joint ventures	—	14	—	—	—	14
Income allocated to exchangeable partnership units	(178)	—	—	—	—	(178)
Income allocated to Series B & C preferred units	—	(2,176)	—	—	—	(2,176)
Subsidiary earnings	32,932	7,646	9,150	—	(49,728)	—
Income before discontinued operations	32,517	17,918	11,391	16,796	(49,728)	28,894
Income from discontinued operations	—	507	3,116	—	—	3,623
Net income	$32,517	$18,425	$14,507	$16,796	$(49,728)	$32,517

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

15.   Guarantor of Notes Payable (Continued)

		Guarantors
Three months ended September 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$38,563	$10,793	$36,949	$—	$86,305
Interest, other, and joint venture fee income	7,779	59	102	69	(7,779)	230
Total revenue	7,779	38,622	10,895	37,018	(7,779)	86,535
Expenses:
Property operating expenses	—	5,084	1,350	4,507	—	10,941
Real estate taxes	—	6,490	1,210	5,386	—	13,086
Depreciation and amortization	—	11,196	3,263	10,866	—	25,325
Interest	8,208	10,446	2,635	8,140	(7,779)	21,650
General and administrative	—	4,196	1,758	1,118	—	7,072
Total expenses	8,208	37,412	10,216	30,017	(7,779)	78,074
(Loss) Income before allocation to minority interests	(429)	1,210	679	7,001	—	8,461
Equity in income from unconsolidated joint ventures	—	60	—	—	—	60
Income allocated to exchangeable partnership units	(73)	—	—	—	—	(73)
Income allocated to Series B & C preferred units	—	—	—	—	—	—
Subsidiary earnings	8,950	3,334	3,667	—	(15,951)	—
Net income	$8,448	$4,604	$4,346	$7,001	$(15,951)	$8,448

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

15.   Guarantor of Notes Payable (Continued)

		Guarantors
Three months ended			Heritage
September 30, 2004			Property	Non-
(Restated)	Parent	Bradley	Investment	Guarantor
	Company	Operating LP	LP	Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$37,949	$11,528	$32,608	$—	$82,085
Interest, other, and joint venture fee income	2,619	180	90	10	(2,619)	280
Total revenue	2,619	38,129	11,618	32,618	(2,619)	82,365
Expenses:
Property operating expenses	—	5,034	1,553	4,199	—	10,786
Real estate taxes	—	6,634	1,264	4,757	—	12,655
Depreciation and amortization	—	10,227	3,086	9,105	—	22,418
Interest	2,688	8,882	3,382	7,792	(2,619)	20,125
General and administrative	—	5,120	2,311	1,394	—	8,825
Total expenses	2,688	35,897	11,596	27,247	(2,619)	74,809
(Loss) Income before net gains	(69)	2,232	22	5,371	—	7,556
Gain on sale of marketable securities	—	—	245	284	—	529
Gain on sale of real estate investment	—	25	—	—	—	25
(Loss) Income before allocation to minority interests	(69)	2,257	267	5,655	—	8,110
Equity in income from unconsolidated joint ventures	—	14	—	—	—	14
Income allocated to exchangeable partnership units	(20)	—	—	—	—	(20)
Income allocated to Series B & C preferred units	—	(413)	—	—	—	(413)
Subsidiary earnings	7,978	2,605	3,050	—	(13,633)	—
Income before discontinued operations	7,889	4,463	3,317	5,655	(13,633)	7,691
Income from discontinued operations	—	211	(13)	—	—	198
Net income	$7,889	$4,674	$3,304	$5,655	$(13,633)	$7,889

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

15.   Guarantor of Notes Payable (Continued)

Condensed Statements of Cash Flows (in thousands)

		Guarantors
Nine months ended September 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$72,446	$25,990	$43,763	$77,200	$(124,922)	$94,477
Cash flows from investing activities	—	(130,294)	(4,513)	(118,846)	109,201	(144,452)
Cash flows from financing activities	(72,446)	101,990	(38,486)	40,632	15,721	47,411
Change in cash and cash equivalents	—	(2,314)	764	(1,014)	—	(2,564)
Beginning of period	—	3,725	959	2,036	—	6,720
End of period	$—	1,411	1,723	1,022	—	4,156

		Guarantors
Nine months ended			Heritage	Non-
September 30, 2004	Parent	Bradley	Property	Guarantor
(Restated)	Company	Operating LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$69,991	$42,279	$20,562	$55,599	$(106,693)	$81,738
Cash flows from investing activities	—	(26,063)	1,856	(63,259)	—	(87,466)
Cash flows from financing activities	(69,991)	(16,003)	(23,433)	8,851	106,693	6,117
Change in cash and cash equivalents	—	213	(1,015)	1,191	—	389
Beginning of period	—	1,292	1,139	3,033	—	5,464
End of period	$—	$1,505	$124	$4,224	$—	$5,853

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

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

16.   Newly Issued Accounting Standards (Continued)

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

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect the Company’s current views about future events. The forward-looking statements made herein are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company’s actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect actual results. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements made herein include: financial performance and operations of the Company’s shopping centers, including the Company’s tenants, real estate conditions, current and future bankruptcies of the Company’s tenants; execution of shopping center redevelopment programs; the Company’s ability to finance the Company’s operations, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in our credit rating; completion of pending acquisitions; risks of development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected; the availability of additional acquisitions; execution of joint venture opportunities; difficulties assimilating acquisitions made through future joint ventures; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; the level and volatility of interest rates and changes in the capitalization rates with respect to the acquisition and disposition of properties; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the ability to maintain our status as a REIT for federal income tax purpose; governmental approvals, actions and initiatives;  environmental/safety requirements and costs; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; changes in economic, business, competitive market and regulatory conditions;  acts of terrorism or war; the effects of hurricanes and other natural disasters; and other risks detailed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004  and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

Restatement Summary

For the reasons set forth in greater detail in our Annual Report on Form 10-K/A for the year ended December 31, 2004, and our Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2005 and June 30, 2005, we have amended and restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. Those amendments were made to correct an error pertaining to the unrecorded effects of certain stock options previously granted to Thomas C. Prendergast, our Chairman, President and Chief Executive Officer. Those stock options are subject to a tax-offset provision included in Mr. Prendergast’s employment agreement. In the restatement of the periods mentioned, we recorded a liability and recognized additional compensation expense to reflect the effect of the tax-offset feature, and accounted for the stock options subject to the tax-offset feature on a variable basis.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, commonly known as a “REIT.”  We are one of the nation’s largest owners of neighborhood and community shopping centers. As of September 30, 2005, we had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 34.9 million square feet of gross leaseable area, commonly referred to as “GLA.” Approximately 28.7 million square feet of this GLA was owned by the Company. Our shopping center portfolio was approximately 92.5% leased as of September 30, 2005.

Our operating strategy is to own (directly or through joint ventures) and to manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns. Our focus is to own primarily grocer- and multi-anchored centers with a diverse tenant base in attractive geographic locations with strong demographics. We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on our properties. Our operating results therefore depend primarily on our tenants’ ability to pay rent.

Generally, we do not expect our net operating income to deviate significantly in the short-term. This is because our leases with our tenants provide us a stable cash flow over the long-term. In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses or real estate taxes, our operating expenses generally remain predictable.

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets where our centers are located. The retail sector continues to change as a result of industry consolidation caused by the continued strength of Wal-Mart and retail bankruptcies. This consolidation in turn has created an excess of available retail space and increased competition for that space. We believe that the nature of the properties that we own and invest in, primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics, provides a relatively stable revenue flow in uncertain economic times, as these properties are more resistant to economic down cycles. This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy. First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. During 2004 and the first nine months of 2005, in order to re-let vacant space within our portfolio, we incurred higher revenue enhancing capital expenditures, such as tenant improvements and leasing commissions, than in prior periods, as we re-positioned several of our centers for future growth. We anticipate incurring additional revenue enhancing capital expenditures during the remainder of 2005 consistent with our prior practice before 2004.

Secondly, we focus on achieving external growth through the expansion of our portfolio and will continue to pursue targeted acquisitions of primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth. In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties. The low cap rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties. As a result, our effort to expand our portfolio through acquisition has been adversely affected. We expect these conditions to persist for the foreseeable future.

To increase access to potential acquisitions and alternative sources of capital to fund future acquisitions, we have been pursuing, and will continue to pursue, joint venture arrangements with third party developers and institutional investors. To date, we have completed one joint venture arrangement with a third party developer. We have entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process. However, with respect to joint venture arrangements with third party developers, because of the time anticipated for development, we generally do not expect to recognize the full economic benefit of such arrangements for 2-3 years.

In April 2005, we completed our first joint venture arrangement with an institutional investor. During the past six months, we have also sought to expand our capital raising joint venture arrangements. We anticipate that a significant amount of our acquisition activity during the foreseeable future will be through such joint venture arrangements.

In the near future, we intend to dispose of properties that no longer strategically fit within our overall portfolio or to take advantage of favorable market conditions. In addition, as noted above, we will continue to explore capital raising joint venture opportunities involving contributions of certain of our existing assets, in return for cash and a membership or partnership interest in the joint venture. These joint ventures will enable us to increase our sources of capital and our ability to pursue high quality acquisitions. This contribution of shopping center properties will represent a disposition of property, which may lead to short-term decreases in our net operating income. However, we intend to offset any such decreases by re-investing the cash proceeds received in connection with such contributions. We may use these cash proceeds to grow our existing portfolio either by direct acquisition or through future joint ventures. We may also use those proceeds to improve the quality of our balance sheet, such as by reducing our outstanding indebtedness.

During the past few years, as reflected below, our general and administrative expenses have been higher than anticipated as a result of increased staffing, various business initiatives aimed at future growth, the increased costs associated with being a public company, and unanticipated severance costs. In particular, we have incurred higher costs associated with our review of our internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act.

As described above under “Restatement Summary”, we have also incurred additional unanticipated compensation expense to reflect the effect of the tax-offset provision contained in the employment agreement of Thomas C. Prendergast, our Chairman, President and Chief Executive Officer, relating to certain stock options granted to Mr. Prendergast. Because this provision requires that we account for the stock options subject to the tax-offset provision and the tax-offset provision itself on a variable basis, if our stock price increases in the future, we will incur additional compensation expense to reflect the increased value of the stock options and higher tax reimbursement obligation. We anticipate that Mr. Prendergast’s employment agreement will be amended to eliminate this tax-offset provision relating to these stock options prior to December 31, 2005. However, we cannot assure you that this amendment will be completed prior to December 31, 2005 nor are we able to predict the precise terms of such an amendment at this time. In addition, we have incurred significant costs associated with the restatement of our historical financial statements relating to the tax-offset provision, including unanticipated professional fees (primarily, legal and accounting) and Board costs. As a result of the foregoing, we expect our general and administrative costs for the three and twelve months ended December 31, 2005 to be significantly higher than previously anticipated.

We currently expect to incur additional debt in connection with future acquisitions. As of September 30, 2005, we had $1.4 billion of indebtedness, of which approximately $808.9 million was unsecured indebtedness. Although we expect to assume additional secured debt in connection with acquisitions, particularly acquisitions made in joint ventures, we intend to finance our operations and growth in the future primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings.

Critical Accounting Policies

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. As a result, these estimates are subject to a degree of uncertainty.

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

Investments in Unconsolidated Joint Ventures

Upon entering into a joint venture agreement, the Company assesses whether or not the joint venture is considered a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company has no interests in variable interest entities as of September 30, 2005. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”) and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

As of September 30, 2005, the Company accounts for its two unconsolidated joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities.

In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint venture relating solely to the extent of the outside partner’s interest.

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreement with respect to our floating rate debt as of September 30, 2005 or 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

As discussed in the beginning of this section under the heading, “Restatement Summary,” we have restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as the quarterly periods ended March 31, 2005 and June 30, 2005. The table below reflects the impact of that restatement of those historical financial statements.

The following discussion is based on our consolidated financial statements for the three and nine-month periods ended September 30, 2005 and September 30, 2004 (as restated).

The tables below for the three- and nine-month periods ended September 30, 2005 and 2004 (as restated) show changes in revenue and expenses resulting from net operating income for properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes in revenue and expenses attributable to all of our properties, which we refer to as our “Total Portfolio.” Amounts classified as discontinued operations in the accompanying consolidated financial statements related to properties that were sold prior to September 30, 2005 are excluded from the Same Property Portfolio and Total Portfolio information. In 2004, we completed the partial disposition of a property. Amounts related to the portion of this property disposed, consisting of $0.2 million and $0.6 million of rental revenue for the three-month and nine-month periods ended September 30, 2004 (as restated), are included in the Total Portfolio as the sale of the portion of the property was not considered to be a discontinued operation, but those operations are excluded from the Same Property Portfolio.

Comparison of the nine-month period ended September 30, 2005 to the nine-month period ended September 30, 2004 (as restated).

The table below shows selected operating information for our Total Portfolio and the 163 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through September 30, 2005, which constitute the Same Property Portfolio for the nine-month periods ended September 30, 2005 and 2004 (as restated and in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004 (Restated)	Increase/ (Decrease)	% Change
Revenue:
Rentals	$182,105	$179,937	$2,168	1.2%	$193,341	$182,224	$11,117	6.1%
Percentage rent	2,869	3,236	(367)	(11.3)%	2,868	3,391	(523)	(15.4)%
Recoveries	58,105	54,734	3,371	6.2%	60,850	55,065	5,785	10.5%
Other property	2,638	1,095	1,543	140.9%	2,648	1,094	1,554	142.0%
Total revenue	245,717	239,002	6,715	2.8%	259,707	241,774	17,933	7.4%
Expenses:
Property operating expenses	34,818	33,552	1,266	3.8%	36,684	33,797	2,887	8.5%
Real estate taxes	35,924	36,695	(771)	(2.1)%	37,965	36,929	1,036	2.8%
Net operating income (*)	$174,975	$168,755	$6,220	3.7%	185,058	171,048	14,010	8.2%
Add:
Interest, other, and joint venture fee income					587	551	36	6.5%
Gain on sale of marketable securities					8	529	(521)	(98.5)%
Gain on sale of real estate investment					—	25	(25)	(100.0)%
Equity in income from unconsolidated joint ventures					219	14	205	1,464.3%
Income from discontinued operations					—	3,623	(3,623)	(100.0)%
Deduct:
Depreciation and amortization					74,024	65,542	8,482	12.9%
Interest					63,393	57,155	6,238	10.9%
General and administrative					25,298	18,222	7,076	38.8%
Income allocated to exchangeable limited partnerships units					182	178	4	2.2%
Income allocated to Series B & C Preferred Units					—	2,176	(2,176)	(100.0)%
Net income attributable to common shareholders					$22,975	$32,517	$(9,542)	(29.3)%

*                    For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see pages 56-58.

The following discussion of our results of operations for the nine-month periods ended September 30, 2005 and 2004 (as restated) relates to the Total Portfolio.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily as a result of:

•       an increase of approximately $9.3 million due to eleven properties acquired after January 1, 2004, partially offset by a $0.4 million decrease related to a 2004 partial disposition; and

•       on a Same Property Portfolio basis, an increase of $2.2 million, primarily as a result of an increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates.

The increase in rental revenue was partially offset on a Same Property Portfolio basis by an increase in the provision for doubtful accounts of $0.6 million due to increased reserves associated with higher outstanding accounts receivable balances and a decrease in termination fee income of $0.3 million.

Percentage Rent.   Percentage rent decreased primarily as a result of:

•       $0.2 million related to a partial disposition; and

•       on a Same Property Portfolio basis, $0.2 million due to lower sales volume and higher sales breakpoints for leases with significant percentage rent provisions and $0.1 million due to renewed leases that no longer have percentage rent clauses.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $2.4 million due to eleven properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $3.4 million, or 6.2%, primarily due to an increase in property operating recovery income of $3.1 million and real estate tax recovery income of $0.5 million partially offset by an increase in the provision for doubtful accounts of $0.2 million. Property operating recovery income increased as a result of a $1.3 million increase in property operating expenses and an increase in recovery rates due to higher occupancy.

Other Property Income.   Other property income increased primarily as a result of an additional $1.0 million of tax incentive financing income at one of our shopping centers, an additional $0.3 million received in settlement of prior bankruptcies in excess of amounts previously written off, and an additional $0.2 million related to the release of an accrual established for environmental remediation at a property which is no longer considered necessary.

Expenses

Property Operating Expenses.   Property operating expenses increased due to the following:

•       an increase of $1.6 million due to eleven properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $1.3 million, or 3.8%, primarily due to $0.9 million increased snow removal costs, and $0.1 million increased utility costs, partially offset by $0.3 million decrease in insurance costs.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $1.8 million due to eleven properties acquired after January 1, 2004, partially offset by

•       a $0.8 million decrease in real estate taxes on a Same Property Portfolio basis primarily related to a decrease of $0.7 million related to the re-assessment of properties primarily located in Indiana in 2004 for calendar years 2002 through 2004, as well as $0.2 million of capitalized real estate taxes against certain re-development and tenant improvement projects, partially offset by an increase of $0.3 million current period real estate taxes in 2005 due to anticipated increases in assessments.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income increased primarily due to increased fees from the Company’s unconsolidated joint ventures.

Gain on Sale of Marketable Securities.   Gain on sale of marketable securities decreased due to the Company having sold fewer marketable securities in the nine-month period ended September 30, 2005.

Gain on Sale of Real Estate Investment.   Gain on sale of real estate investment decreased as the result of the Company not having sold any real estate investments during the nine-month period ended September 30, 2005.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to the increased occupancy of a shopping center owned by a joint venture that is in the development phase and an interest acquired in a joint venture in April 2005.

Income from Discontinued Operations.   Income from discontinued operations decreased as a result of the Company not having disposed of any properties during the nine-month period ended September 30, 2005, as compared to three properties disposed of during fiscal year 2004.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization increased due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $6.2 million primarily as a result of an increase in overall indebtedness of $204.5 million from September 30, 2004 to September 30, 2005. This increase was primarily due to indebtedness incurred in connection with the acquisition of properties. This increase was partially offset by lower interest rates. The weighted average interest rate at September 30, 2005 was 6.05% as compared with a weighted average interest rate at September 30, 2004 of 6.26%

General and Administrative Expenses.   As discussed above under the heading, “Restatement Summary,” we restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. This restatement adjusted our compensation expense, a component of our general and administrative expense. The following comparisons reflect this adjustment of our general and administrative expense in those prior periods.

Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $7.1 million. This increase was primarily due to:

•       an increase of $5.2 million in stock compensation costs. The increase in stock compensation expense is primarily due to a $3.5 million increase in the intrinsic value of certain vested stock options subject to a tax-offset provision in an employment agreement. The intrinsic value increased due to a greater increase in our stock price during the nine-month period ended September 30, 2005 as compared with nine-month period ended September 30. 2004. Other stock compensation expense increased $1.6 million as a result of the amortization of four annual grants of performance based restricted shares in the nine-month period ended September 30, 2005 as compared with the amortization of three annual grants of performance based restricted shares in the nine-month period ended September 30, 2004.

•       an increase of  $0.7 million in payroll costs due to an increase in the Company’s staffing levels associated with new business initiatives aimed at future growth and additional employees hired to ensure compliance with the Sarbanes-Oxley Act;

•       an increase of $0.5 million in office related costs primarily due to increased recruiting costs and higher office expenses due to a larger workforce;

•       an increase of $0.3 million in advertising expenses due to increased promotional efforts at both the corporate and property level; and

•       an increase of $0.3 million in board of director and other governance costs due to higher board member compensation and a greater number of Board and Board Committee meetings.

Income allocated to exchangeable limited partnerships units.   Income allocated to exchangeable limited partnership units increased primarily as a result of income from additional properties acquired by Bradley OP partially offset by a higher allocation due to the redemption of exchangeable limited partnership units in 2004.

Income allocated to Series B and C Preferred Units.   Income allocated to Series B and C Preferred Units decreased as a result of the Company redeeming all Series B and C Preferred Units of Bradley OP in the first and third quarters of 2004, respectively.

Comparison of the three-month period ended September 30, 2005 to the three-month period ended September 30, 2004 (as restated).

The table below shows selected operating information for our Total Portfolio and the 165 properties acquired prior to July 1, 2004 that remained in the Total Portfolio through September 30, 2005, which constitute the Same Property Portfolio for the three-month periods ended September 30, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004 (Restated)	Increase/ (Decrease)	% Change
Revenue:
Rentals	$62,563	$61,975	$588	0.9%	$65,292	$62,095	$3,197	5.1%
Percentage rent	541	712	(171)	(24.0)%	541	762	(221)	(29.0)%
Recoveries	19,221	18,890	331	1.8%	20,038	18,893	1,145	6.1%
Other property	432	335	97	29.0%	434	335	99	29.6%
Total revenue	82,757	81,912	845	1.0%	86,305	82,085	4,220	5.1%
Expenses:
Property operating expenses	10,687	10,786	(99)	(0.9)%	10,941	10,786	155	1.4%
Real estate taxes	12,350	12,655	(305)	(2.4)%	13,086	12,655	431	3.4%
Net operating income (*)	$59,720	$58,471	$1,249	2.1%	62,278	58,644	3,634	6.2%
Add:
Interest, other, and joint venture fee income					230	280	(50)	(17.9)%
Gain on sale of marketable securities					—	529	(529)	(100.0)%
Gain on sale of real estate investment					—	25	(25)	(100.0)%
Equity in income from unconsolidated joint ventures					60	14	46	328.6%
Income from discontinued operations					—	198	(198)	(100.0)%
Deduct:
Depreciation and amortization					25,325	22,418	2,907	13.0%
Interest					21,650	20,125	1,525	7.6%
General and administrative					7,072	8,825	(1,753)	(19.9)%
Income allocated to exchangeable limited partnership units					73	20	53	265.0%
Income allocated to Series C Preferred Units					—	413	(413)	(100.0)%
Net income attributable to common shareholders					$8,448	7,889	$559	7.1%

*                    For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see pages 56-58.

The following discussion of our results of operations for the three-month periods ended September 30, 2005 and 2004 relate to the Total Portfolio.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily as a result of:

•       an increase of approximately $2.7 million due to nine properties acquired after July 1, 2004, partially offset by a $0.1 million decrease related to a 2004 partial disposition; and

•       on a Same Property Portfolio basis, rental revenue increased by $0.6 million, or 0.9%, primarily as a result of a $0.9 million increase in minimum rent due to new leasing activity and rollovers at higher rental rates that commenced in 2004 and the nine-month period ended September 30, 2005.

The increase in rental revenue was partially offset on a Same Property Portfolio basis by an increase in the provision for doubtful accounts of $0.3 million due to increased reserves associated with higher outstanding accounts receivable balances.

Percentage Rent.   Percentage rent decreased $0.2 million primarily due to the following:

•       $0.1 million due to lower sales volume and higher sales breakpoints for leases with significant percentage rent provisions.

•       $0.1 million due to renewed leases that no longer have percentage rent clauses.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $0.8 million due to nine properties acquired after July 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $0.3 million, or 1.8%, primarily as a result of an increase in property operating recovery income of $0.3 million as well as an increase in real estate tax recovery income of $0.1 million, partially offset by an increase in the provision for doubtful accounts of $0.1 million due to increased reserves associated with higher outstanding receivable balances. Property operating and tax recovery income increased as a result of an increase in recovery rates due to higher occupancy.

Other Property Income.   Other property income increased $0.1 million related to the release of an accrual established for environmental remediation at a property which is no longer considered necessary.

Expenses

Property Operating Expenses.   Property operating expenses increased $0.2 million due to the following:

•       an increase of $0.3 million due to nine properties acquired after July 1, 2004; and

•       on a Same Property Portfolio basis, a decrease of $0.1 million primarily due to a decrease of $0.4 million in repairs and maintenance, partially offset by an increase of $0.1 million of ground rent expense and an increase of $0.1 million of utilities costs.

Real Estate Taxes.   Real estate taxes increased $0.4 million due to the following:

•       an increase of $0.7 million related to nine properties acquired after July 1, 2004, partially offset by

•       a $0.3 million decrease in real estate taxes on a Same Property Portfolio basis primarily related to a decrease of $0.2 million related to the re-assessment of properties primarily located in Indiana in 2004 for calendar years 2002 through 2004, as well as $0.1 million of capitalized real estate taxes against certain re-development and tenant improvement projects.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income decreased due to decreased fees from the Company’s unconsolidated joint ventures.

Gain on Sale of Marketable Securities.   Gain on sale of marketable securities decreased due to the Company having sold fewer marketable securities in the three-month period ended September 30, 2005.

Gain on Sale of Real Estate Investment.   Gain on sale of real estate investment decreased as the result of the Company not having sold any real estate investments during the three-month period ended September 30, 2005.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to the increased occupancy of a shopping center owned by a joint venture that is in the development phase and an interest acquired in a joint venture in April 2005.

Income from Discontinued Operations.   Income from discontinued operations decreased as a result of the Company not having disposed of any properties during the three-month period ended September 30, 2005, as compared to three properties disposed of during fiscal year 2004.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $1.5 million primarily as a result of an increase in overall indebtedness of $204.5 million from September 30, 2004 to September 30, 2005. This increase was primarily due to indebtedness incurred in connection with the acquisition of properties. This increase was partially offset by lower interest rates. The weighted average interest rate at September 30, 2005 was 6.05% as compared with a weighted average interest rate at September 30, 2004 of 6.26%

General and Administrative Expenses.   As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading, “Restatement Summary,” we restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. This restatement adjusted our compensation expense, a component of our general and administrative expense. The following comparisons reflect this adjustment of our general and administrative expense in those prior periods.

Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $1.8 million. This decrease was primarily due to:

•       a decrease of $2.3 million related to stock compensation costs. The decrease in stock compensation expense is primarily due to a $2.6 million decrease in the intrinsic value of certain vested stock options subject to a tax-offset provision in an employment agreement. The intrinsic value decreased due to a greater decrease in the Company’s stock price during the three-month period ended September 30, 2005 as compared with the three-month period ended September 30, 2004. This decrease was partially offset by an increase in other stock compensation expense of $0.3 million associated with the amortization of four annual grants of performance based restricted shares in the three-month period ended September 30, 2005 as compared with the amortization of three annual grants of performance based restricted shares in the three-month period ended September 30, 2004.

•       a decrease of $0.1 million related to a decrease in professional fees

This decrease was partially offset by an increase in payroll costs of $0.5 million due to an increase in the Company’s staffing levels associated with new business initiatives aimed at future growth and additional employees hired to ensure compliance with the Sarbanes-Oxley Act, and an increase in office expenses of $0.2 million due to higher office costs associated with a larger workforce.

Income allocated to exchangeable limited partnerships units.   Income allocated to exchangeable limited partnership units increased primarily as a result of a higher allocation due to the redemption of exchangeable limited partnership units partially offset by an increase in income from additional properties acquired by Bradley OP.

Income allocated to Series C Preferred Units.   Income allocated to Series C Preferred Units decreased as a result of the Company redeeming all Series C Preferred Units of Bradley OP in the third quarter of 2004.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

At September 30, 2005, we had $4.2 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

At September 30, 2005, we had an aggregate of $1.4 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.05% with an average maturity of 4.5 years. As of September 30, 2005, our market capitalization was $3.1 billion, resulting in a debt-to-total market capitalization ratio of approximately 46.2%.

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

We incur maintenance capital expenditures at our properties, including parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $7.1 million, or $0.25 per square foot, for the nine-month period ended September 30, 2005.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit. In addition, we believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $94.5 million for the nine-months ended September 30, 2005 from $81.7 million for the nine-months ended September 30, 2004. The increase in cash flows from operations is primarily attributable to changes in operating assets and liabilities. As of September 30, 2005 we had an outstanding balance on our $400 million line of credit of $359.0 million, leaving us with $41 million of additional borrowing capacity under the line of credit. At our request, subject to the agent’s consent, our line of credit may be increased to $500 million.

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

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of September 30, 2005. Therefore, at this time, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit or unsecured public notes.

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

Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.0 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

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

Contractual Obligations and Contingent Liabilities

The following table summarizes our repayment obligations under our indebtedness outstanding as of September 30, 2005 (in thousands):

Property	2005(1)	2006	2007	2008	2009	Thereafter	Total
Mortgage loans payable:
Meridian Village Plaza (2)	$76	4,841	—	—	—	—	$4,917
Spring Mall	31	8,021	—	—	—	—	8,052
Southport Centre	41	171	9,593	—	—	—	9,805
Long Meadow Commons(2) (3)	81	344	8,717	—	—	—	9,142
Innes Street Market	90	380	12,098	—	—	—	12,568
Southgate Shopping Center	28	119	2,166	—	—	—	2,313
Hale Road & Northern Hills	—	—	14,600	—	—	—	14,600
Salem Consumer Square	117	506	561	8,749	—	—	9,933
St. Francis Plaza	49	207	225	243	—	—	724
Burlington Square(2)	48	209	227	224	12,743	—	13,451
Crossroads III & Slater Street(2)	42	185	201	214	13,295	—	13,937
Buckingham Place(2)	15	69	74	79	5,054	—	5,291
County Line Plaza(2)	54	222	240	256	16,002	—	16,774
Trinity Commons(2)	44	185	200	214	13,776	—	14,419
8 shopping centers, cross collaterialized	438	1,843	1,993	2,154	72,132	—	78,560
Montgomery Commons(2)	19	86	94	100	102	7,334	7,735
Warminster Towne Center(2)	64	283	307	329	362	18,294	19,639
Clocktower Place(2)	32	132	144	154	171	11,838	12,471
545 Boylston Street and William J. McCarthy Building	170	711	772	838	910	30,896	34,297
29 shopping centers, cross collateralized	661	2,728	2,955	3,147	3,461	220,654	233,606
The Market of Wolf Creek III(2)	25	98	106	113	125	8,177	8,644
Spradlin Farm(2)	49	203	219	232	253	16,187	17,143
The Market of Wolf Creek I(2)	37	163	176	188	206	9,327	10,097
Berkshire Crossing	155	645	676	708	744	11,216	14,144
Grand Traverse Crossing	93	394	424	457	492	11,151	13,011
Salmon Run Plaza(2)	83	349	381	417	456	2,736	4,422
Elk Park Center	76	321	346	374	403	6,503	8,023
Grand Traverse Crossing—Wal-Mart	43	179	193	208	225	4,190	5,038
The Market of Wolf Creek II(2)	25	103	111	120	129	1,428	1,916
Montgomery Towne Center	98	393	307	335	364	5,262	6,759
Bedford Grove—Wal-Mart	39	164	178	191	207	3,175	3,954
Berkshire Crossing—Home Depot/Wal-Mart	62	258	278	300	324	5,218	6,440
Total mortgage loans payable	$2,885	24,512	58,562	20,344	141,936	373,586	$621,825
Unsecured notes payable(4)	—	1,490	—	100,000	150,000	200,000	451,490
Line of credit facility	—	—	—	359,000	—	—	359,000
Total indebtedness	$2,885	26,002	58,562	479,344	291,936	573,586	$1,432,315

(1)          Represents the period from October 1, 2005 through December 31, 2005

(2)          The aggregate repayment amount for mortgage loans payable of $621,825 does not reflect the unamortized mortgage loan premiums totaling $12,541 related to the assumption of sixteen mortgage loans with above-market contractual interest rates.

(3)          Property is encumbered by two mortgage loans maturing in July 2007.

(4)          The aggregate repayment amount of $451,490 does not reflect the unamortized original discounts of $1,576 related to the April and October 2004 bond issuances.

As of September 30, 2005, the indebtedness described in the table above requires principal amortization and payments of $2.9 million for the remainder of 2005. We currently expect to refinance these and other future balloon payments through borrowings under our line of credit. We may also refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of September 30, 2005, in addition to the repayment obligations under the indebtedness described above, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005(1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$7,722	1,267	—	—	—	—	$8,989
Ground leases and subleases	664	1,355	1,445	1,453	1,447	41,367	47,731
Office leases	571	1,170	1,173	1,176	1,284	6,230	11,604
Total	$8,957	3,792	2,618	2,629	2,731	47,597	$68,324

(1)          Represents the period from October 1, 2005 through December 31, 2005

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

The repayment obligations reflected in the above table do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above table. These obligations related to the retirement benefit plan are more fully described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

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

However, in a few cases, we have made commitments to provide funds to our existing joint ventures (discussed below) under certain circumstances. The commitments associated with these joint ventures are not reflected as liabilities on our consolidated financial statements. These existing joint ventures are not variable interest entities nor do we have control of these partnerships and, therefore, we account for them using the equity method of accounting.

In May 2004, the Company entered into a joint venture agreement with a third party for the development and construction of Lakes Crossing Shopping Center in Muskegon, Michigan. As of September 30, 2005, the Company does not consolidate the operations of the Lakes Crossing joint venture in its financial statements. Under the terms of the Lakes Crossing joint venture, we have a 50% interest in the venture and we have agreed to contribute any capital that might be required by the joint venture. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in the spring of 2006, the Company may be required to purchase the third party’s joint venture interest. The purchase price for this interest would be at the agreed-upon fair market value.

We have also fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of September 30, 2005, $16.6 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of September 30, 2005 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, we formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, we have a 25% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a mortgage loan outstanding of approximately $15.3 million as of September 30, 2005. We have agreed to indemnify the mortgage lender for bad acts and environmental liabilities with respect to the Skillman Abrams loan.  As of September 30, 2005, the book value of our investment in the joint venture was approximately $1.1 million.

We have entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process. In some cases, we have paid deposits in connection with our joint venture entering into purchase and sale agreements with respect to such sites. These deposits are either fully or partially refundable by the seller or by our joint venture partner.

Line of Credit

On March 29, 2005, we refinanced our prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this new line of credit may be increased to $500 million. Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at September 30, 2005 was 4.4%. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries have guaranteed this line of credit. This new line of credit will be used principally to fund growth opportunities and for working capital purposes. As of September 30, 2005, $35.0 million was outstanding under this new line of credit.

As discussed in Note 10 to the condensed consolidated financial statements of this report, on October 20, 2005, we obtained from the financial institutions party to the line of credit a waiver of any default or potential default as a result of the restatement of our historical financial statements. As a result, we believe that we are in compliance with all of the financial covenants under this new line of credit as of the date of this report. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some of our business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth. Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the line of credit.

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

We believe we are in compliance with all applicable covenants under these indentures as of September 30, 2005.

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

Notes due 2006.   In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the “2006 Notes”). The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of September 30, 2005.

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

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of September 30, 2005.

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

The table set forth below reconciles our Funds from Operations to our net income. As described in Note 2 to the financial statements contained in this report, we restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. This restatement adjusted our net income. The following table reflects the impact of that restatement on those historical financial statements (in thousands).

	Nine months ended September 30,
	2005	2004 (Restated)
Net income	$22,975	$32,517
Add (deduct):
Depreciation and amortization (real-estate related):
Continuing operating	73,505	64,911
Discontinued Operations	—	277
Pro rata share of unconsolidated joint venture	140	2
Gains on sales of real estate investments	—	(3,013)
Funds from Operations	$96,620	$94,694

	Three months ended September 30,
	2005	2004 (Restated)
Net income	$8,448	$7,889
Add (deduct):
Depreciation and amortization (real-estate related):
Continuing operating	25,159	22,241
Discontinued Operations	—	64
Pro rata share of unconsolidated joint venture	77	2
Gains on sales of real estate investments	—	(25)
Funds from Operations	$33,684	$30,171

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors. Until September 2005, Mr. Cammarata was non-executive Chairman of the Board of TJX Companies, Inc., our largest tenant. In September 2005, Mr. Cammarata became President and Chief Executive Officer of TJX, positions he previously held. In October 2005, TJX appointed a new President, with Mr. Cammarata continuing to serve as Chief Executive Officer. Annualized base rent from the TJX Companies represents approximately 5.6% of our total annualized base rent for all leases in which tenants were in occupancy at September 30, 2005. TJX pays us rent in accordance with 52 leases at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of our board of directors. Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop. Mr. Vaughn is also a member of the Board of Trustees of our largest stockholder, NETT. Annualized base rent from Ahold USA and its subsidiary companies represents approximately 0.6% of our total annualized base rent for all leases in which tenants were in occupancy at September 30, 2005. Ahold USA and its subsidiary companies pay us rent in accordance with 3 leases at our properties.

131 Dartmouth Street Joint Venture and Lease

In November 1999, we entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by us. We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building. We have no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through September 30, 2005.

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

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 61, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

Inflation

Inflation has had a minimal impact on the operating performance of our properties. However, many of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. These escalation clauses often are at fixed rent increases or indexed escalations (based on the consumer price index or other measures). Many of our leases are also for terms of less than ten years, which permits us to seek to increase rents to market rates upon renewal. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. We believe this reduces our exposure to increases in costs and operating expenses resulting from inflation.

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

The following sets forth a reconciliation of NOI to net income available to common shareholders. As described in Note 2 to the financial statements contained in this report, we restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. This restatement adjusted our net income. The following table reflects the impact of that restatement on those historical financial statements (in thousands):

	Nine months ended September 30,
	2005	2004 (Restated)
Net operating income	$185,058	$171,048
Add:
Interest, other, and joint venture fee income	587	551
Income from discontinued operations	—	3,623
Gain on sale of marketable securities	8	529
Gain on sale of real estate investment	—	25
Equity in income from unconsolidated joint ventures	219	14
Deduct:
Depreciation and amortization	74,024	65,542
Interest	63,393	57,155
General and administrative	25,298	18,222
Income allocated to exchangeable limited partnership units	182	178
Income allocated to Series B & C Preferred Units	—	2,176
Net income (loss) attributable to common shareholders	$22,975	$32,517

	Three months ended September 30,
	2005	2004 (Restated)
Net operating income	$62,278	$58,644
Add:
Interest, other, and joint venture fee income	230	280
Income from discontinued operations	—	198
Gain on sale of marketable securities	—	529
Gain on sale of real estate investment	—	25
Equity in income from unconsolidated joint ventures	60	14
Deduct:
Depreciation and amortization	25,325	22,418
Interest	21,650	20,125
General and administrative	7,072	8,825
Income allocated to exchangeable limited partnership units	73	20
Income allocated to Series B & C Preferred Units	—	413
Net income (loss) attributable to common shareholders	$8,448	$7,889

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

The following table presents our contractual fixed rate debt obligations as of September 30, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2005(1)	2006	2007	2008	2009	2010+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$2,730	$23,867	$57,886	$19,636	$141,192	$362,370	$607,681	7.30%
Variable rate	155	645	676	708	744	11,216	14,144	5.69%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	359,000	—	—	359,000	4.40%
Total	$2,885	$26,002	$58,562	$479,344	$291,936	$573,586	$1,432,315	6.05%

(1)          Represents the period from October 1, 2005 through December 31, 2005.

(2)          The aggregate repayment amount of $1,432,315 does not reflect the unamortized mortgage loan premiums totaling $12,541 related to the assumption of sixteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,576 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at September 30, 2005 increase by 10%, or 45 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $1.7 million annually.

We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2005. We have, in the past, used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium-and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2005 in relation to total assets and our total market capitalization.

ITEM 4.                Controls and Procedures Evaluation of Disclosure Controls and Procedures

(a) Restatement

On October 17, 2005, we determined that our previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, and our unaudited quarterly financial statements for the periods ended March 31, 2005 and June 30, 2005, needed to be restated to correct an error discovered by our management. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, our Chairman, President and Chief Executive Officer. As a result of the error, we have restated our historical financial statements to record a liability and to recognize compensation expense related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision. See Note 2 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a summary of the effects of the restatement on our previously issued consolidated financial statements.

(b) Evaluation of Disclosure Controls and Procedures

Previously, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, March 31, 2005 and June 30, 2005. Based on that evaluation, our management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules.

In connection with the restatement described above, under the direction of our Chief Executive Officer and Chief Financial Officer, our management reevaluated our disclosure controls and procedures as of December 31, 2004, March 31, 2005 and June 30, 2005, and evaluated our controls and procedures as of September 30, 2005, using the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission on Internal Control—Integrated Framework. During the course of those evaluations, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 due to a material weakness in internal control over financial reporting.  This material weakness related to our internal controls over financial reporting with respect to accounting for significant compensation arrangements.

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

Other than the remedial actions describe above, there was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)   Reports on Form 10-K

On August 3, 2005, the Company furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of the Company’s Press Release, dated August 3 , 2005, as well as supplemental operating and financial data regarding the Company for the second quarter of 2005.

On September 13, 2005, the Company filed a Current Report on Form 8-K under Item 1.01 in connection with amendments to severance agreements with several members of senior management.

On October 20, 2005, the Company filed a Current Report on Form 8-K under Items 1.01, 2.02 and 4.02 in connection with (a) its restatement of previously issued financial statements for the annual and quarterly periods specified therein, (b) the waiver that it obtained under its line of credit in connection with such restatement, and (c) the press release announcing this restatement and this waiver.

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