Form 10-K
period 2005-12-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2006-03-15
CIK 1158265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Registrant’s telephone number, including area code: (617) 247-2200

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.001 per share New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $939.7 million.

As of March 10, 2006, the number of shares outstanding of the registrant’s common stock was 47,796,980.

Documents Incorporated by Reference

Portions of the proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III: Items 10, 11, 12, 13 and 14 of this report.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”), contains certain “forward-looking statements” as that expression is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements made in this Annual Report reflect the Company’s current views about future events, and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company’s actual results to differ significantly from the Company’s current views expressed in any forward-looking statement. Forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect actual results. Forward-looking statements, therefore, should not be relied upon. The factors that could cause actual results to differ materially from current expectations are discussed under “Item 1A—Risk Factors.”  The forward-looking statements contained in this Annual Report represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on those statements.

Item 1:                       Business

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.”  We are a Maryland corporation and one of the nation’s largest owners of neighborhood and community shopping centers. We acquire, own, manage, lease and redevelop primarily grocer- and multi-anchored neighborhood and community shopping centers located in the Eastern, Midwestern and Southwestern United States. As of December 31, 2005, we had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 35.0 million square feet of total gross leasable area (“GLA”), of which approximately 28.7 million square feet was Company-owned GLA. Our shopping center portfolio was 92.4% leased as of December 31, 2005. We also own three office buildings in addition to our shopping center portfolio. We are headquartered in Boston, Massachusetts and have sixteen regional offices located in the Eastern, Midwestern, and Southwestern United States.

Heritage Property Investment Limited Partnership (“Heritage OP”) and Bradley Operating Limited Partnership (“Bradley OP”) are the subsidiaries through which we conduct substantially all of our business and own (either directly or indirectly through subsidiaries) substantially all of our assets. As of December 31, 2005, we owned directly or indirectly all of the ownership interests in Heritage OP and approximately 98.2% of the ownership interests in Bradley OP. We are the sole general partner of Heritage OP and one of our wholly owned subsidiaries is the sole general partner of Bradley OP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1987, as amended (the “Code”), commencing with our initial taxable year ended December 31, 1999. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code, and that our manner of operation enables us to meet the requirements for taxation as a REIT for federal income tax purposes. To maintain our REIT status, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on REIT taxable income we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income and property.

Business and Growth Strategies

Our business strategy has been, and will continue to be, to generate stable and increasing cash flow and asset value by managing a portfolio of real estate properties located in attractive markets with strong economic and demographic characteristics. Our business strategy consists of the following elements:

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

•       Increasing the number of anchor and national tenants to enhance the quality and stability of our neighborhood and community shopping centers. We believe that securing multiple anchors and other national tenants at a given center enhances the attractiveness of that center by increasing consumer traffic, which enhances the performance of our other tenants within the center’s remaining available space. The presence of strong, credit-quality anchor and national tenants also increases the stability and long-term prospects of the center.

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

•       Exploring opportunities to improve the overall quality of our portfolio through capital recycling. We continually analyze each asset in our core property portfolio with the goal of improving our portfolio’s long-term quality by disposing of properties that have demonstrated limited growth potential or are no longer a strategic fit within our overall portfolio. We will redeploy the proceeds of these dispositions into newer, more promising properties or to finance redevelopment or development joint venture opportunities.

•       Pursuing opportunities to acquire multi-anchored, primarily by grocers, neighborhood and community shopping centers. We utilize our knowledge of key markets to pursue opportunistic acquisitions of primarily grocer- and multi-anchored shopping centers. We seek to establish a firm market presence by owning multiple properties in an area and employ a strategy that focuses our acquisition activities in densely populated areas with strong growth prospects. Our senior management team has developed long-standing relationships with institutional and non-institutional shopping center property owners and operators, and has built a national broker network. These efforts have enhanced our ability to identify and capitalize on acquisition opportunities.

•       Increasing our sources of capital and acquisition activities by pursuing joint ventures with local developers and institutional investors. As the acquisition environment has grown more competitive, we have developed alternative sources of acquisition candidates and capital sources. Joint ventures with developers allow us to leverage our operating expertise to create value, enhance our profitable growth and participate in areas of new developments. We also actively pursue with institutional investors joint ventures the goals of which are to provide us with an alternative source of capital. These joint ventures allow us to use our management experience and infrastructure to expand our portfolio, generating solid returns for both our partners and ourselves.

Our Competitive Strengths

We seek to implement our strategy in a number of ways, including by our:

•       Grocer-anchored neighborhood and community shopping center focus. As of December 31, 2005, approximately 68% of our centers were grocer-anchored and these centers accounted for approximately 70% of our total net operating income for the year. Grocers within our centers are dominant in their marketplace, which in our experience, allows them to be more resistant to economic downturns by the nature of their business, generating continuous consumer traffic to our centers.

•       Multi-anchored focus. Our shopping centers have an average of 2.8 anchor tenants. We consider an anchor tenant to be a tenant that occupies at least 15,000 square feet at one of our centers. In our experience, multiple anchors attract greater consumer flow through the entire shopping center and add to the economic stability of our shopping centers as a whole.

•       Diverse and stable tenant base. We believe our tenant roster is well-diversified and of good credit quality. As of December 31, 2005, our top twenty tenants contributed less than 28% of our annualized base rental revenue, with no single tenant representing more than 5.4% of our annualized base rental revenue. As of December 31, 2005, we had approximately 3,300 separate leases with various tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores and a great variety of other regional and local retailers. We believe that this diversity of tenants will enable us to generate more stable cash flows over time.

•       Geographic diversification. Our properties are located in 30 states, in the Eastern, Midwestern and Southwestern United States. As of December 31, 2005, the five largest concentrations of properties in our total portfolio, based on total annualized base rent, were located in Illinois, North Carolina, Minnesota, Indiana and New York, representing 11.5%, 9.5%, 9.3%, 6.8%, and 6.7% of our total portfolio, respectively. We believe that geographic diversity helps mitigate the risks associated with localized economic downturns.

•       Attractive locations with strong market demographics. The average population within a three-mile radius of our properties is approximately 63,000 and the average annual household income in such areas is $64,000, based upon 2000 census data provided by Applied Geographic Solutions. We believe these strong market demographics provide our properties with a consistent supply of shoppers who exhibit strong demand for goods and services.

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

•       Prudent balance sheet management.  Through our financing strategy, we maintain a strong and flexible financial position with what we believe to be a prudent level of leverage and a large and growing pool of unencumbered properties, and we manage our exposure to interest rate risk from our floating rate debt. Currently, we have a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-.

Financing Strategy

Our financing strategy is to maintain a strong financial position by maintaining a prudent level of leverage and managing our variable interest rate exposure. We have accomplished this by being flexible in selecting the best means available of financing our operations and growth, including accessing the public equity markets.

At December 31, 2005, we had approximately $1.5 billion of indebtedness consisting of a combination of our unsecured line of credit, unsecured term loan, an aggregate $450 million of unsecured notes issued by the Company or by one of our operating partnerships and $631 million of mortgage indebtedness. As of December 31, 2005, this aggregate indebtedness had a weighted average interest rate of 6.18% with an average maturity of 4.2 years. As of December 31, 2005, our market capitalization, including outstanding debt, was $3.1 billion, resulting in a debt-to-total market capitalization ratio of approximately 47.6%.

On March 29, 2005, we refinanced our then existing line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this line of credit may be increased to $500 million. This line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This credit facility also includes a competitive bid option that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at December 31, 2005 was 4.98%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. As of December 31, 2005, $328 million was outstanding under this line of credit.

On November 28, 2005, we entered into a $100 million term loan or “bridge loan” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two-year extension. Amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at December 31, 2005 was 5.09%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon our debt rating, and requires quarterly payments. As of December 31, 2005, $50 million was drawn under the bridge loan.

During the fourth quarter 2005, we entered into $150 million of forward-starting interest rate swaps with a fixed rate of 5.019%. We entered into the interest rate swap contracts designated and qualifying as cash flow hedges. The purpose of these forward swaps is to mitigate the risk of changes in forecasted interest payments on $150 million of ten-year fixed-rate financing anticipated to be obtained in the second or third quarter of 2006.

During October 2003, we filed a shelf registration statement on Form S-3 for up to $500 million of debt securities, preferred stock, common stock and common stock warrants. This shelf registration statement permits us to utilize the public debt and equity markets as a principal source of capital for our expansion and other needs. As of December 31, 2005, we had approximately $389 million available for issuance under this shelf registration statement.

We intend to finance future growth with the most advantageous source of capital available. These sources may include selling common stock, preferred stock or debt securities through public offerings or private offerings, incurring or assuming additional indebtedness through secured or unsecured borrowings, and issuing units of limited partnership interests of one of our operating partnerships in exchange for contributed property. We may also finance future growth by disposing of existing properties and redeploying the proceeds into acquisitions or to finance redevelopment or development joint venture opportunities.

In addition, we expect to continue to enter into joint ventures with institutions and developers to develop and acquire properties or portfolios, reducing the amount of capital required by us to make those investments. These joint ventures also provide us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we will be engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures.

Investment Strategy

Acquisitions

We target multi-anchored, open-air neighborhood and community shopping centers generally containing greater than 125,000 square feet of GLA. In particular, we seek to acquire those shopping centers anchored by market-leading grocers or those regional operators who have dominant positions in their trade areas. We also seek to acquire shopping centers with multiple retail anchors, including electronics, home improvement, off-price retailers, office superstores, and fabric and clothing retailers, all of whom we believe to be generally beneficial to the value of the center. In addition to those anchors, we also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, restaurants, and apparel and specialty shops. We seek convenient and easily accessible locations that offer abundant parking close to residential communities, excellent visibility for our tenants and easy access for neighborhood shoppers.

With respect to our geographical focus, historically, our acquisition activities were focused primarily in the Eastern and Midwestern United States. We seek to establish a significant market presence by owning multiple properties in an area. We focus our acquisition activities primarily in densely populated areas with strong growth prospects, either in geographic areas proximate to our existing neighborhood and community shopping centers, which allows us to maximize our current resources and manage expenses, or in new markets where the opportunity presented is a sizable portfolio that will allow us to reach an economy of scale.

We will continue to evaluate all potential acquisitions on a property-by-property and market-by-market basis. We evaluate each market based on similar criteria, including: stable or growing population base; positive job growth; diverse economy; and other competitive factors.

During 2005, we expanded our shopping center portfolio by acquiring seven properties aggregating 1.3 million square feet of GLA, of which 0.7 million square feet was Company-owned GLA. The aggregate investment for the seven properties was $143 million, which was funded through borrowings under our line of credit, the assumption of mortgage debt, and the issuance of common units of limited partnership interest in Bradley OP.

With the emergence of Wal-Mart and increased consolidation within the traditional grocer industry, our recent and anticipated future activity has and may include acquisitions of shopping centers that do not contain a traditional grocer-anchor. These centers may, in some instances, contain a specialty grocer. However, we will continue to focus on acquiring our core property type—dominant, well-established grocer- and multi-anchored shopping centers located in densely populated communities with strong growth prospects within our core markets.

In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties. The low cap rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties. As a result, our effort to expand our portfolio through acquisition has been adversely affected. We expect these conditions to persist for the foreseeable future. As a result, we expect that a substantial amount of our future acquisition activity will be completed through joint ventures, as discussed below.

Development and Capital Raising Joint Ventures

To increase our access to potential acquisitions and alternative sources of capital to fund future acquisitions, particularly in light of the current competition within the acquisitions market, we have been pursuing, and will continue to pursue, joint venture arrangements with third party developers and institutional investors. We expect such joint ventures to take one of two forms.

The first type of joint venture arrangement we are pursuing is with third party developers. In these joint ventures, we will partner with a local developer to develop and construct shopping centers in attractive markets. Fundamentally, this development joint venture strategy is simply an extension of our acquisition philosophy because these joint ventures will enable us to take advantage of attractive opportunities to “pre-purchase” quality assets. These development properties will be similar to those properties within our core portfolio. In addition, these joint ventures will provide us with the potential for generating fee income.

To date, we have completed two joint venture arrangements with third party developers. We have entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process.

The second type of joint venture arrangement we are pursuing is with institutional investors, the primary goal of which is to provide us with alternative sources of capital. These joint ventures allow us to use our management experience and infrastructure to expand our portfolio, generating solid returns for both our partners and ourselves and enabling us to earn steady fee income. We expect the types of properties we might acquire through these joint ventures to be stabilized properties similar to those we seek to acquire for our core portfolio.

In April 2005, in a joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, we acquired Skillman Abrams, a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. We have a 25% interest in the joint venture and are the property manager of Skillman Abrams pursuant to a property management agreement.

We expect to continue to increase our joint venture activity in both these areas in 2006.

Dispositions

We generally hold our properties for investment and the production of rental income and not for sale to buyers in the ordinary course of our business. However, we continually analyze each asset in our portfolio and will consider those properties that might be sold for optimal sale prices, given prevailing market conditions and the particular characteristics of each property.  Through  our capital recycling program, we also identify and pursue the sale of those properties that no longer meet our long-term strategy due to their size, geographic location or demonstrated lack of sufficient growth opportunities. In late January 2006, we finalized an agreement to sell eight such shopping centers, which are being sold as a portfolio to a single buyer and constitute all of our centers in Nebraska and South Dakota. We expect to dispose of other non-strategic assets in the future.

In-House Leasing and Property Management Program

We believe that effective leasing is the key to successful asset management. We maintain close relationships with our tenants, properties and markets by maintaining sixteen regional offices in addition to our corporate headquarters in Boston. A majority of these offices are staffed with leasing representatives. Our primary goal is for each leasing representative to become an expert in his or her marketplace by becoming familiar with current tenants as well as potential local, regional and national tenants who would complement our current tenant mix. The renewal and replacement of tenants is critical to our leasing and management performance.

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

We believe that competition for the acquisition and operation of retail shopping centers is highly fragmented. We face competition from institutional pension funds, other domestic and foreign institutional investors, other REITs and owner-operators engaged in the acquisition, ownership, development and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets. In recent years, competition for the acquisition and development of properties has increased, primarily due to a greater number of potential buyers and the reduced cost of funds.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in, or released from its property. We currently have fifteen properties in our portfolio that are undergoing or have been identified as requiring or potentially requiring some form of remediation (including monitoring for compliance) to clean up contamination. In these cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. We also currently have eleven properties in our portfolio that we are monitoring for compliance as a result of contamination on adjacent properties.

Of the approximately fifteen properties cited above, nine of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder. All of these contributed properties (together with eleven other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation in 1999, we have been reimbursed by Net Realty Holding Trust for approximately $2.0 million of environmental costs pursuant to this indemnity. As of December 31, 2005, we were due $0.6 million under this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

With respect to the remaining properties cited above not covered by the Net Realty Holding Trust indemnity, no clean-up activities are currently taking place and our requisite on-going responsibilities are to monitor those properties for compliance and to determine if any remediation or other action may be required in the future. We believe that the costs of monitoring these properties are not material, individually or in the aggregate, to our financial condition and we have established reserves for such costs. Any failure to remediate the contamination at our properties properly may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to us or that a material environmental condition does not otherwise exist with respect to any of our properties.

In addition to the costs of remediation described above, we may incur additional costs to comply with federal, state and local laws, ordinances and regulations relating to environmental protection and general human health and safety. These laws, ordinances and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the management of asbestos and the remediation of contamination. Some of these laws, ordinances and regulations may impose joint and several liability on current or former tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the actions that caused the contamination. Some of these laws and regulations require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures on our part. Future laws, ordinances or regulations may impose material environmental liability, or the current environmental condition of our properties may affect the operations of our tenants, the existing condition of the land, operations in the vicinity of the properties, such as the presence of underground storage tanks, or the activities of unrelated third parties. These laws typically allow liens to be placed on the affected property. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that may be applicable to our operations, and that may subject us to liability in the form of fines or damages for noncompliance.

Employees

At December 31, 2005, we had 166 total employees. Our employees included 24 leasing and support personnel, 55 property management and support personnel, 10 legal and support personnel and 77 corporate management and support personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

A copy of this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website, www.heritagerealty.com, as soon as reasonably practicable after we electronically file those reports or amendments with, or furnish those reports to, the Securities and Exchange Commission. The information contained on our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document. We will also furnish copies of those reports free of charge upon written request to our Investor Relations department at the following address:

Heritage Property Investment Trust, Inc.
Investor Relations
131 Dartmouth Street
Boston, MA 02116
(617) 247-2200

Also posted on our web site, and available in print upon request of any stockholder to our Investor Relations department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, our Code of Ethics for Financial Professionals, our Code of Business Conduct and Ethics governing our directors, officers and employees and our Whistleblower Policy. Within the time period required by the SEC and the New York Stock Exchange, we will disclose on our web site any amendment to, or waiver from, a provision of our Code of Ethics for Financial Professionals and our Code of Business Conduct and Ethics. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Item 1A:               Risk Factors

An investment in our common stock involves significant risks, which should be considered in addition to other information set forth elsewhere in this Form 10-K.

Adverse market conditions affect our results of operations.

The economic performance and value of our real estate assets is subject to all of the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions, changes in retail expenditures by consumers, the perceptions of prospective tenants of the attractiveness of our  properties and the success of our anchor tenants. Our properties currently are located in 30 states, primarily in the East and the Midwest. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn generally or in one of these industry sectors may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may impact the ability of our tenants to make lease payments. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be significantly harmed.

Downturns or changes in the retailing industry will have a direct impact on our performance.

Our properties consist primarily of neighborhood and community shopping centers. Our performance, therefore, is generally linked to economic conditions in the market for retail space. The market for retail space has been, and could in the future be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the increasing market strength of Wal-Mart, including its continued growth as a grocer, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. In particular, consolidation within the retail industry has reduced the number of prospective tenants to lease our available space. Furthermore, many national tenants have increased their overall buying power as a result of consolidation, thereby increasing their leverage in negotiating lease terms with us. To the extent that any of these conditions occur or continue, they are likely to impact market rents for retail space.

A downturn in our tenants’ businesses, tenant bankruptcies, leasing delays we encounter, particularly with respect to our anchor tenants, will affect our ability to collect balances due from tenants and would seriously harm our operating results.

At any time, our tenants may experience a downturn in their businesses that may weaken their financial condition. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. We are subject to the risk that these tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Any tenant bankruptcies, leasing delays, or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our company and would harm our operating results.

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

We have entered into leases with some of our tenants that allow the tenant to terminate their lease or to pay reduced rent from us if an anchor tenant in the same shopping center terminates its lease with us or fails to occupy the premises. In that event, we may be unable to re-let the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease, which would reduce the income generated by that retail center. A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.

In addition, in many cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants within that center to sell that merchandise or provide those services. When re-leasing space after a vacancy by one of these other tenants, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-let or to re-let on satisfactory terms could harm our operating results.

We face considerable competition in the leasing market and may not be able to renew leases or re-let space as leases expire.

We face competition from similar retail centers within the trade areas of each of our centers when renewing leases or releasing space as leases expire. In addition, any new competitive properties that are developed within the trade areas of our existing properties may result in increased competition. Even if our tenants do renew or we are successful in re-letting space, it is possible that the terms of renewal or re-letting may be less favorable than existing lease terms.

For example, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital expenditures we undertake may divert cash that would otherwise be available for distributions to stockholders. Ultimately, to the extent we are unable to renew leases or re-let space as leases expire, cash flow from tenants would be decreased resulting in lower operating results.

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

In addition, during 2005, the number of entities and the amount of funds competing for suitable investment properties continued to increase. This resulted in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced.

Current and future development of real estate properties may not yield expected returns and may strain management resources.

We are actively involved in establishing joint ventures with third party developers and expect to invest in additional development joint ventures in the future. Our participation in these joint ventures exposes us to the risks inherent in developing real estate, which include construction delays, cost overruns, financing risks, failure to meet expected occupancy and rent levels, delays in and the inability to obtain zoning, occupancy and other governmental permits, and changes in zoning and land use laws. Overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which may result in reduced returns, or even losses, from those investments.

We anticipate that our working capital reserves and cash flow from operations may not be adequate to cover all of our cash needs and we will have to obtain financing from other sources.

We anticipate that our working capital reserves may not be adequate to cover all of our cash needs. In order to cover those needs, we would have to obtain financing from other sources. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations.

As of December 31, 2005, we have approximately $1.5 billion of debt, a portion of which is variable rate debt, which may impede our business and operating performance.

As of December 31, 2005, we have approximately $1.5 billion of outstanding indebtedness, approximately $392 million of which bears interest at a variable rate, and we have the ability to borrow $72 million of additional variable rate debt under our  line of credit. Increases in interest rates on our existing indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions.

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

The mortgages on our properties contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our outstanding unsecured debt contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our ability to borrow under our line of credit and bridge loan is subject to compliance with these financial and other covenants.

We rely on borrowings under our line of credit to finance acquisitions and redevelopment activities and for working capital, and if we were unable to borrow under our line of credit or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. Our line of credit, bridge loan, and the indentures under which we have previously issued unsecured public debt also contain limitations on our ability to incur future secured and unsecured debt. If we need to pledge properties in order to borrow additional funds, these covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we breach covenants in our debt agreements, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan.

We could become too highly leveraged because our organizational documents do not contain any limitation on the amount of debt we may incur.

Our organizational documents do not limit the amount of indebtedness that we, or our operating partnerships, Heritage OP and Bradley OP, may incur. Although we intend to maintain a balance between our total outstanding indebtedness and the value of our portfolio, we could alter this balance at any time. If we become highly leveraged, the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

A downgrade in our credit rating could negatively impact us.

The floating rates of interest applicable to our line of credit and bridge loan are determined based on the credit ratings of our debt provided by independent rating agencies. Thus, if these credit ratings are downgraded, our interest expense will be, and our ability to raise additional debt may be, negatively impacted.

We do not have exclusive control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.

We have invested in some cases as a co-venturer in the development of new properties, instead of developing projects directly. These investments involve risks not present in a wholly owned development project. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project. As a result, the co-venturer might have interests or goals that are inconsistent with our interests or goals, take action contrary to our interests or otherwise impede our objectives. The co-venturer also might become insolvent or bankrupt.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Our efforts to comply with evolving laws, regulations and standards, including the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

Lack of liquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict how long we would need to find a willing purchaser and complete the sale of a property. In addition, in recent years, some national anchor tenants have purchased their own parcels within our centers, which could reduce the value of our centers.

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

Our largest stockholder owns approximately 41% of our common stock, exercises significant control of our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

Our largest stockholder, Net Realty Holding Trust, a wholly-owned subsidiary of the New England Teamsters and Trucking Industry Pension Fund (“NETT”), owns approximately 41% of the outstanding shares of our common stock and has the right to nominate four of our directors. Accordingly, Net Realty Holding Trust is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors, and the determination of our day-to-day corporate and management policies. In addition, Net Realty Holding Trust is able to exercise significant control over the outcome of any proposed merger or consolidation of our company under Maryland law. Net Realty Holding Trust’s ownership interest in our company may discourage third parties from seeking to acquire control of our company, which may adversely affect the market price of our common stock.

Provisions of the company’s charter and bylaws could inhibit changes in control of the company, and could prevent stockholders from obtaining a premium price for our common stock.

Our organizational documents contain provisions which may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our stockholders from being paid a premium for their shares of common stock over the then-prevailing market prices. These provisions include staggered terms for our directors, advance notice requirements for stockholder proposals and the absence of cumulative voting rights. In addition, our organizational documents permit our board of directors to issue up to 50,000,000 shares of preferred stock, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

Our board of directors has adopted the limitations available in Maryland law on changes in control that could prevent transactions in the best interests of stockholders.

Certain provisions of Maryland law applicable to us prohibit “business combinations,” including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the outstanding voting shares (a so-called “interested stockholder”), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock.

Our share ownership limit may discourage a takeover of the company and depress our stock price.

In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our articles prohibit any stockholder from owning actually or constructively more than 9.8% of the value or number of outstanding shares of our capital stock. Our board of directors may exempt a person from the 9.8% ownership limit if the board determines, in its sole discretion, that exceeding the 9.8% ownership limit as to any proposed transferee would not jeopardize our qualification as a REIT. This restriction may: discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or compel a stockholder who had acquired more than 9.8% of our stock to dispose of the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

If we fail to remain qualified as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation, reducing our earnings available for distribution.

We intend to remain qualified as a REIT under the Code, which will afford us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our distributions will not be deductible by us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay distributions. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even REITs are subject to federal and state income taxes.

Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability.

We are increasingly subject to state and local taxes on our income or property, either directly or at the level of our operating partnerships or at the level of the other companies through which we indirectly own our assets. We may not be able to continue to satisfy the REIT requirements, or it may not be in our best interests to continue to do so.

Item 1B:     Unresolved Staff Comments

None

Item 2:        Properties

Shopping Centers

As of December 31, 2005, we had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 35.0 million square feet of total GLA, of which approximately 28.7 million square feet is Company-owned GLA. Our shopping center portfolio was approximately 92.4% leased as of December 31, 2005. We believe that our shopping center properties are adequately covered by insurance.

Other Properties

As of December 31, 2005, the Company owned three office buildings, one in New York and two in Boston, totaling 222,000 square feet. We believe that our office buildings are adequately covered by insurance.

Offices

Our corporate headquarters are located at 131 Dartmouth Street, Boston, Massachusetts, an office building located in the Back Bay constructed and owned by a joint venture that we entered into with our largest stockholder. We lease our corporate headquarters space from the joint venture. Under this lease, which contains a term of eleven years, we lease approximately 31,000 square feet. We began to pay rent under this lease in February 2005. The Company pays $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2009 through 2015.

In addition, we also manage our properties through 16 regional offices, strategically located throughout our portfolio states. We own 14 of our 16 regional offices, some of which are located in our shopping center properties. We believe that our current and anticipated facilities are adequate for our present and future operations.

The following tables provide information about our properties, our tenants and lease expirations as of December 31, 2005.

Property Name and Location	Year Built / Renovated (1)	% Leased as of 12/31/2005	Company Owned GLA (2)	Total GLA (3)	Anchor SF (4)	Anchors (5)	Annualized Base Rent (6)	Annualized Base Rent/Sq. Ft. (7)
Shopping Centers:
Alabama
Montgomery Commons	1999	100%	95,300	299,050	257,550	Super Wal-Mart (Non-Owned)	$1,002,340	$10.52
						Marshalls
						Michaels
Montgomery Towne Center	1996	83%	176,361	266,895	198,165	Winn Dixie Supermarket (Non-Owned)	$1,851,270	$10.50
						Bed, Bath & Beyond
						Circuit City
						Carmike Cinemas (Non-Owned)
						Barnes & Noble
						OfficeMax
Riverchase Village SC	1994	89%	178,511	190,611	128,225	Bruno’s Supermarket	$1,534,359	$8.60
						Best Buy
						PetsMart

Connecticut
Crossroads I & II	1994	100%	105,662	217,662	202,795	Home Depot (Non-Owned)	$2,134,188	$20.20
						The Sports Authority
						Borders
						OfficeMax

Crossroads III	1994	79%	68,750	68,750	46,278	Levitz Home Furnishings	$1,001,750	$14.57
						Petco
Hale Road	2002	100%	103,931	103,931	82,221	Babies R US	$402,523	$3.87
						Bed, Bath & Beyond
						AC Moore Arts & Crafts
Northern Hills	2001	100%	12,000	304,450	292,450	Lowe’s Home Center (Non-Owned)	$925,231	$77.10
						Target (Non-Owned)
Slater Street	1998	100%	51,370	96,185	64,815	Best Buy (Non-Owned)	$1,449,419	$28.22
						Office Depot / Bassett Furniture
Torrington Plaza	1963/1994	94%	125,710	132,910	42,037	TJ Maxx	$1,379,715	$10.98
						Staples

Florida
Barton Commons	1989	42%	215,049	218,049	52,039	Bealls Dept. Store	$468,109	$2.18
						Bealls Outlet

Naples Shopping Center	1962/1997	100%	198,843	202,343	162,486	Publix Supermarket	$2,055,993	$10.34
						Marshalls
						Linens N Things
						Office Depot
						Books A Million
Park Shore Shopping Center	1973/1993	100%	231,830	240,330	188,180	Fresh Market	$1,950,985	$8.42
						K-Mart
						Hudson Furniture
						Homegoods
						Sound Advice
Shoppers Haven Shopping Center	1959/1998	99%	206,942	206,942	130,687	Winn Dixie Supermarket	$1,954,573	$9.45
						Bed, Bath & Beyond
						AC Moore Arts & Crafts
						Walgreens
						Bealls Outlet
Venetian Isle Shopping Center (8)	1959/1992	99%	183,867	187,367	111,831	Publix Supermarket	$1,674,618	$9.11
						TJ Maxx
						Linens N Things
						Rec Warehouse Pools and Spas
Georgia
Shenandoah Plaza	1987	97%	141,072	144,072	113,922	Ingles Market/Goodwill Emporium	$671,147	$4.76
Illinois
Bartonville Square	1972	100%	61,678	61,678	41,824	Kroger Supermarket	$297,455	$4.82
Butterfield Square	1997	96%	106,767	121,370	51,677	Sunset Foods	$1,408,038	$13.19
The Commons of Chicago Ridge	1992/1999	95%	324,080	324,080	246,039	Home Depot Office Depot	$3,686,003	$11.37
						Marshalls
						Pep Boys (Ground Lease)
						Old Navy
						X Sport Fitness
The Commons of Crystal Lake	1995/1998	96%	273,060	365,335	210,569	Jewel Foods/Osco Drugs	$3,175,873	$11.63
						Marshalls
						Toys R Us
						Hobby Lobby (Non-Owned)

Property Name and Location	Year Built / Renovated (1)	% Leased as of 12/31/2005	Company Owned GLA (2)	Total GLA (3)	Anchor SF (4)	Anchors (5)	Annualized Base Rent (6)	Annualized Base Rent/Sq. Ft. (7)
Crossroads Centre	1975/1988	97%	242,470	247,970	129,468	KM Fairview Heights LLC/Hobby Lobby/Big Lots (Ground Lease)	$1,593,904	$6.57
						TJ Maxx
Fairhills Shopping Center	1971/1989	89%	107,584	117,684	49,330	Jewel Foods/Osco Drugs	$607,220	$5.64
Heritage Square	1992	77%	210,752	210,752	117,054	Circuit City	$2,133,078	$10.12
						Carson Furniture Gallery
						DSW Shoe Warehouse
High Point Centre	1988	95%	240,002	240,002	141,068	Cub Foods	$2,344,138	$9.77
						Office Depot
						Babies R Us
						Big Lots
Long Meadow Commons	1996	92%	118,471	118,471	65,816	Dominick's Supermarket	$1,658,408	$14.00

Parkway Pointe	1996	100%	38,737	222,037	179,300	Wal-Mart (Non-Owned)	$549,113	$14.18
						Target (Non-Owned)
						Party Tree (Non-Owned)

Rivercrest	1992/1999	100%	488,680	847,635	711,859	Dominick's Supermarket	$4,400,750	$9.01
						Best Buy
						PetsMart
						TJ Maxx
						Kimco Realty Corp./K-Mart
						Sears
						OfficeMax
						Hollywood Park
						Target (Non-Owned)
						Kohl's (Non-Owned)
						Menards (Non-Owned)
						Sony Theaters (Non-Owned)
Rollins Crossing	1995/1998	100%	148,117	342,237	283,704	Super K-Mart (Non-Owned)	$1,156,930	$7.81
						Sears Paint & Hardware
						Regal Cinema (Ground Lease)
Sangamon Center North	1970/1996	98%	139,907	151,107	79,257	Schnuck’s Supermarket	$1,209,236	$8.64
						U.S. Post Office
Sheridan Village	1954/1995	97%	303,915	303,915	177,409	Bergner’s Dept Store	$2,401,304	$7.90
						Cohen’s Furniture Co.
Sterling Bazaar	1992	94%	84,535	84,535	52,337	Kroger Supermarket	$743,821	$8.80

Twin Oaks Centre	1991	97%	98,197	98,197	59,682	Hy-Vee Supermarket	$716,870	$7.30
Wardcliffe Shopping Center	1976/1977	96%	67,681	67,681	48,341	CVS	$375,980	$5.56
						Big Lots
Westview Center	1992	88%	325,507	416,307	209,963	Cub Foods	$2,496,999	$7.67
						LA Fitness
						Value City Dept. Store (Non-Owned)
Indiana
Apple Glen Crossing	2001/2002	98%	150,446	440,987	384,426	Super Wal-Mart (Non-Owned)	$1,805,191	$12.00
						Kohl’s (Non-Owned)
						Dick’s Sporting Goods
						Best Buy (Ground Lease)
						PetsMart
County Line Mall	1976/1991	91%	268,589	271,389	213,950	Kroger Supermarket	$1,554,582	$5.79
						OfficeMax
						Old Time Pottery
						Sofa Express
Double Tree Plaza	1996	96%	98,342	110,342	49,773	Amelia’s Supermarket	$740,490	$7.53
Germantown Shopping Center	1985	79%	216,430	223,630	115,143	Sav-A-Lot Supermarket	$987,573	$4.56
						Elder Beerman Department Store
						Englert’s Home Comfort Center
King’s Plaza	1965	87%	102,788	104,888	60,200	Cub Foods	$467,961	$4.55
Lincoln Plaza	1968	94%	103,938	103,938	47,228	Kroger Supermarket	$707,080	$6.80
Martin’s Bittersweet Plaza	1992	100%	91,798	94,808	71,157	Martin’s Supermarket	$776,928	$8.46
						Osco Drug
Meridian Village	1990	100%	130,774	130,774	65,030	O’Malia’s Supermarket	$1,370,320	$10.48
						Godby Home Furnishings
Rivergate Shopping Center	1982	82%	133,086	137,486	90,666	Wal-Mart	$366,777	$2.76
Sagamore Park Centre	1982	92%	118,436	118,436	66,063	Payless Supermarket	$938,760	$7.93

Property Name and Location	Year Built / Renovated (1)	% Leased as of 12/31/2005	Company Owned GLA (2)	Total GLA (3)	Anchor SF (4)	Anchors (5)	Annualized Base Rent (6)	Annualized Base Rent/Sq. Ft. (7)
Speedway SuperCenter	1960/1998	87%	564,279	569,879	252,624	Kroger Supermarket	$4,653,165	$8.25
						AJ Wright
						Kohl’s
						Sears
						Factory Card Outlet
						Old Navy
						Petco
The Village	1950	94%	304,725	307,525	115,325	US Factory Outlet	$2,284,383	$7.50
						AJ Wright
						Dollar Tree
						Indiana Department of Employment
Washington Lawndale Commons	1957/1993	80%	331,912	331,912	168,409	Stein Mart	$1,649,615	$4.97
						Dunham’s Sporting Goods
						Gensic’s Furniture House
						Jo-Ann Fabrics
						Books A Million
						Big Lots
Iowa
Burlington Plaza West	1989	81%	88,118	92,118	52,468	Hobby Lobby	$416,509	$4.73
Davenport Retail Center	1996	100%	62,588	229,588	214,433	Staples	$645,531	$10.31
						PetsMart
						Super Target (Non-Owned)
Kimberly West	1987/1997	90%	113,713	116,513	76,896	Hy-Vee Supermarket	$598,750	$5.27
Parkwood Plaza	1992	28%	126,369	126,369	N/A	N/A	$251,444	$1.99
Southgate Shopping Center	1972/1996	90%	154,174	154,174	102,065	Hy-Vee Supermarket	$537,957	$3.49
						Big Lots
Spring Village	1980/1991	42%	90,263	92,763	N/A	N/A	$311,712	$3.45
Warren Plaza	1980/1993	97%	90,102	187,135	160,925	Hy-Vee Supermarket	$709,038	$7.87
						Target (Non-Owned)
Kansas
Mid State Plaza	1971	79%	286,601	293,101	152,692	Ashley Furniture Home Store	$938,009	$3.27
						Sutherlands Lumber
						Hobby Lobby
Santa Fe Square	1987	97%	133,698	133,698	55,820	Hy-Vee Supermarket/Office Depot/Bloom Brothers	$1,277,310	$9.55
Shawnee Parkway Plaza	1979/1995	96%	92,213	92,213	59,128	Price Chopper Supermarket	$641,911	$6.96

Property Name and Location	Year Built / Renovated (1)	% Leased as of 12/31/2005	Company Owned GLA (2)	Total GLA (3)	Anchor SF (4)	Anchors (5)	Annualized Base Rent (6)	Annualized Base Rent/Sq. Ft. (7)
Village Plaza	1975	85%	55,698	55,698	31,431	Ray’s Apple Market	$206,582	$3.71
Westchester Square	1968/1998	97%	164,944	168,644	63,000	Hy-Vee Supermarket	$1,399,805	$8.49
West Loop Shopping Center	1986/1998	99%	199,032	199,032	98,558	Dillons Supermarket	$1,488,061	$7.48
						Waters True Value
						American Academy Hair Design
Kentucky
Dixie Plaza	1987	8%	48,021	82,804	N/A	N/A	$48,239	$1.00
Midtown Mall	1970/1994	99%	153,822	153,822	106,383	Kroger Supermarket	$1,009,275	$6.56
						Big Lots/Odd Lots
						Gatti’s Pizza
Plainview Village Center	1977	96%	164,367	186,167	39,399	Kroger Supermarket	$1,412,120	$8.59
Stony Brook	1988	100%	137,013	238,213	169,775	Kroger Supermarket	$1,575,032	$11.50
						H.H. Gregg (Non-Owned)
Maine
Pine Tree Shopping Center	1958/1973	99%	287,513	287,513	214,178	AJ Wright	$936,592	$3.26
						Mardens
						Jo-Ann Fabrics
						Packard Development (Ground Lease)
Massachusetts
Berkshire Crossing	1996	100%	442,248	442,248	385,522	Price Chopper Supermarket	$3,604,877	$8.15
						Wal-Mart (Ground Lease)
						Home Depot (Ground Lease)
						Staples
						Michaels
						Barnes & Noble
Burlington Square	1983/1992	87%	86,290	86,290	34,097	Staples	$2,478,668	$28.72
						Eastern Mountain Sports

Lynn Market Place	1966/1993	100%	78,092	78,092	52,620	Shaw’s Supermarket	$652,400	$8.35
Watertower Plaza	1988/1998	96%	296,320	296,320	214,889	Shaw’s Supermarket	$3,868,919	$13.06
						TJ Maxx
						OfficeMax
						Barnes & Noble
						Linens N Things
						Petco
						Michaels
						NAMCO

Westgate Plaza	1969/1996	94%	103,903	103,903	77,768	Stop & Shop/Staples/Ocean State Job Lot	$969,091	$9.33
						TJ Maxx
Michigan
Cherry Hill Marketplace	1992/1999	84%	120,568	123,468	53,739	Farmer Jacks	$1,189,021	$9.86
The Courtyard	1989	96%	125,967	265,622	219,421	V.G. Food Center	$875,932	$6.95
						OfficeMax
						Dunham’s Sporting Goods
						Home Depot (Non-Owned)
Grand Traverse Crossing	1996	100%	387,273	387,273	339,156	Wal-Mart (Ground Lease)	$2,692,094	$6.95
						Home Depot (Ground Lease)
						Borders (Ground Lease)
						Toys R Us
						Staples
						PetsMart
Redford Plaza	1956/1987	96%	284,448	284,448	194,014	Kroger Supermarket	$2,285,863	$8.04
						Burlington Coat Factory
						Bally Total Fitness
						AJ Wright
						Aco Hardware
						The Resource Network
Minnesota
Austin Town Center	1999	60%	110,680	200,680	130,049	Aldi Foods	$491,586	$4.44
						Staples
						Target (Non-Owned)

Brookdale Square	1971/1994	41%	185,883	185,883	66,834	Brookdale Theater	$470,165	$2.53
						Pep Boys
						Up Front Event Center
Burning Tree Plaza	1987/1998	100%	182,969	182,969	117,716	Best Buy	$1,699,660	$9.29
						TJ Maxx
						Hancock Fabrics
						Dunham’s Sporting Goods
Central Valu Center	1961/1984	92%	124,700	124,700	90,946	Rainbow Foods	$827,957	$6.64
						Slumberland Clearance
Division Place	1991	87%	129,753	134,753	24,016	TJ Maxx	$1,347,026	$10.38
Elk Park Center	1995/1999	98%	204,992	302,635	200,677	Cub Foods	$2,015,544	$9.83
						Target (Non-Owned)
						OfficeMax

Property Name and Location	Year Built / Renovated (1)	% Leased as of 12/31/2005	Company Owned GLA (2)	Total GLA (3)	Anchor SF (4)	Anchors (5)	Annualized Base Rent (6)	Annualized Base Rent/Sq. Ft. (7)
Har Mar Mall	1965/1992	98%	433,082	433,082	254,539	Cub Foods	$4,885,324	$11.28
						Barnes & Noble
						Marshalls
						Homegoods
						TJ Maxx
						AMC Theatres
						Michaels
Hub West (9)
Richfield Hub	1952/1992	99%	214,855	217,655	129,400	Rainbow Foods	$2,429,827	$11.31
						Bally Total Fitness
						Marshalls
						Michaels
Marketplace at 42	1999	98%	120,487	150,687	72,371	Rainbow Foods	$1,626,477	$13.50
						Walgreens (Non-Owned)
Roseville Center	1950/2000	98%	76,894	155,694	65,000	Rainbow Foods (Non-Owned)	$895,926	$11.65
Southport Centre	1992	100%	124,937	426,985	346,566	Cub Foods (Non-Owned)	$1,802,929	$14.43
						Best Buy
						Dollar Tree
						Super Target (Non-Owned)
						OfficeMax (Non-Owned)
Sun Ray Shopping Center	1958/1992	95%	287,385	287,385	181,950	Cub Foods (Ground Lease)	$2,520,124	$8.77
						TJ Maxx
						Bally Total Fitness
						Michaels
						Valu Thrift Store
Ten Acres Center	1972/1986	100%	162,364	162,364	133,894	Cub Foods	$1,202,897	$7.41
						Burlington Coat Factory
Terrace Mall	1979/1993	90%	135,031	250,031	212,430	Rainbow Foods	$1,006,599	$7.45
						North Memorial Hospital (Non-Owned)
						North Memorial Medical Center
Westwind Plaza	1985	100%	87,933	147,933	80,245	Cub Foods (Non-Owned)	$1,165,209	$13.25
						Northern Tool and Equipment
White Bear Hills	1990/1996	100%	73,095	81,895	45,679	Festival Foods	$629,086	$8.61

Mississippi
County Line Plaza	1997	99%	221,567	268,367	171,062	Haverty’s Furniture	$2,916,188	$13.16
						OfficeMax
						Barnes & Noble
						Old Navy
						Shoe Station
						Circuit City (Non-Owned)
Missouri
Clocktower Place	1987	97%	214,198	222,348	129,807	Dierberg’s Market	$2,295,624	$10.72
						TJ Maxx
						Office Depot
Ellisville Square	1990	99%	146,052	149,552	107,772	K-Mart	$1,395,887	$9.56
						Lukas Liquors
Grandview Plaza	1961/1991	78%	296,008	296,008	169,892	Schnuck’s Supermarket	$1,781,900	$6.02
						Old Time Pottery
						Walgreens
Hub Shopping Center	1972/1995	94%	160,423	160,423	103,322	Price Chopper Supermarket	$783,853	$4.89
Liberty Corners	1987/1996	99%	124,858	214,358	136,500	Price Chopper Supermarket	$943,009	$7.55
						Sutherlands (Non-Owned)
Maplewood Square	1998	100%	71,590	75,590	57,575	Shop n’ Save Supermarket	$545,405	$7.62
Marketplace at Independence	1988	95%	241,896	253,396	133,942	Price Chopper Supermarket	$2,110,316	$8.72
						Old Navy
Prospect Plaza	1979/1999	96%	189,996	189,996	136,566	Price Chopper Supermarket	$1,543,290	$8.12
						Hobby Lobby
						The Salvation Army Family Store
Watts Mill Plaza	1973/1997	94%	161,717	169,717	91,989	Price Chopper Supermarket	$1,409,089	$8.71
						Westlake Hardware
Nebraska
Bishop Heights	1971/1997	78%	34,388	128,448	106,992	Russ’ IGA Supermarket	$109,088	$3.17
						Shopko (Non-Owned)
Cornhusker Plaza	1988	96%	84,083	163,063	121,723	Hy-Vee Supermarket	$468,733	$5.57
						Wal-Mart (Non-Owned)
Eastville Plaza	1986	100%	68,546	139,636	99,046	Hy-Vee Supermarket	$568,788	$8.30
						Menard’s (Non-Owned)
Edgewood Shopping Center	1980/1994	99%	179,964	406,514	210,020	SuperSaver Supermarket	$1,679,481	$9.33
						Osco Drug
						Target (Non-Owned)

The Meadows	1998	100%	67,840	70,840	50,000	Russ’ IGA Supermarket	$521,475	$7.69
Miracle Hills Park	1988	87%	69,606	139,606	66,000	Cub Foods (Non-Owned)	$641,814	$9.22
Stockyards Plaza	1988	100%	129,459	148,659	85,649	Hy-Vee Supermarket	$1,063,721	$8.22
						Movies 8
New Hampshire
Bedford Grove	1989	99%	216,941	216,941	182,745	Shop N’ Save	$1,736,229	$8.00
						Wal-Mart (Ground Lease)

Bedford Mall	1963/1999	89%	265,091	265,091	192,207	Marshalls	$2,477,027	$9.34
						Bob’s Stores
						Staples
						Linens N Things
						Decathalon Sports (Ground Lease)
						Hoyts Cinemas
Capitol Shopping Center	1961/1999	100%	182,821	189,821	129,551	Demoulas Market Basket	$1,415,399	$7.74
						Burlington Coat Factory
						Marshalls
Tri City Plaza	1968/1992	97%	146,947	146,947	84,920	Demoulas Market Basket	$992,093	$6.75
						TJ Maxx
New Jersey
Cross Keys Common	1995	92%	216,428	417,388	279,945	Super Wal-Mart (Non-Owned)	$3,150,173	$14.56
						AJ Wright
						Staples
						Ross Dress for Less
Morris Hills Shopping Center	1957/1994	100%	159,454	159,454	109,161	Mega Marshalls	$2,463,277	$15.45
						Clearview Cinema (Ground Lease)
						Michaels
Old Bridge Gateway	1956/1991/1995	97%	235,995	235,995	106,380	Bayshore Fitness & Wellness Center	$3,325,620	$14.09
						Marshalls
						Modell’s Sporting Goods
						Best Home Furnishings
New Mexico
St. Francis Plaza	1992/1993	100%	35,800	35,800	20,850	Wild Oats Market	$401,670	$11.22

New York
College Plaza	1975/1994	100%	175,086	175,086	126,812	Bob’s Stores	$1,538,184	$8.79
						Marshalls
						Eckerd Drugs
						Staples
Dalewood I Shopping Center	1966/1995	97%	59,569	59,569	36,989	Pathmark	$651,541	$10.94
Dalewood II Shopping Center	1970/1995	100%	81,326	81,326	59,326	Turco’s Supermarket	$2,071,605	$25.47
						Bed, Bath & Beyond
Dalewood III Shopping Center	1972/1995	100%	48,390	48,390	28,361	TJ Maxx	$1,208,497	$24.97
Falcaro’s Plaza	1968/1993	100%	61,295	63,295	29,887	OfficeMax	$1,039,604	$16.96
Kings Park Shopping Center	1963/1985	100%	71,940	73,940	48,870	Key Foods	$1,047,477	$14.56
						TJ Maxx
Nesconset Shopping Center	1961/1999	100%	122,996	124,996	33,460	Office Depot/HomeGoods	$1,648,016	$13.40
Parkway Plaza	1973/1992	95%	89,704	89,704	31,600	TJ Maxx	$1,820,144	$20.29
Roanoke Plaza	1972/1994	100%	99,131	101,631	58,150	Best Yet Market	$1,360,147	$13.72
						TJ Maxx
Rockville Centre Shopping Center	1975	100%	44,131	44,131	27,781	HomeGoods	$604,374	$13.70
Salmon Run Plaza	1993	100%	68,761	181,195	164,614	Hannaford’s Supermarket	$1,097,978	$15.97
						K-Mart (Non-Owned)
Suffolk Plaza	1967/1998	100%	84,480	89,680	56,759	Waldbaum’s Supermarket	$857,119	$10.15
Three Village Plaza	1964/1991	100%	77,458	77,458	38,955	King Kullen Grocery	$1,332,745	$17.21
Turnpike Plaza	1971/1994	100%	52,950	52,950	30,700	Waldbaum’s Supermarket	$958,716	$18.11
North Carolina
The Commons at Chancellor Park	1994	98%	348,604	358,204	309,041	Home Depot (Ground Lease)	$2,404,331	$6.90
						Hobby Lobby
						Circuit City
						Marshalls
						Value City
						Peak Fitness
Crown Point Shopping Center	1990	76%	147,200	164,200	100,000	Lowe’s Home Centers / Old Time Pottery	$760,800	$5.17

Franklin Square	1990	95%	318,435	517,735	379,568	Super Wal-Mart (Non-Owned)	$3,140,083	$9.86
						Best Buy
						Ross Dress for Less
						Bed, Bath & Beyond
						Dollar Tree
						Pep Boys (Ground Lease)
						OfficeMax
						Michaels
Innes Street Market	1998	100%	349,433	349,433	296,740	Food Lion Supermarket	$3,397,369	$9.72
						Lowe’s Home Centers
						Tinseltown Cinema
						Marshalls
						Staples
						Circuit City
						Old Navy
McMullen Creek Shopping Center (10)	1988	80%	283,323	292,923	53,166	Burlington Coat Factory	$2,511,816	$8.87
New Centre Market	1998	100%	143,763	266,263	202,040	Target (Non-Owned)	$1,646,201	$11.45
						Marshalls
						PetsMart
						OfficeMax
Tarrymore Square	1989	76%	260,405	260,405	85,447	Marshalls	$1,893,388	$7.27
						Carolina Clearing House
University Commons	1989	98%	235,396	235,396	135,326	Lowes Foods	$2,713,653	$11.53
						TJ Maxx
						Homegoods
						AC Moore Arts & Crafts
University Commons Greenville	1996	100%	232,820	338,020	270,249	Kroger Supermarket	$2,699,890	$11.60
						TJ Maxx
						Circuit City
						Barnes & Noble
						Target (Non-Owned)
						Linens N Things
Wendover Place	1997	100%	406,775	538,075	441,954	Harris-Teeter/Michaels/Ross Dress for Less	$4,409,700	$10.84
						Kohl’s
						Dick’s Sporting Goods
						Babies R Us
						PetsMart
						Old Navy
						Linens N Things
						Target (Non-Owned)

Property Name and Location	Year Built / Renovated (1)	% Leased as of 12/31/2005	Company Owned GLA (2)	Total GLA (3)	Anchor SF (4)	Anchors (5)	Annualized Base Rent (6)	Annualized Base Rent/Sq. Ft. (7)
Ohio
30th Street Plaza	1951/1999	96%	157,055	157,055	111,251	Giant Eagle Supermarket	$1,475,538	$9.40
						Marc’s Pharmacy
Clock Tower Plaza	1989	100%	237,975	244,475	172,300	Ray’s Supermarket	$1,497,883	$6.29
						Wal-Mart
Salem Consumer Square	1988	92%	274,652	274,652	131,650	Cub Foods	$2,319,942	$8.45
						Office Depot
						Michigan Sporting Goods
						AJ Wright
Pennsylvania
Boyertown Plaza	1961	30%	83,229	88,629	N/A	N/A	$383,227	$4.60
Colonial Commons	1991/2003	88%	433,362	451,462	291,835	Giant Foods	$6,145,092	$14.18
						Dick's Sporting Goods
						Linens N Things
						AMC Theatres 9
						Ross Dress for Less
						Marshalls
						TJ Maxx
						OfficeMax
Lehigh Shopping Center	1955/1999	76%	372,243	376,243	211,215	Giant Foods (Ground Lease)	$2,042,685	$5.49
						Mega Marshalls
						Staples
						D&D Budget & Clearance
						Dan Schantz Nursery
Warminster Towne Center	1997	100%	237,234	317,917	276,840	Shop Rite Supermarket	$3,098,745	$13.06
						Kohl's (Non-Owned)
						Ross Dress for Less
						PetsMart
						OfficeMax
						Pep Boys (Ground Lease)
						Rag Shop
						Old Navy
South Carolina
Fairview Corners	2004	99%	131,002	254,682	181,741	Super Target (Non-Owned)	$1,674,908	$12.79
						Ross Dress for Less
						TJ Maxx
South Dakota
Baken Park	1962/1997	90%	195,526	195,526	95,039	Nash Finch Supermarket	$1,370,511	$7.01
						Ben Franklin
						Boyd's Drug

Tennessee
The Market of Wolf Creek	2000	90%	298,586	471,924	313,652	Target (Non-Owned)	$3,546,257	$11.88
						Haverty's Furniture (Non-Owned)
						The Sports Authority
						Best Buy
						Office Depot
						Cost Plus World Market
Oakwood Commons (11)	1989/1997	97%	278,017	280,767	178,769	Publix Supermarket	$2,635,741	$9.48
						Bed, Bath & Beyond
						Ross Dress for Less
						PetsMart
						Peebles Department Store
Watson Glen Shopping Center	1989	100%	264,360	264,360	206,427	Bi-Lo Foods	$1,985,984	$7.51
						K-Mart
						Goody's Family Clothing
						Franklin Athletic Club
Williamson Square	1988/1993	99%	330,226	340,476	202,102	Kroger Supermarket	$2,625,542	$7.95
						Hobby Lobby
						USA Baby
						Hancock Fabrics
						New River Fellowship
Texas
Buckingham Place	1980/1997	93%	150,228	156,228	96,274	Minyard Food Stores	$1,009,502	$6.72
						Big Lots
The Crossing	2000/2001	89%	187,075	253,454	150,963	Kroger Signature (Non-Owned)	$1,858,786	$9.94
						Kohl's (Ground Lease)
Las Colinas Village	2001/2002	86%	104,682	131,682	24,025	Staples	$1,810,846	$17.30
Randall's Bay Area	1989/2001	98%	78,650	78,650	55,200	Randall's Food Market	$663,650	$8.44
Randall's Fairmont	1985/2003	86%	105,869	112,069	56,358	Randall's Food Market	$911,418	$8.61
Royal Oaks Village	2001/2002	98%	145,286	145,286	85,380	HEB Grocery	$2,892,180	$19.91
Trinity Commons (12)	1998	95%	197,423	197,423	84,228	Tom Thumb	$3,097,076	$15.69
						DSW Shoe Warehouse
Vermont
Rutland Plaza	1966/1996	99%	224,514	224,514	182,264	Price Chopper Supermarket	$1,882,104	$8.38
						Wal-Mart
						TJ Maxx
						Plaza Movie Plex

Virginia
Spradlin Farm	2000/2001	100%	181,055	442,055	366,962	Home Depot (Non-Owned)	$2,390,725	$13.20
						Target (Non-Owned)
						TJ Maxx
						Barnes & Noble
						Michaels
						Goody's Family Clothing
Wisconsin
Fairacres Shopping Center	1992	94%	79,736	82,486	58,678	Pick 'N Save Supermarket	$626,066	$7.85
Fitchburg Ridge	1980	94%	50,555	61,805	16,631	Wisconsin Dialysis	$456,526	$9.03
Fox River Plaza	1987	100%	169,883	173,383	137,113	Pick 'N Save Supermarket	$833,479	$4.91
						K-Mart
Madison Plaza	1988/1994	62%	54,275	127,584	N/A	N/A	$325,844	$6.00

Mequon Pavilions	1967/1991	95%	213,436	213,436	65,995	Sendik's Food Market	$2,976,273	$13.94
						Bed, Bath & Beyond
Moorland Square	1990	100%	98,303	195,403	149,674	Pick 'N Save Supermarket	$867,625	$8.83
						K-Mart (Non-Owned)
Oak Creek Centre	1988	40%	91,510	99,510	N/A	N/A	$159,464	$1.74
Park Plaza	1959/1993	91%	113,655	113,655	74,054	Big Lots	$626,764	$5.51
						Hobby Lobby
Spring Mall	1967/1994	92%	204,861	204,861	135,055	Pick 'N Save Supermarket	$1,478,156	$7.22
						TJ Maxx
						Walgreens
Taylor Heights	1989	84%	85,072	223,862	158,630	Piggly Wiggly Foods	$785,335	$9.23
						Wal-Mart (Non-Owned)
TOTAL SHOPPING CENTERS		92%	28,733,853	34,972,571	22,348,777		$263,757,648	$9.18
Office Buildings:
William J. McCarthy Building	1963/1995	89%	93,019	93,019		N/A	$2,685,185	$28.87
545 Boylston Street	1972/1996	91%	89,075	89,075		Allied Advertising	$2,772,608	$31.13
						Trinity Church
						Norca Corporation
						Sol G Atlas Realty
Executive Office Building	1970	94%	40,180	40,180		Heritage	$791,913	$19.71
TOTAL OFFICE BUILDINGS		91%	222,274	222,274			$6,249,706	$28.12

TOTAL PORTFOLIO		92%	28,956,127	35,194,845			$270,007,354	$9.32

(1)                Represents the year the property originally opened for business and, if applicable, the year in which a substantial renovation was completed. These dates do not include years in which tenant improvements were made to the properties.

(2)                Represents gross leasable area owned by us, including 1,568,720 square feet of gross leaseable area subject to ground leases and excludes 6,238,744 square feet of non-owned gross leasable area.

(3)                Some of our shopping centers contain space not owned by us and space leased to tenants under ground leases. In addition to Company Owned GLA, Total GLA includes approximately 6.2 million square feet of this non-owned gross leasable area, which generally is owned directly by the anchor occupying this space, and 1.6 million square feet of ground leased gross leaseable area.

(4)                Represents square feet of gross leasable area at a property that an anchor tenant either leases or owns.

(5)                We define anchor tenants as single tenants which lease 15,000 square feet or more at a property. We define major tenants at our office buildings as tenants which lease 10% or more of the rentable square footage at a property.

(6)                We calculate Annualized Base Rent for all leases in place in which tenants are in occupancy at December 31, 2005 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquired from NETT’s real estate company upon our formation or relating to properties acquired from Bradley, we calculate total base rent to be received beginning from the date we acquired the property.

(7)                Represents Annualized Base Rent divided by Company Owned GLA at December 31, 2005.

(8)                Property contains 11,627 square feet of office space.

(9)                Property is comprised of two shopping centers.

(10)           Property contains 32,638 square feet of office space.

(11)           We hold a leasehold interest in this property pursuant to a ground lease that expires in 2088.

(12)           We hold a leasehold interest in this property pursuant to a ground lease that expires in 2037.

Top Tenants by Annualized Base Rent

	Tenant	# of Stores	Total GLA	GLA as a % of Total	Tenant Annualized Base Rent(1)	% of Total Annualized Base Rent(2)	Type of Business
1	TJX Companies(3)	52	1,602,424	5.53%	$14,392,564	5.33%	Off Price/Soft Goods
2	Kroger(4)	13	725,952	2.51%	5,067,342	1.88%	Grocer
3	Supervalu(5)	10	657,733	2.27%	4,700,273	1.74%	Grocer
4	Office Max	13	333,835	1.15%	3,518,266	1.30%	Office Products
5	Staples	12	296,940	1.03%	3,440,910	1.27%	Office Products
6	Associated Wholesale Grocers(6)	9	571,947	1.98%	3,363,503	1.25%	Grocer
7	Charming Shoppes(8)	38	304,995	1.05%	3,352,096	1.24%	Discount/Apparel
8	Roundy’s(7)	8	491,482	1.70%	3,252,686	1.20%	Grocer
9	Home Depot	4	459,073	1.59%	3,049,963	1.13%	Home Improvement
10	Sears Holding Corporation(9)	13	664,381	2.29%	2,946,160	1.09%	Discount
11	Wal-Mart	8	727,634	2.51%	2,941,622	1.09%	Discount
12	Safeway(10)	5	327,249	1.13%	2,924,301	1.08%	Grocer
13	Barnes & Noble	7	178,936	0.62%	2,905,676	1.08%	Books/Cards/Gifts
14	Blockbuster	26	168,669	0.58%	2,885,282	1.07%	Video Sales/Rentals
15	Hy-Vee	9	547,466	1.89%	2,728,627	1.01%	Grocer
16	Bed, Bath, & Beyond	7	198,291	0.68%	2,704,209	1.00%	Soft Goods
17	Hallmark	42	216,015	0.75%	2,635,280	0.98%	Cards/Gifts
18	PetsMart	10	222,314	0.77%	2,625,950	0.97%	Pet Supplies
19	Dollar Tree	34	335,796	1.16%	2,525,956	0.94%	Discount
20	Walgreens	15	194,260	0.67%	2,509,756	0.93%	Drug Store

(1)    We calculate annualized base rent for all leases in place in which tenants are in occupancy at December 31, 2005 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquire, we calculate total base rent to be received beginning from the date we acquired the property.

(2)    Represents total Tenant Annualized Base Rent divided by Total Annualized Base Rent of $270,007,355.

(3)    TJX Companies include: TJ Maxx (23), Marshalls (17), A.J. Wright (6), Homegoods (4) and Bob’s Stores (2).

(4)    The Kroger Co. includes: Kroger (11), Pay Less Supermarket (1) and Dillons (1).

(5)    Supervalu Inc. includes: Cub Foods (5), Shop n’ Save (1), Shop Rite (1) and Ray’s Supermarket (1). Supervalu Inc. also includes (2) Cub Foods locations leased by a limited liability corporation of which Supervalu Inc. is a member.

(6)    Associated Wholesale Grocers includes: Price Chopper (6), Russ’ IGA (2) and Super Saver (1).

(7)    Roundy’s, Inc. includes: Pick N Save (4) and Rainbow Foods (4).

(8)    Charming Shoppes includes: Fashion Bug (28), Lane Bryant (7) and Catherine’s (4).

(9)    Sears Holding Corporation includes: K-Mart (6), Sears (3), Sears Dental (1), Sears NTB (1), Sears Paint & Hardware (1) and Lands’ End (1).

(10)  Safeway includes: Dominick’s (2), Randall’s Food Market (2) and Tom Thumb (1).

Total Lease Expiration Roll Out—December 31, 2005

Lease Expiration Year	Number of Expiring Leases	Expiring Square Feet	% of Total Sq. Ft. Expiring	Expiring Base Rent(1)	% of Total Base Rent	Expiring Base Rent/ Sq. Ft.(2)
2006(3)	575	2,182,091	8.2%	$22,913,820	8.3%	$10.50
2007	566	3,042,288	11.4%	32,992,416	11.9%	10.84
2008	608	3,351,678	12.5%	36,438,362	13.2%	10.87
2009	449	3,396,401	12.7%	35,191,692	12.7%	10.36
2010	413	2,572,067	9.6%	31,150,532	11.2%	12.11
2011	216	2,291,171	8.6%	23,573,439	8.5%	10.29
2012	101	1,082,274	4.0%	13,012,694	4.7%	12.02
2013	87	1,440,926	5.4%	13,810,524	5.0%	9.58
2014	92	1,321,050	4.9%	14,696,741	5.3%	11.13
2015	73	1,270,642	4.7%	11,815,497	4.3%	9.30
2016 and Thereafter	151	4,804,011	18.0%	41,468,040	14.9%	8.63
Totals	3,331	26,754,599	100.0%	$277,063,757	100.0%	$10.36

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

On November 29, 2002, the court granted our motion to dismiss Mr. Donahue’s claims. Mr. Donahue subsequently filed an appeal of the court’s decision and, on March 4, 2004, an oral argument was heard with respect to Mr. Donahue’s appeal. On July 14, 2004, the Massachusetts Appellate Court reversed the lower court’s decision dismissing Mr. Donahue’s claims. The Appellate Court’s decision reverts the case back to the Superior Court for discovery and additional proceedings, which are currently ongoing. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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

Item 4:        Submission of Matters to a Vote of Security Holders

None

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange on April 24, 2002, under the symbol “HTG”. As of March 10, 2006, we had approximately 5,000 common stockholders of record.

The following table sets forth, for the periods indicated and on a per-share basis, the high and low closing prices as reported by the New York Stock Exchange and per-share distributions declared during the last two fiscal years:

	High	Low	Distributions
First Quarter 2004	$31.38	$27.58	$0.525
Second Quarter 2004	$31.04	$24.83	$0.525
Third Quarter 2004	$29.24	$26.98	$0.525
Fourth Quarter 2004	$33.78	$29.74	$0.525
First Quarter 2005	$32.35	$29.33	$0.525
Second Quarter 2005	$35.89	$29.55	$0.525
Third Quarter 2005	$37.77	$32.98	$0.525
Fourth Quarter 2005	$35.50	$30.90	$0.525

We intend to continue to declare quarterly distributions. No assurance, however, can be provided as to the amounts or timing of future distributions, as the maintenance of those distributions is subject to various factors, including the discretion of our Board of Directors, limitations contained in our debt instruments, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements. In order to qualify for the beneficial tax treatment accorded to REITs under the Code, we must distribute to holders of our shares in an amount equal to 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.

Item 6:        Selected Financial Data

As discussed in the beginning of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Restatement Summary,” we previously restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as the quarterly periods ended March 31, 2005 and June 30, 2005. The table below reflects the impact of that restatement of those historical financial statements.

The following selected historical consolidated financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements on page F-1 of this Form 10-K. Our historical financial information has been presented on an accrual basis in accordance with U.S. generally accepted accounting principles, (“GAAP”), applicable to real estate investment trusts for all periods presented.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Rentals and recoveries	$350,345	$325,947	$297,666	$273,343	$250,624
Interest, other, and joint venture fee income	1,071	993	495	100	298
Total revenue	351,416	326,940	298,161	273,443	250,922
Expenses:
Operating	101,844	94,927	86,424	78,529	73,511
General and administrative	32,828	29,668	25,198	23,351	12,640
Depreciation and amortization	100,411	88,678	78,548	69,601	63,686
Interest	86,435	77,269	69,415	72,312	90,342
Loss on prepayment of debt	—	—	—	6,749	—
Total expenses	321,518	290,542	259,585	250,542	240,179
Income before net gains	29,898	36,398	38,576	22,901	10,743
Net gains on sales of real estate investments, equipment and marketable securities	8	557	—	2,924	4,159
Net derivative (losses) gains	—	—	—	(7,766)	986
Income before allocation to minority interests and discontinued operations	29,906	36,955	38,576	18,059	15,888
Equity in (loss) income from unconsolidated joint ventures	(77)	86
Income allocated to minority interests	(241)	(2,382)	(6,870)	(6,872)	(6,656)
Income from discontinued operations	—	4,654	4,837	3,256	3,004
Net income	29,588	39,313	36,543	14,443	12,236
Preferred stock distributions	—	—	—	(14,302)	(43,345)
Accretion of redeemable equity	—	—	—	(328)	(995)
Net income (loss) attributable to common shareholders	$29,588	$39,313	$36,543	$(187)	$(32,104)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Per Share Data:
Basic income attributable to common shareholders before discontinued operations per share	$0.63	$0.75	$0.76	$(0.11)	$(4.71)
Basic income (loss) attributable to common shareholder	$0.63	$0.85	$0.88	$(0.01)	$(5.15)
Diluted income attributable to common shareholders before discontinued operations per share	$0.62	$0.74	$0.75	$(0.11)	$(4.71)
Diluted income (loss) attributable to common shareholders	$0.62	$0.84	$0.87	$(0.01)	$(5.15)
Dividends declared per share	$2.10	$2.10	$2.10	$1.89	$0.73
Weighted average common shares outstanding—Basic	46,888	46,385	41,747	30,257	6,818
Weighted average common and common equivalent shares outstanding—Diluted	48,176	47,288	42,484	30,257	6,818
BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$2,711,088	$2,540,841	$2,399,973	$2,178,533	$1,948,968
Total assets	2,458,229	2,352,550	2,227,575	2,059,557	1,907,265
Total liabilities	1,580,293	1,419,673	1,185,741	1,095,396	1,218,751
Minority interests	17,125	15,433	85,052	85,553	77,952
Redeemable equity	—	—	—	—	123,094
Shareholders’ equity	860,811	917,444	956,782	878,608	487,468
OTHER DATA:
# of shopping centers (at end of period)	171	164	162	152	142
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)(1)	28,734	28,004	27,502	25,925	23,154
% leased (at end of period)	92%	93%	92%	93%	93%
Total portfolio net operating income(2)	$248,501	$231,020	$211,242	$194,814	$177,113
Funds from Operations(3)	$129,766	$123,523	$112,207	$66,003	$27,460
Cash flow from operating activities	$124,361	$123,042	$148,688	$121,172	$78,726
Cash flow from investing activities	$(169,705)	$(122,115)	$(165,131)	$(129,257)	$(39,216)
Cash flow from financing activities	$38,624	$329	$20,440	$3,430	$(37,450)

(1)    Represents the total GLA of all Company-owned and operated shopping center square footage.

(2)    Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders (the most directly comparable GAAP financial measure), plus accretion of redeemable equity, preferred stock distributions, minority interest in Bradley Operating Limited Partnership, net derivative losses (gains), losses (gains) on investments in securities, losses from prepayment of debt, general and administrative expense, depreciation and amortization, and interest expense, less income from discontinued operations, gains (losses) on sales of real estate investments and marketable securities, and interest, other and joint venture fee income. We use NOI internally, and believe NOI provides useful information to investors, as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income in order to provide results that more closely relate to a property’s results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

(3)    We calculate Funds From Operations, or “FFO,” in accordance with the best practices described in the April 2001 National Policy Bulletin of the National Association of Real Estate Investment Trusts, referred to as NAREIT, and NAREIT’s 1995 White Paper on Funds from Operations. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to, or are not indicative of, our operating performance, such as gains (or losses) from sales of real estate investments and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. However, FFO (i) should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and (iii) is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may differ from the methodology utilized by other equity REITs to calculate FFO and, therefore, may not be comparable to other REITs.

Item 7:                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected financial data and the historical consolidated financial statements and related notes thereto.

Restatement Summary

In November 2005, we amended and restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31 and June 30, 2005. Those amendments were made to correct an error pertaining to the unrecorded effects of certain stock options previously granted to Thomas C. Prendergast, our Chairman, President and Chief Executive Officer.

In 2000, Heritage entered into an employment agreement with Mr. Prendergast, which provides for Heritage to make annual grants to Mr. Prendergast of stock options. The agreement also provided for Heritage to reimburse Mr. Prendergast in cash for any taxes he would have incurred in connection with the vesting and exercise of those stock options. In October 2005, we discovered that the tax-offset payment provision in respect of Mr. Prendergast’s stock options should have been accounted for as a liability in our financial statements from the moment the fair market value of our stock exceeded the exercise price of the options. Additionally, this liability also should have caused the intrinsic value of Mr. Prendergast’s stock options to be expensed on a variable basis.

To correct the error, we restated our financial statements for the years ended December 31, 2004 and 2003, and the quarterly periods ended March 31, 2005 and June 30, 2005, to record a liability and to recognize compensation expense, a component of general and administrative expense, associated with the tax-offset provision, and filed on November 9, 2005 an amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 to restate our previously issued audited financial statements for the fiscal years ended December 31, 2004 and 2003, and an amendment to our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005, to restate our unaudited quarterly financial statements for those quarterly periods.

On December 30, 2005, Mr. Prendergast’s employment agreement was amended to eliminate the tax-offset provision in respect of his stock options. In consideration for his agreement to eliminate the provision, Mr. Prendergast received a one-time cash payment of $6.4 million. As a result of this amendment, in fiscal periods ending after December 31, 2005, we are no longer required to record a liability relating to the tax-offset provision on these stock options and Mr. Prendergast’s stock options are no longer subject to variable accounting treatment. See Note 2 to the Consolidated Financial Statements of this Form 10-K for a summary of the restatement and the accounting impact of the elimination of the tax-offset provision.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.” We are one of the nation’s largest owners of neighborhood and community shopping centers. As of December 31, 2005, we had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 35.0 million square feet of GLA, of which approximately 28.7 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.4% leased as of December 31, 2005.

Our operating strategy is to own (directly or indirectly through joint ventures) and manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns. Our focus is to own primarily grocer- and multi-anchored centers with a diverse tenant base in attractive geographic locations with strong demographics and growth prospects. We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on our properties. Our operating results therefore depend primarily on our tenants’ ability to pay rent.

Generally, we do not expect our net operating income to deviate significantly in the short-term. This is because our leases with our tenants provide us a stable cash flow over the long-term. In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses or real estate taxes, our operating expenses generally remain predictable.

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets where our centers are located. The retail sector continues to change as a result of industry consolidation. This consolidation has created an excess of available retail space and increased competition for that space. We believe the nature of the properties that we own and invest in, primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics and growth prospects, provides a relatively stable revenue flow in uncertain economic times, as these properties are more resistant to economic down cycles. This stability is due to the fact that consumers still need to purchase food and other goods found at grocers and other retailers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy. The first part of our growth strategy is to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio.  In 2006, we anticipate that we will experience lower growth in net operating income within our existing portfolio than in the past two years as a result of higher vacancy and lower rental growth rates at certain properties located primarily in the Midwest.

We believe that some of these properties continue to meet our long-term ownership criteria. We expect significant leasing activity to occur at these properties in 2006, although this activity is not likely to have a positive impact on our performance until late 2006 or early 2007. We also may incur higher revenue enhancing capital expenditures, such as tenant improvements and leasing commissions, than in prior periods, as we re-let vacant space at these centers.

In other instances, we have concluded that some properties do not meet our long-term ownership criteria as a result of their location, size or tenant mix. In the near future, we intend to dispose of these properties, allowing us to improve the overall quality of our portfolio and take advantage of favorable market conditions. In January 2006, we finalized an agreement to sell eight such properties located in Nebraska and South Dakota, and we are actively working toward disposing of other assets that fit this category.

The disposition of shopping center properties pursuant to our capital recycling program may lead to short-term decreases in our net income. However, we intend to offset any such decreases by re-investing the cash proceeds received in connection with such sales. We may use these cash proceeds to grow our existing portfolio either by direct acquisition or through future joint ventures or to fund development or redevelopment commitments. We may also use those proceeds to improve the quality of our balance sheet, such as by reducing our outstanding indebtedness, or to buyback shares of our common stock pursuant to our stock buyback program.

In connection with our capital recycling program, we may sell a property at a price that is less than the net book value of that property in our financial statements. In connection with a sale of a property, we may also prepay existing mortgage indebtedness on a property and incur a prepayment penalty in connection with that prepayment. In those circumstances, we may incur significant losses and expenses that could negatively and materially impact our financial results.

The second part of our growth strategy is to focus on achieving external growth through the expansion of our portfolio. We continue to pursue targeted acquisitions of primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties. The low cap rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties, which has adversely affected our ability to acquire new properties. We expect these conditions to persist for the foreseeable future.

To increase access to potential acquisitions and alternative sources of capital to fund future acquisitions, we have been pursuing, and will continue to pursue, joint venture arrangements with institutional investors and third party developers. In February 2006, we reached a tentative agreement to establish a capital raising joint venture platform involving a contribution of certain of our existing assets, in return for cash and a membership interest in the joint venture. If completed, this joint venture will enable us to increase our sources of capital and our ability to pursue high quality acquisitions. The contribution of shopping center properties to the joint venture will represent a disposition of property, which may lead to short-term decreases in our net operating income. We expect that a substantial amount of our future acquisition activity will be completed through joint ventures.

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

As described above under “Restatement Summary”, we have also incurred additional unanticipated compensation expense to reflect the effect of the presence and elimination of the tax-offset provision contained in the employment agreement of Thomas C. Prendergast, our Chairman, President and Chief Executive Officer, relating to certain stock options granted to Mr. Prendergast. In addition, we have incurred significant costs associated with the restatement of our historical financial statements relating to the tax-offset provision, including unanticipated professional fees (primarily, legal and accounting) and Board meeting costs.

While there can be no assurance, in 2006, we anticipate a significant reduction in our general and administrative expenses, particularly in the amount of incentive compensation to be paid to our senior management.

We currently expect to incur additional debt in connection with future acquisitions. As of December 31, 2005, we had $1.5 billion of indebtedness, of which approximately $828.0 million was unsecured indebtedness. Although we expect to assume additional secured debt in connection with acquisitions, particularly acquisitions made through joint ventures, we intend to finance our operations and growth in the future primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings.

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

We must estimate the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

Real Estate Investments

When we formed in July 1999, contributed real estate investments were recorded at the carry-over basis of our predecessor, which was the fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley Real Estate, Inc. in September 2000 and other acquisitions since our formation, have been, and will continue to be, recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are expensed as incurred. Thus, we must make judgments as to whether an expenditure will materially extend the useful life of a real estate investment and be capitalized, or rather, immediately expensed as a repair.

The provision for depreciation and amortization has been calculated using the straight-line method over the following estimated useful lives:

Land improvements	10-15 years
Buildings and improvements	20-39 years
Tenant improvements	Shorter of useful life or term of related lease

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to our properties. These assessments have a direct impact on our net income because if we were to shorten the expected useful life of our properties or improvements, we would depreciate them over fewer years, resulting in higher depreciation expense and lower net income on an annual basis during these periods.

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. No such impairment losses have been recognized to date.

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

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The “as-if-vacant” value is then allocated among land, land improvements, building, and building improvements based on the Company’s estimate of replacement costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its impact on amortization expense is estimated to be immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Investments in Joint Ventures

Upon entering into a joint venture agreement, the Company assesses whether or not the joint venture is considered a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). As of December 31, 2005, the Company had one investment in a joint venture that is a variable interest entity of which the Company has determined that it is the primary beneficiary, as defined by FIN 46R. This investment is therefore consolidated in the accompanying consolidated financial statements of the Company included in Item 8 of this Annual Report.

The Company accounts for its investments in joint ventures that are not deemed to be variable interest entities pursuant to Accounting Principles Board (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”). As of December 31, 2005, the Company accounted for its two unconsolidated joint ventures under the equity method of accounting, because the Company does not control these entities, despite having the ability to exercise significant influence over them. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in (Loss) Income From Unconsolidated Joint Ventures. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities. In accordance with the provisions of SOP No. 78-9, the Company recognizes fees received from joint ventures relating solely to the extent of the outside partner’s interest. Such fees are classified on the consolidated statements of operations as Interest, Other, and Joint Venture Fee Income.

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuance of long-term debt. These swap agreements were designated as cash flow hedges. We were not subject to any hedging agreements with respect to our floating rate debt as of December 31, 2004. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

Between January 1, 2003 and December 31, 2005, we increased our total portfolio of properties (after reflecting dispositions) (“Total Portfolio”) from 166 properties to 174 properties and from 26.2 million Company-owned GLA to 29.0 million Company-owned GLA. As a result of this growth of our Total Portfolio, the financial data presented below show significant changes in revenues and expenses from period-to-period attributable to these acquisitions. In order to provide an additional meaningful comparison of results for the years ended December 31, 2005, 2004, and 2003, we present below changes in operating results with respect to those properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) as well as with respect to our Total Portfolio.

In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information. In 2004, we completed the partial disposition of a property. Amounts related to the portion of that property disposed, consisting of $0.6 million  for the year ended December 31, 2004, are included in the Total Portfolio as the sale of the portion of the property was not considered to be a discontinued operation. However those operations are excluded from the Same Property Portfolio.

As discussed in the beginning of this section under the heading, “Restatement Summary,” we previously restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters in those years, as well as the quarterly periods ended March 31, 2005 and June 30, 2005. The information below reflects the impact of that restatement.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

The following table shows selected operating information for our Total Portfolio and the 163 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through December 31, 2005, which constitute the Same Property Portfolio for the years ended December 31, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
Revenue:
Rentals	$243,171	$241,721	$1,450	0.6%	$260,498	$246,110	$14,388	5.8%
Percentage rent	3,257	3,671	(414)	(11.3)%	3,257	3,828	(571)	(14.9)%
Recoveries	79,237	73,587	5,650	7.7%	83,451	74,422	9,029	12.1%
Other property	3,111	1,517	1,594	105.1%	3,139	1,587	1,552	97.8%
Total revenue	328,776	320,496	8,280	2.6%	350,345	325,947	24,398	7.5%
Expenses:
Property operating expenses	47,064	45,233	1,831	4.0%	49,910	45,954	3,956	8.6%
Real estate taxes	48,740	48,378	362	0.7%	51,934	48,973	2,961	6.0%
Net operating income (*)	$232,972	$226,885	$6,087	2.7%	248,501	231,020	17,481	7.6%
Add:
Interest, other, and joint venture fee income					1,071	993	78	7.9%
Gain on sale of marketable securities					8	529	(521)	(98.5)%
Gain on sale of real estate investment					—	28	(28)	(100.0)%
Equity in (loss) income from unconsolidated joint ventures					(77)	86	(163)	(189.5)%
Income from discontinued operations					—	4,654	(4,654)	(100.0)%
Deduct:
Depreciation and amortization					100,411	88,678	11,733	13.2%
Interest					86,435	77,269	9,166	11.9%
General and administrative					32,828	29,668	3,160	10.7%
Income allocated to exchangeable limited partnerships units					241	206	35	17.0%
Income allocated to Series B & C Preferred Units					—	2,176	(2,176)	(100.0)%
Net income attributable to common shareholders					$29,588	$39,313	$(9,725)	(24.7)%

*                      For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 65.

The following discussion of our results of operations for the years ended December 31, 2005 and 2004 relates to the Total Portfolio, except where otherwise noted.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily as a result of:

•       an increase of approximately $13.3 million due to eleven properties acquired after January 1, 2004, partially offset by a $0.4 million decrease related to the 2004 partial property disposition; and

•       on a Same Property Portfolio basis, an increase of $1.5 million primarily as a result of an increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates and a $0.2 million increase in temporary income due to rent payments from seasonal tenants. The increase in rental revenue was partially offset by a decrease of $1.7 million in termination fee income and an increase in the provision for doubtful accounts of $0.8 million due to increased reserves associated with higher outstanding accounts receivable balances.

Percentage Rent.   Percentage rent decreased primarily as a result of:

•       a decrease of $0.2 million related to the 2004 partial property disposition; and

•       on a Same Property Portfolio basis, a decrease of $0.4 million due to $0.1 million of  renewed leases no longer containing percentage rent clauses and lower sales volume and higher sales breakpoints for leases with significant percentage rent provisions.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $3.4 million due to eleven properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $5.7 million primarily due to an increase in property operating recovery income of $3.5 million and real estate tax recovery income of $2.7 million partially offset by an increase in the provision for doubtful accounts of $0.3 million. The increase in property operating recovery income was a result of a $1.8 million increase in property operating expenses and an increase in recovery rates due to higher occupancy of rent paying tenants. The increase in real estate tax recovery income was a result of a $1.5 million increase in real estate tax expense as well as an increase in overall recovery rates due to higher occupancy.

Other Property Income.   Other property income increased primarily as a result of an additional $1.1 million of tax incentive financing income received at one of our shopping centers and an additional $0.4 million received in settlement of prior bankruptcies in excess of amounts previously written off.

Expenses

Property Operating Expenses.   Property operating expenses increased due to the following:

•       an increase of $2.1 million due to eleven properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $1.8 million primarily due to a $1.9 million increase in snow removal costs, $0.3 million increase in cleaning costs, and $0.3 million increase in utility costs, partially offset by a $0.3 million decrease in insurance costs and a $0.3 million decrease in maintenance and supervision expense, due to lower bonus expense and a greater number of properties to share in the expense.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $2.6 million due to eleven properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $0.4 million primarily due to increased valuations assessed for certain properties primarily located in the Midwest offset by an increase in capitalized real estate tax expense associated with redevelopment projects.

Other

Interest, other, and joint venture fee income.   Interest, other, and joint venture fee income increased primarily due to increased interest income due to higher cash balances outstanding in 2005.

Gain on Sale of Marketable Securities.   Gain on sale of marketable securities decreased due to the Company having sold fewer marketable securities in the year ended December 31, 2005.

Gain on Sale of Real Estate Investment.   Gain on sale of real estate investment decreased as the result of the Company not having sold any real estate investments during the year ended December 31, 2005.

Income from Discontinued Operations.   Income from discontinued operations decreased as a result of the Company not having disposed of any properties during the year ended December 31, 2005, as compared to three properties disposed of during fiscal year 2004, excluding the partial disposition, which was not considered a discontinued operation.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization increased due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $9.2 million primarily as a result of an increase in overall indebtedness of $164.0 million from December 31, 2004 to December 31, 2005. This increase was primarily due to indebtedness incurred in connection with the acquisition of properties. Overall, the weighed average effective interest rates remained relatively constant in 2005 compared with 2004. The Company’s weighted average effective interest rate was 6.18% at December 31, 2005 as compared with 6.19% at December 31, 2004.

General and Administrative Expenses.   Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $3.2 million, which included $0.8 million of professional costs, primarily legal and accounting, incurred in 2005 due to the restatement of prior financial statements, partially offset by a decrease of $1.3 million in stock option expense related to variable accounting of certain stock options (as discussed in the “Restatement Summary” above). The tax-offset provision and intrinsic value of these stock options decreased $2.9 million in the year ended December 31, 2005 compared with December 31, 2004 due to a greater decrease in the Company’s stock price during that time period. This decrease was partially offset by an increase in expense of $1.6 million related to the payment and related taxes associated with amending the employment agreement to eliminate the tax-offset provision in respect of these stock options.

After consideration of the non-recurring items related to the restatement of prior financial statements as described above, the net $3.7 million increase in general and administrative expenses is primarily due to:

•       an increase of $1.9 million primarily due to an increase in stock compensation and $0.5 million due to higher payroll costs associated with a larger workforce. The increase in stock compensation expense is primarily due to the amortization of four grants of performance based shares in the year ended December 31, 2005 as compared with the amortization of three grants of performance based shares in the year ended December 31, 2004;

•       an increase in office related costs of $0.6 million primarily due to increased recruiting costs and higher office expenses due to a larger workforce;

•       an increase in advertising and related costs of $0.4 million primarily due to increased corporate promotions and other advertising costs; and

•       an increase of $0.3 million in board compensation due to increased compensation to board members and greater number of meetings of the board of directors and board committees.

Equity in (Loss) Income from Unconsolidated Joint Ventures.   Equity in (loss) income from unconsolidated joint ventures decreased $0.2 million due to a net loss allocated to the Company from its unconsolidated joint ventures.

Income allocated to exchangeable limited partnerships units.   Income allocated to exchangeable limited partnership units increased primarily as a result of a higher allocation due to the increased units issued by the Company in connection with the acquisition of properties in the fourth quarter of 2004 and the third quarter of 2005.

Income allocated to Series B and C Preferred Units.   Income allocated to Series B and C Preferred Units decreased as a result of the Company redeeming all Series B and C Preferred Units of Bradley OP in the first and third quarters of 2004, respectively.

Comparison of the year ended December 31, 2004 to year ended December 31, 2003

The table below shows selected operating information for our Total Portfolio and the 152 properties acquired prior to January 1, 2003 that remained in the Total Portfolio through December 31, 2004, which constitute the Same Property Portfolio for the years ended December 31, 2004 and 2003 (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
Revenue:
Rentals	$221,166	$219,840	$1,326	0.6%	$246,110	$226,757	$19,353	8.5%
Percentage rent	3,779	3,971	(192)	(4.8)%	3,828	3,972	(144)	(3.6)%
Recoveries	67,269	63,956	3,313	5.2%	74,422	65,461	8,961	13.7%
Other property	1,478	1,466	12	0.8%	1,587	1,476	111	7.5%
Total revenue	293,692	289,233	4,459	1.5%	325,947	297,666	28,281	9.5%
Expenses:
Property operating expenses	41,109	42,158	(1,049)	(2.5)%	45,954	43,102	2,852	6.6%
Real estate taxes	43,975	42,312	1,663	3.9%	48,973	43,322	5,651	13.0%
Net operating income (*)	$208,608	$204,763	$3,845	1.9%	231,020	211,242	19,778	9.4%
Add:
Interest, other, and joint venture fee income					993	495	498	100.6%
Gain on sale of marketable securities					529	—	529	100.0%
Gain on sale of real estate investment					28	—	28	100.0%
Equity in income from unconsolidated joint ventures					86	—	86	100.0%
Income from discontinued operations					4,654	4,837	(183)	(3.8)%
Deduct:
Depreciation and amortization					88,678	78,548	10,130	12.9%
Interest					77,269	69,415	7,854	11.3%
General and administrative					29,668	25,198	4,470	17.7%
Income allocated to exchangeable limited partnerships units					206	214	(8)	(3.7)%
Income allocated to Series B & C Preferred Units					2,176	6,656	(4,480)	(67.3)%
Net income attributable to common shareholders					$39,313	$36,543	$2,770	7.6%

*                      For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 65.

The following discussion of our results of operations for the years ended December 31, 2004 and 2003 relates to the Total Portfolio, except where otherwise noted.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily as a result of:

•       an increase of approximately $18.2 million due to fifteen properties acquired after January 1, 2003, partially offset by a $0.2 million decrease related to the 2004 partial property disposition; and

•       on a Same Property Portfolio basis, an increase of $1.5 million, primarily as a result of  a $0.5 million increase in minimum rent, partially offset by a $0.8 million decrease in termination fee income net of termination buyout costs. Minimum rent increased as a result of new leases and rollovers of existing tenants at higher rental rates. Although our weighted average actual occupancy on a same property basis declined to 92.2% as of December 31, 2004 from 92.7% as of December 31, 2003, the new leasing activity offset any loss of rental income related to the decrease in weighted average occupancy.  The increase in rental revenue also included a $1.6 million decrease in the provision for doubtful accounts. A lower provision was required for the year ended December 31, 2004 as compared with the year ended December 31, 2003 as a result of a decrease in large tenant bankruptcies and recoveries of amounts previously written off.

Percentage Rent.   Percentage rent decreased primarily as a result of:

•       a decrease of $0.1 million related to the 2004 partial property disposition; and

•       on a Same Property Portfolio basis, a decrease of $0.3 million primarily due to a $0.2 million decrease related to the loss of four anchor tenants with significant percentage rent components as well as the uncertainty of realization that certain tenant sales thresholds have been met.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $5.6 million due to fifteen properties acquired after January 1, 2003; and

•       on a Same Property Portfolio basis, an increase of $3.3 million, or 5.2%, primarily due to an overall increase in real estate tax recovery income of $2.6 million, a decrease in the provision for allowance for doubtful accounts of $0.4 million and an increase in property operating expense recovery income and other reimbursement income of $0.3 million. Real estate recovery income increased primarily as a result of an increase in real estate tax expense as well as an increase in the real estate tax expense recovery rates due to true-ups related to the improved annual reconciliation process. Property operating expense recovery income increased primarily as a result of an increase in the property operating expense recovery rates due to true-ups related to the annual reconciliation process offset by a decrease in reimbursable property operating expenses.

Other Property Income.   Other property income increased on a Total Portfolio basis primarily due to fifteen properties acquired after January 1, 2003.

Expenses

Property Operating Expenses.   Property operating expenses increased due to the following:

•       an increase of $3.9 million due to fifteen properties acquired after January 1, 2003; offset by

•       on a Same Property Portfolio basis, a decrease of $1.0 million, or 2.5%, primarily as a result of a $0.5 million lease buy-out expense recorded in the prior year, a $0.5 million decrease in insurance expense, and a $0.3 million decrease in snow removal and related costs. These decreases were partially offset by a $0.2 million increase in maintenance and supervision expense and a $0.2 million increase in utility expense.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $4.0 million due to fifteen properties acquired after January 1, 2003; and

•       a $1.7 million increase in real estate taxes on a Same Property Portfolio basis primarily related to increased valuations assessed for certain properties primarily located in the Midwest.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income increased because in 2003, the Company had no investments in unconsolidated joint ventures compared to one investment in an unconsolidated joint venture in 2004.

Gain on Sale of Marketable Securities.   Gain on sale of marketable securities increased due to the Company having sold marketable securities in the year ended December 31, 2004 compared with not having sold any in the year ended December 31, 2003.

Gain on Sale of Real Estate Investment.   Gain on sale of real estate investment increased as the result of the Company having sold real estate investments during the year ended December 31, 2004.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to the Company having entered into its first joint venture agreement in May 2004 with a third party developer for the development and construction of a property.

Income from Discontinued Operations.   Income from discontinued operations decreased due to four properties classified as discontinued operations in 2003, compared to three properties in 2004.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization increased due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $7.9 million primarily due to the issuance of $350.0 million of unsecured notes payable, higher average balances under the Company’s line of credit, and an increase in mortgage loans payable as a result of the assumption of debt from various property acquisitions in 2004 offset by the repayment of $100.0 million of bonds payable. Overall, the weighted average interest rate remained relatively constant in 2004 as compared with 2003. The Company’s weighted average effective interest rate was 6.19% at December 31, 2004 as compared with 6.24% at December 31, 2003.

General and Administrative Expenses.   Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $4.5 million. This increase was primarily due to:

•       an increase of $1.2 million in stock compensation costs due to an increase in the intrinsic value of certain variable stock options. The intrinsic value increased due to a greater increase in our stock price during the year ended December 31, 2004 as compared with year ended December 31, 2003;

•       an increase of $1.1 million in other stock compensation expense  and $0.4 million due to higher payroll costs associated with a larger workforce. The increase in stock compensation expense is primarily due to the amortization of three annual grants of performance based restricted shares in the year ended December 31, 2004 as compared with the amortization of two annual grants of performance based restricted shares in the year ended December 31, 2003;

•       an increase of $1.5 million in salary and incentive compensation expense due to a larger workforce, including the retention of two additional senior officers responsible for joint venture initiatives and as corporate counsel, and the replacement of stock options to be issued to senior management by the issuance of additional restricted shares of substantially equal value;

•       an increase of $0.9 million in office rent due to the Company’s relocation of its corporate office in February 2004; and

•       an increase of $0.5 million in expenses associated with being a public company, including compliance with the Sarbanes-Oxley Act; and

•       an increase of $0.4 million in office expenses primarily due to expenses related to the relocation of the corporate office as well as increased consulting fees.

These increased costs were partially offset by $1.3 million less severance costs for the year ended December 31, 2004 as compared with the year ended December 31, 2003.

Income allocated to exchangeable limited partnerships units.   Income allocated to exchangeable limited partnership units decreased primarily as a result of a redemption of units in the third quarter of 2004.

Income allocated to Series B and C Preferred Units.   Income allocated to Series B and C Preferred Units decreased as a result of the Company redeeming all Series B and C Preferred Units of Bradley OP in the first and third quarters of 2004, respectively.

Liquidity and Capital Resources

We generally do not maintain significant cash or cash equivalent balances. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, we meet our liquidity needs from cash generated from operations and external sources of capital.

At December 31, 2005, we had $1.5 billion of indebtedness. This indebtedness has a weighted average interest rate of 6.18% with an average maturity of 4.2 years. As of December 31, 2005, our market capitalization was $3.1 billion, resulting in a debt-to-total market capitalization ratio of approximately 47.6%.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $9.7 million, or $0.34 per square foot, for the year ended December 31, 2005. We have also incurred and expect to continue to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

We believe that we qualify and we intend to continue to qualify as a REIT under Sections 856-860 of the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to stockholders. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT.

However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions in order to meet these distribution requirements, and we may need to borrow funds, most likely under our line of credit, to pay distributions in the future.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under our line of credit. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $124.4 million for the year ended December 31, 2005 from $123.0 million for the year ended December 31, 2004.

There are a number of factors that could adversely affect our cash flow. The continuation of an economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-let space as leases expire. In addition, an economic downturn or recession could also lead to an increase in tenant bankruptcies, increases in our overall vacancy rates or declines in rents we can charge to re-let properties upon expiration of current leases. In all of these cases, our cash flow would be adversely affected.

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

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our line of credit, bridge financing, the issuance of additional debt and equity securities and long-term property mortgage indebtedness. We believe these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. In addition, we also intend to pursue additional capital for acquisitions through strategic joint ventures with institutional investors.

There are certain factors that may have a material adverse effect on our access to capital resources, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed on us by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-. All three of these rating agencies have currently stated our company’s outlook is stable. A downgrade in outlook or rating by a rating agency could occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

Based on our internal valuation of our properties, we believe the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of December 31, 2005. Therefore, at this time, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit, bridge loan, or unsecured public notes.

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

Environmental Matters

We currently have fifteen properties in our portfolio that are undergoing, or have been identified as requiring, some form of remediation (including monitoring for compliance) to clean up contamination. In these cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. We also currently have eleven properties in our portfolio that we are monitoring for compliance as a result of contamination on adjacent properties.

Of the approximately fifteen properties cited above, nine of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. All of these contributed properties (together with eleven other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.0 million of environmental costs pursuant to this indemnity. As of December 31, 2005, we were due $0.6 million under this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

With respect to the remaining properties cited above not covered by the Net Realty Holding Trust indemnity, no clean-up activities are currently taking place and our requisite on-going responsibilities are to monitor those properties for compliance and to determine if any remediation or other action may be required in the future. We believe that the costs of monitoring these properties are not material, individually or in the aggregate, to our financial condition and we have established reserves for such costs. Any failure to remediate the contamination at our properties properly may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell the contaminated property. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to us or that a material environmental condition does not otherwise exist with respect to any of our properties.

Contractual Obligations and Contingent Liabilities

The following table summarizes our repayment obligations under our indebtedness outstanding as of December 31, 2005 (in thousands):

Property	2006	2007	2008	2009	2010	Thereafter	Total
Mortgage loans payable:
Meridian Village Plaza(1)	$4,841	—	—	—	—	—	4,841
Spring Mall	8,021	—	—	—	—	—	8,021
Southport Centre	171	9,593	—	—	—	—	9,764
Long Meadow Commons (1)(2)	344	8,717	—	—	—	—	9,061
Innes Street Market	380	12,098	—	—	—	—	12,478
Southgate Shopping Center	119	2,166	—	—	—	—	2,285
Hale Road & Northern Hills	—	14,600	—	—	—	—	14,600
Salem Consumer Square	508	563	8,731	—	—	—	9,802
St. Francis Plaza	207	225	243	—	—	—	675
Burlington Square(1)	209	227	243	12,724	—	—	13,403
Crossroads III & Slater Street(1)	185	201	214	13,295	—	—	13,895
Buckingham Place(1)	69	74	79	5,054	—	—	5,276
County Line Plaza(1)	222	240	256	16,002	—	—	16,720
Trinity Commons (1)	185	200	214	13,776	—	—	14,375
8 shopping centers, cross collaterialized	1,843	1,993	2,154	72,132	—	—	78,122
Montgomery Commons(1)	86	94	100	102	7,334	—	7,716
Warminster Towne Center(1)	283	307	329	362	18,294	—	19,575
Clocktower Place(1)	132	144	154	171	11,838	—	12,439
545 Boylston Street and William J. McCarthy Building	711	772	838	910	30,896	—	34,127
29 shopping centers, cross collateralized	2,728	2,955	3,147	3,461	220,654	—	232,945
The Market of Wolf Creek III(1)	98	106	113	125	135	8,042	8,619
Spradlin Farm(1)	203	219	232	253	272	15,915	17,094
The Market of Wolf Creek I(1)	163	176	188	206	222	9,105	10,060
Berkshire Crossing	472	503	534	571	608	11,342	14,030
Grand Traverse Crossing	394	424	457	492	530	10,621	12,918
Salmon Run Plaza(1)	349	381	417	456	498	2,238	4,339
Elk Park Center	321	346	374	403	435	6,068	7,947
Grand Traverse Crossing - Wal-Mart	179	193	208	225	156	4,034	4,995
The Market of Wolf Creek II(1)	103	111	120	129	140	1,288	1,891
Montgomery Towne Center	393	307	335	364	396	4,866	6,661
Bedford Grove-Wal-Mart	164	178	191	207	223	2,952	3,915
Berkshire Crossing-Home Depot/Wal-Mart	258	278	300	324	349	4,869	6,378
Total mortgage loans payable	$24,341	58,391	20,171	141,744	292,980	81,340	618,967
Unsecured notes payable (3)	1,490	—	100,000	150,000	—	200,000	451,490
Line of credit facility	—	—	328,000	—	—	—	328,000
Bridge loan payable	50,000	—	—	—	—	—	50,000
Total indebtedness	$75,831	58,391	448,171	291,744	292,980	281,340	1,448,457

(1)             The aggregate repayment amount for mortgage loans payable of $618,967 does not reflect the unamortized mortgage loan premiums totaling $11,852 related to the assumption of sixteen mortgage loans with above-market contractual interest rates.

(2)             Property is encumbered by two mortgage loans maturing in July 2007.

(3)             The aggregate repayment amount of $451,490 does not reflect the unamortized original discounts of $1,526 related to the April and October 2004 bond issuances.

As of December 31, 2005, the indebtedness described in the table above requires principal amortization and balloon payments of $75.8 million in 2006. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance these and other future balloon payments through borrowings under our line of credit. We may also refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of December 31, 2005, in addition to the repayment obligations under the indebtedness described above, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Construction contracts and tenant improvement obligations	$7,650	—	—	—	—	—	$7,650
Ground leases and subleases	1,727	1,817	1,826	1,819	1,812	68,571	77,572
Office leases	1,185	1,189	1,192	1,301	1,274	4,971	11,112
Total	$10,562	3,006	3,018	3,120	3,086	73,542	$96,334

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

The future contractual payment obligations in the above table do not reflect the matters described below under “Off-Balance Sheet Arrangements.”  Additionally, the repayment obligations reflected in the above table do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan, which are more fully described in Note 15 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Annual Report, and which are not included in the above table. Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

La Vista

Through a joint venture with Westwood Development Group, our joint venture has committed to purchase two parcels of land in La Vista, Nebraska adjoining a site our joint venture already owns. The purchase is expected to occur prior to November 30, 2007, at a purchase price of $11 million, resulting in a total purchase price for all three parcels of $26 million. These parcels of land will be developed into a new 550,000 square foot shopping center expected to be completed in the second quarter of 2008.

Off-Balance Sheet Arrangements

We do not believe that we currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

However, in a few cases, we have made commitments to provide funds to our existing unconsolidated joint ventures (discussed below) under certain circumstances. The commitments associated with these unconsolidated joint ventures are not reflected as liabilities on our consolidated financial statements. These existing unconsolidated joint ventures are not variable interest entities nor do we have control of these partnerships and, therefore, we account for them using the equity method of accounting.

In May 2004, the Company entered into a joint venture agreement with a third party developer for the development and construction of Lakes Crossing Shopping Center in Muskegon, Michigan. As of December 31, 2005, the Company does not consolidate the operations of the Lakes Crossing joint venture in its financial statements. Under the terms of the Lakes Crossing joint venture, we have a 50% interest in the venture and we have agreed to contribute any capital that might be required by the joint venture. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in late 2006, the Company may be required to purchase the third party’s joint venture interest. The purchase price for this interest would be at the agreed-upon fair market value.

We have also fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of December 31, 2005, $17.8 million is outstanding under the construction loan. This amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of December 31, 2005 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, we formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, we have a 25% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a mortgage loan outstanding of approximately $14.7 million as of December 31, 2005. We have agreed to indemnify the mortgage lender for bad acts and environmental liabilities with respect to the Skillman Abrams loan. As of December 31, 2005, the carrying value of our investment in the joint venture was approximately $1.1 million.

We have entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process. In some cases, we have paid deposits in connection with our joint venture entering into purchase and sale agreements with respect to such sites. In the case of projects still in the due diligence or investigative period, these deposits are either fully or partially refundable by the seller or by our joint venture partner.

Financings

Bridge Loan

On November 28, 2005, we entered into a $100 million term loan, or “bridge loan,” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two year extension. Our ability to borrow under the bridge loan is subject to our ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits our ability to make distributions in excess of 95% of our annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at December 31, 2005 was

5.09%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon our debt rating, and requires quarterly payments. We are the borrower under this bridge loan, and Bradley OP and Heritage OP have guaranteed this bridge loan. This bridge loan is being used principally to fund growth opportunities and for working capital purposes. As of December 31, 2005, $50.0 million had been drawn under the bridge loan. We anticipate fully repaying the bridge loan in the second or third quarter of 2006 with the proceeds of an unsecured financing.

Line of Credit

On March 29, 2005, we refinanced our then existing line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this line of credit may be increased to $500 million. Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 95% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This new credit facility also includes a competitive bid option that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at December 31, 2005 was 4.98%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. As of December 31, 2005, $328.0 million was outstanding under this line of credit.

We believe that we are in compliance with all of the financial covenants under the bridge loan and the line of credit as of the date of this Form 10-K. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some of our business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth. Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the bridge loan and the line of credit.

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

We believe we are in compliance with all applicable covenants under these indentures as of December 31, 2005.

Bradley Notes

Prior to our acquisition of Bradley Real Estate, Inc., Bradley OP completed the sale of three series of senior, unsecured debt securities. We repaid in full one of these series of Bradley OP debt securities upon maturity in November 2004. These debt securities were issued pursuant to the terms of an indenture and two supplemental indentures entered into by Bradley OP with LaSalle Bank National Association, as trustee, beginning in 1997. The indenture and two supplemental indentures contain various covenants, including covenants that restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries that are owned directly or indirectly by Bradley OP. Specifically, for as long as these debt securities are outstanding, Bradley OP is not permitted to:

•       incur any additional indebtedness if the aggregate principal amount of all indebtedness of Bradley OP and its subsidiaries would be greater than 60% of the total assets of Bradley OP and its subsidiaries.

•       incur any additional indebtedness if the ratio of Bradley OP’s consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

•       incur any additional indebtedness if, after giving effect to any additional indebtedness, the total secured indebtedness of Bradley OP and its subsidiaries is greater than 40% of the total assets, as defined, of Bradley OP and its subsidiaries.

•       own, along with its subsidiaries, total unencumbered assets equal to less than 150% of the aggregate outstanding principal amount of unsecured indebtedness of Bradley OP and its subsidiaries.

For purposes of these covenants, any indebtedness incurred by Heritage, Heritage OP or any of the Company’s subsidiaries that are owned directly or indirectly by Heritage OP is not included as indebtedness of Bradley OP.

Notes due 2006.   In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the “2006 Notes”). The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of December 31, 2005. We will repay the 2006 Notes upon maturity with borrowings under our line of credit.

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

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of December 31, 2005.

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

The table set forth below reconciles our Funds from Operations to our net income. As described in the “Restatement Summary” at the beginning of Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, we restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. This restatement adjusted our net income. The following table reflects the impact of those restated historical financial statements (in thousands).

	Year Ended December 31,
	2005	2004	2003
Net income	$29,588	$39,313	$36,543
Add (deduct):
Depreciation and amortization (real-estate related)
Continuing operations	99,738	87,869	77,931
Discontinued operations	—	314	416
Pro-rata share of unconsolidated joint venture depreciation	440	13	—
Net gains on sales of real estate investments and equipment	—	(3,986)	(2,683)
Funds from Operations	$129,766	$123,523	$112,207

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors. Until September 2005, Mr. Cammarata was non-executive Chairman of the Board of TJX Companies, Inc., our largest tenant. In September 2005, Mr. Cammarata became President and Chief Executive Officer of TJX, positions he previously held. In October 2005, TJX appointed a new President, with Mr. Cammarata continuing to serve as Chief Executive Officer. Annualized base rent from the TJX Companies represents approximately 5.3% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, accounts receivable for contractual and straight-line rent of $2.0 million were outstanding as of December 31, 2005. TJX pays us rent in accordance with 52 leases at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of our board of directors. Until December 31, 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop. Mr. Vaughn is also a member of the Board of Trustees of our largest stockholder, New England Teamsters & Trucking Industry Pension Fund (“NETT”). Annualized base rent from Ahold USA and its subsidiary companies represents approximately 0.6% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, accounts receivable for contractual and straight-line rent of $0.4 million were outstanding as of December 31, 2005. Ahold USA and its subsidiary companies pay us rent in accordance with 3 leases at our properties.

A.C. Moore

In June 2004, Michael J. Joyce became a member of our board of directors.  In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts.  Annualized base rent from A.C. Moore represents 0.2% of our total annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, accounts receivable for contractual and straight-line rent of $0.1 million were outstanding as of December 31, 2005. A.C. Moore pays us rent in accordance with 3 leases at our properties.

131 Dartmouth Street Joint Venture and Lease

In November 1999, we entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by us. We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building. We have no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through December 31, 2005.

In February 2004, we entered into an eleven-year lease with our joint venture with NETT for approximately 31,000 square feet of space at 131 Dartmouth Street and we moved our corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, we began paying rent to the joint venture in February 2005. We pay $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2010 through 2014. We believe that the rent payable under this lease is consistent with market rates.

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

Inflation

Inflation has had a minimal impact on the operating performance of our properties. However, many of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. These escalation clauses often are at fixed rent increases or indexed escalations (based on the consumer price index or other measures). Many of our leases are also for terms of fewer than ten years, which permits us to seek to increase rents to market rates upon renewal. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. We believe this reduces our exposure to increases in costs and operating expenses resulting from inflation.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective for the fiscal year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on our consolidated results of operations, financial position, or liquidity.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial condition and results of operations, financial position, or liquidity.

In September 2005, the Emerging Issues Task Force issued Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, (“EITF 04-5”). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The adoption of EITF 04-5 did not have a material impact on our financial condition and results of operations, financial position, or liquidity.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders (the most directly comparable GAAP financial measure), plus income allocated to minority interests in Bradley OP, general and administrative expense, depreciation and amortization, and interest expense, less income from discontinued operations, and interest, other, and joint venture fee income.

We use NOI internally, and believe NOI provides useful information to investors, as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income in order to provide results that more closely relate to a property’s results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following sets forth a reconciliation of NOI to net income available to common shareholders. As described in the “Restatement Summary” at the beginning of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, we restated our financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. This restatement adjusted our net income. The following table reflects the impact of those restated historical financial statements (in thousands):

	Years ended December 31,
	2005	2004	2003	2002	2001
Net operating income	$248,501	$231,020	$211,242	$194,814	$177,113
Add:
Interest, other, and joint venture fee income	1,071	993	495	100	298
Gain on sale of marketable securities	8	529	—	—	—
Gains on sales of real estate investments	—	28	—	2,924	4,159
Income from discontinued operations	—	696	2,154	2,872	3,004
Gains on sales of discontinued operations	—	3,958	2,683	384	—
Equity in (loss) income from unconsolidated joint ventures	(77)	86	—	—	—
Net derivative gains	—	—	—	—	986
Deduct:
Depreciation and amortization	100,411	88,678	78,548	69,601	63,686
Interest	86,435	77,269	69,415	72,312	90,342
General and administrative	32,828	29,668	25,198	23,351	12,640
Loss on prepayment of debt	—	—	—	6,749	—
Income allocated to exchangeable limited partnership units	241	206	214	216	—
Income allocated to Series B and C Preferred Units	—	2,176	6,656	6,656	6,656
Net derivative losses	—	—	—	7,766	—
Net income	29,588	39,313	36,543	14,443	12,236
Deduct:
Preferred stock distributions	—	—	—	14,302	43,345
Accretion of redeemable equity	—	—	—	328	995
Net income (loss) attributable to common shareholders	$29,588	$39,313	$36,543	$(187)	$(32,104)

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

The following table presents our contractual fixed rate debt obligations as of December 31, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2006	2007	2008	2009	2010	2011+	Total(1)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$23,869	$57,888	$19,637	$141,173	$292,372	$69,998	$604,937	7.30%
Variable rate	472	503	534	571	608	11,342	14,030	6.29%
Unsecured Debt:
Fixed rate	1,490	—	100,000	150,000	—	200,000	451,490	5.66%
Variable rate	50,000	—	328,000	—	—	—	378,000	4.99%
Total	$75,831	$58,391	$448,171	$291,744	$292,980	$281,340	$1,448,457	6.18%

(1)          The aggregate repayment amount of $1,448,457 does not reflect the unamortized mortgage loan premiums totaling $11,852 related to the assumption of sixteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,526 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at December 31, 2005 increase by 10%, or 50 basis points, the increase in interest expense would decrease future earnings and cash flows by $2.0 million annually.

During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2005 in relation to total assets and our total market capitalization.

Item 8:                       Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page F-1 of this Form 10-K

Item 9:                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:               Controls and Procedures

(a)   Restatement

On October 17, 2005, we determined that our previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarterly periods within those years, and for the quarterly periods ended March 31, 2005 and June 30, 2005, needed to be restated to correct an error. The error pertained to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, our Chairman, President and Chief Executive Officer. As a result of the error, in November 2005, we restated our historical financial statements to record a liability and to recognize compensation expense related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision. See Note 2 to the Consolidated Financial Statements of this Form 10-K for a summary of the restatement.

(b)   Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(c)   Changes in Internal Control over Financial Reporting

In connection with the restatement described above, under the direction of our Chief Executive Officer and Chief Financial Officer, during the fourth quarter of 2005, our management reevaluated our disclosure controls and procedures as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission on Internal Control—Integrated Framework. During the course of this reevaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2004 due to a material weakness in internal control over financial reporting with respect to our accounting for significant compensation arrangements, such as executive employment and severance agreements and stock-based compensation plans.

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

To remediate the material weakness described above, during the fourth quarter of 2005, we enhanced our review procedures over the accounting for significant compensation arrangements. These enhanced review procedures include the formal review and written determination by our internal accounting staff prior to adoption and implementation of the accounting for all significant compensation arrangements. As of the date of this Form 10-K, we have designed and implemented controls over the review of significant compensation arrangements to ensure that the accounting and reporting of such arrangements are in accordance with U.S. generally accepted accounting principles and in a manner that has remediated the material weakness in our internal control over financial reporting as of December 31, 2005.

(d)   Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Form 10-K.

Item 9B:              Other Information

None.

PART III

Item 10:                Directors and Executive Officers of the Registrant

The information contained in the sections captioned “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement is incorporated herein by reference.

On June 6, 2005, the Company’s Chief Executive Officer submitted to the New York Stock Exchange (the “NYSE”) the annual certification required by Section 303A.12 (a) of the NYSE Company Manual. This certificate was not qualified in any respect. In addition, the Company has filed with the Securities and Exchange Commission as Exhibits 31.1 and 31.2 to this Form 10-K the certifications, required pursuant to Section 302 of the Sarbanes-Oxley Act, of the Company’s Chief Executive Officer and Chief Financial Officer, respectively, relating to the quality of the Company’s public disclosure.

Item 11:                Executive Compensation

The information contained in the sections captioned “Proposal One: Election of Directors” and “Executive Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12:                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

The following table summarizes the equity compensation plans under which common stock may be issued as of December 31, 2005:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,738,297	(1)	$25.90	(2)	830,050
Equity compensation plans not approved by stockholders	—		—		—
Total	2,738,297		$25.90		830,050

(1)          Of the 2,724,418 shares to be issued upon exercise of outstanding options, warrants, or rights, (a) 2,356,998 are subject to outstanding stock options, and (b) 381,299 have been issued as restricted stock awards.

(2)          Computed only with respect to outstanding stock options. Restricted stock awards under the plan are issued without an exercise price.

Item 13:                Certain Relationships and Related Transactions

The information contained in the section captioned “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14:                Principal Accountant Fees and Services

The information contained in the section captioned “Principal Accountant Fees and Services” of the Proxy Statement is incorporated herein by reference.

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
4.2

Indenture, dated as of November 24, 1997, by and between Bradley Operating Limited Partnership and LaSalle Bank National Association relating to the Senior Debt Securities of Bradley Operating Limited Partnership(1)

4.3	Supplemental Indenture No. 2, dated as of January 28, 1998, between Bradley Operating Limited Partnership and LaSalle Bank National Association(1)
4.4	Supplemental Indenture No. 3, dated as of March 10, 2000, between Bradley Operating Limited Partnership and LaSalle Bank National Association(1)
4.5	Supplemental Indenture No. 4, dated as of May , 2004, between Bradley Operating Limited Partnership and LaSalle Bank National Association(8)
4.6

Indenture, dated as of April 1, 2004, by and between Heritage Property Investment Trust, Inc., Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and LaSalle Bank National Association relating to 5.125% Notes due 2014 of Heritage Property Investment Trust, Inc.(8)

4.7	Form of 5.125% Note due 2014 (Included in Exhibit 4.7)(8)
4.8	Guarantee of 5.125% Notes due 2014, dated as of April 1, 2004, by Heritage Property Investment Limited Partnership(8)
4.9	Guarantee of 5.125% Notes due 2014, dated as of April 1, 2004, by Bradley Operating Limited Partnership(8)
4.10

Registration Rights Agreement, dated as of April 1, 2004, by and between Heritage Property Investment Trust, Inc., Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and the Initial Purchasers relating to 5.125% Notes due 2014 and Guarantees of 5.125% Notes due 2014(8)

4.11

Indenture, dated as of October 15, 2004, by and between Heritage Property Investment Trust, Inc, Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and LaSalle Bank National Association relating to 4.50% Notes due 2009 of Heritage Property Investment Trust, Inc.(10)

4.12	Form of 4.50% Note due 2009 (Included in Exhibit 4.12)
4.13	Guarantee of 4.50% Notes due 2009, dated as of October 15, 2004, by Heritage Property Investment Limited Partnership(10)

4.14	Guarantee of 4.50% Notes due 2009, dated as of October 15, 2004, by Bradley Operating Limited Partnership(10)
4.15

Registration Rights Agreement, dated as of October 15, 2004, by and between Heritage Property Investment Trust, Inc., Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and the Initial Purchasers relating to 4.50% Notes due 2009 and Guarantees of 4.50% Notes due 2009(10)

10.1	Amended and Restated Limited Partnership Agreement of Heritage Property Investment Limited Partnership, dated as of April 29, 2002(1)
10.2	Second Amended and Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership dated as of September 2, 1997(1)
10.3	Amendment, dated as of September 18, 2000, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)
10.4	Amendment, dated as of April 29, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)
10.5	Amendment, dated as of May 17, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(2)
10.6	Amended and Restated 2000 Equity Incentive Plan, as amended(7)
10.7	Form of restricted stock and stock option agreements(1)
10.8	Supplemental Executive Retirement Plan(1)
10.9

Credit Agreement, dated as of March 29, 2005 by and among Heritage Property Investment Trust, Inc., Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Agent, each of Deutsche Bank Trust Company Americas and Key Bank National Association, as Syndication Agents, each of Bank of America, National Association and Commerzbank Aktiengesellschaft, New York Branch, as Documentation Agents, and each of the financial institutions initially a signatory to the Credit Agreement(11)

10.10	Loan Agreement, dated as of September 18, 2000, between Heritage SPE LLC and Prudential Mortgage Capital Company, LLC(1)
10.11	Promissory Note, dated as of December 14, 1999, by and among Heritage Property Investment Limited Partnership, NH Heritage Limited Partnership and Metropolitan Life Insurance Company, as amended(1)
10.12	Promissory Note, dated as of September 13, 2000, by Heritage Property Investment Limited Partnership in favor of The Variable Annuity Life Insurance Company(1)
10.13	Employment Agreement with Thomas C. Prendergast, President and Chief Executive Officer, as amended by the First Amendment, dated as of April 3, 2000(1)
10.14	Amendment, dated July 24, 2002, to Employment Agreement with Thomas C. Prendergast(3)
10.15	Amendment, dated December 30, 2005, to Employment Agreement with Thomas C. Prendergast(15)

10.16

Change in Control/Severance Agreements with Bruce Anderson, Vice President, Acquisitions, Stephen Faberman, Vice President, Corporate Counsel, David Gaw, Senior Vice President, Chief Financial Officer, Patrick O’Sullivan, Vice President, Finance and Accounting, Robert Prendergast, Senior Vice President, Chief Operating Officer, Barry Rodenstein, Vice President, Leasing, David Sweetser, Vice President, Property Management, Construction and Business Development, and Louis Zicht, Vice President, General Counsel(9)

10.17	Second Amended and Restated Stockholders Agreement, by and among Heritage Property Investment Trust, Inc., Net Realty Holding Trust and The Prudential Insurance Company of America(5)
10.18

Registration Rights, Lock-Up and Redemption Agreement, dated as of May 17, 2002, by and among Heritage Property Investment Trust, Inc., Bradley Operating Limited Partnership and the holders named therein(6)

10.19

Term Loan Agreement dated as of November 28, 2005 by and among Heritage Property Investment Trust, Inc., as borrower, Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and each of the financial institutions initially a signatory to the Term Loan Agreement.(12)

10.20	Amendment to Severance Agreement, dated as of May 6, 2005, by and between Heritage Property Investment Trust, Inc. and Robert G. Prendergast(13)
10.21

Amendments to Change in Control/Severance Agreements, each dated as of September 12, 2005, by and between Heritage Property Investment Trust, Inc. and each of Bruce Anderson, Vice President, Acquisitions, Stephen Faberman, Vice President, Corporate Counsel, Patrick O’Sullivan, Vice President, Finance and Accounting, Barry Rodenstein, Vice President, Leasing, David Sweetser, Vice President, Property Management, Construction and Business Development, and Louis Zicht, Vice President, General Counsel(14)

21.1	List of Subsidiaries of the registrant.
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

†                    Denotes a management contract or compensatory plan, contract or arrangement.

(1)          Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-69118).

(2)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(3)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(4)          Intentionally omitted.

(5)          Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-109538).

(6)          Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-109537).

(7)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(8)          Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-116298).

(9)          Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 12, 2004.

(10)   Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-121578).

(11)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 29, 2005.

(12)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2005.

(13)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 6, 2005.

(14)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 13, 2005.

(15)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 5, 2006.

Reports on Form 8-K.

On October 20, 2005, the Company filed a Current Report on Form 8-K announcing its plan to restate certain prior financial statements.

On November 8, 2005, the Company furnished to the SEC under Item 12 of Form 8-K a copy of the Company’s Press Release, dated November 8, 2005, as well as supplemental operating and financial data regarding the Company for the third quarter of 2005.

On December 1, 2005, the Company filed a Current Report on Form 8-K Registrant with respect to its entry into a $100.0 million term loan agreement.

On December 13, 2005, the Company filed a Current Report on Form 8-K with respect to modifications of its outside directors compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
	By:	/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
President and Chief Executive Officer
Dated: March 15, 2006

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS C. PRENDERGAST	President and Chief Executive	March 15, 2006
Thomas C. Prendergast	Officer, Director (principal executive officer)
/s/ DAVID G. GAW	Senior Vice President, Chief	March 15, 2006
David G. Gaw	Financial Officer and Treasurer (principal financial officer)
/s/ PATRICK H. O’SULLIVAN	Vice President, Finance and	March 15, 2006
Patrick H. O’Sullivan	Accounting and Assistant Treasurer (principal accounting officer)
/s/ JOSEPH L. BARRY	Director	March 15, 2006
Joseph L. Barry
/s/ BERNARD CAMMARATA	Director	March 15, 2006
Bernard Cammarata
/s/ RICHARD C. GARRISON	Director	March 15, 2006
Richard C. Garrison
/s/ MICHAEL J. JOYCE	Director	March 15, 2006
Michael J. Joyce
/s/ DAVID W. LAUGHTON	Director	March 15, 2006
David W. Laughton

/s/ KEVIN C. PHELAN	Director	March 15, 2006
Kevin C. Phelan
/s/ KENNETH K. QUIGLEY, JR.	Director	March 15, 2006
Kenneth K. Quigley, Jr.
/s/ RICH REARDON	Director	March 15, 2006
Rich Reardon
/s/ WILLIAM M. VAUGHN III	Director	March 15, 2006
William M. Vaughn III
/s/ ROBERT J. WATSON	Director	March 15, 2006
Robert J. Watson

HERITAGE PROPERTY INVESTMENT TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Management’s Annual Report on Internal Control
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

Based on its assessment, management determined that, as of December 31, 2005, Heritage Property Investment Trust, Inc. maintained effective internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of internal control over financial reporting. This audit report appears on page F-3 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Heritage Property Investment Trust, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Heritage Property Investment Trust, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and the financial statement schedule III listed in the index to the consolidated financial statements and financial statement schedule, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP

Boston, Massachusetts
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Heritage Property Investment Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Heritage Property Investment Trust, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III listed in the accompanying index to consolidated financial statements and financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 10, 2006

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands of dollars, except for share amounts)

	December 31, 2005	December 31, 2004
Assets
Real estate investments, net	$2,305,402	$2,222,638
Cash and cash equivalents	—	6,720
Accounts receivable, net of allowance for doubtful accounts of $10,585 in 2005 and $9,583 in 2004	54,077	41,148
Prepaids and other assets	30,219	24,488
Investments in unconsolidated joint ventures	5,211	3,406
Deferred financing and leasing costs	63,320	54,150
Total assets	$2,458,229	$2,352,550
Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$630,819	$649,040
Unsecured notes payable	449,964	449,763
Line of credit facility	328,000	196,000
Bridge loan payable	50,000	—
Accrued expenses and other liabilities	96,286	99,955
Accrued distributions	25,224	24,915
Total liabilities	1,580,293	1,419,673
Minority Interests:
Exchangeable limited partnership units	17,125	13,008
Other minority interest	—	2,425
Total minority interests	17,125	15,433
Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,385,995 and 46,934,285 shares issued and outstanding at December 31, 2005 and 2004, respectively	47	47
Additional paid-in capital	1,174,855	1,160,081
Cumulative distributions in excess of net income	(309,219)	(239,403)
Unearned compensation	(3,672)	(2,775)
Other comprehensive loss	(1,200)	(506)
Total shareholders’ equity	860,811	917,444
Total liabilities and shareholders’ equity	$2,458,229	$2,352,550

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003
(In thousands, except per-share data)

	2005	2004	2003
Revenue:
Rentals and recoveries	$350,345	$325,947	$297,666
Interest, other, and joint venture fee income	1,071	993	495
Total revenue	351,416	326,940	298,161
Expenses:
Property operating expenses	49,910	45,954	43,102
Real estate taxes	51,934	48,973	43,322
Depreciation and amortization	100,411	88,678	78,548
Interest	86,435	77,269	69,415
General and administrative	32,828	29,668	25,198
Total expenses	321,518	290,542	259,585
Income before gain on sale of marketable securities and real estate investment	29,898	36,398	38,576
Gain on sale of marketable securities	8	529	—
Gain on sale of real estate investment	—	28	—
Income before equity in (loss) income from unconsolidated joint ventures and allocation to minority interests	29,906	36,955	38,576
Equity in (loss) income from unconsolidated joint ventures	(77)	86	—
Income allocated to exchangeable limited partnership units	(241)	(206)	(214)
Income allocated to Series B & C Preferred Units	—	(2,176)	(6,656)
Income before discontinued operations	29,588	34,659	31,706
Discontinued Operations:
Income from discontinued operations	—	696	2,154
Gains on sales of discontinued operations	—	3,958	2,683
Income from discontinued operations	—	4,654	4,837
Net income attributable to common shareholders	$29,588	$39,313	$36,543
Basic per-share data:
Income before discontinued operations	$0.63	$0.75	$0.76
Income from discontinued operations	—	0.10	0.12
Income attributable to common shareholders	$0.63	$0.85	$0.88
Weighted average common shares outstanding	46,888	46,385	41,747
Diluted per-share data:
Income before discontinued operations	$0.62	$0.74	$0.75
Income from discontinued operations	—	0.10	0.12
Income attributable to common shareholders	$0.62	$0.84	$0.87
Weighted average common and common equivalent shares outstanding	48,176	47,288	42,484

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003
Net income attributable to common shareholders	$29,588	$39,313	$36,543
Other comprehensive loss:
Net realized loss from settlement of cash flow hedges	—	(487)	—
Unrealized loss on cash flow hedges	(910)	—	—
Unrealized holding gains on marketable securities	8	529	—
Reclassification adjustments for amortization of realized loss of cash flow hedges, net	216	(19)	—
Reclassification adjustment for realized gain from sale of marketable securities	(8)	(529)	—
Total other comprehensive loss	(694)	(506)	—
Comprehensive income	$28,894	$38,807	$36,543

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2005, 2004 and 2003
(In thousands, except per-share data)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	$42	$1,006,416	$(126,803)	$(1,047)	$—	$878,608
Net income	—	—	36,543	—	—	36,543
Issuance of common stock	4	126,424	—	—	—	126,428
Equity issuance costs	—	(3,375)	—	—	—	(3,375)
Accrued common stock distributions ($2.10 per share)	—	—	(90,197)	—	—	(90,197)
Amendment of warrants	—	86	—	—	—	86
Issuance of restricted stock	—	5,993	—	(5,993)	—	—
Issuance of common stock to directors	—	190	—	—	—	190
Compensation expense associated with restricted stock plans	—	782	—	5,217	—	5,999
Compensation expense associated with variable stock options	—	2,500	—	—	—	2,500
Balance at December 31, 2003	46	1,139,016	(180,457)	(1,823)	—	956,782
Net income	—	—	39,313	—	—	39,313
Issuance of common stock	1	9,982	—	—	—	9,983
Equity issuance costs	—	(114)	—	—	—	(114)
Repurchase of common stock	—	(34)	—	—	—	(34)
Accrued common stock distributions ($2.10 per share)	—	—	(98,259)	—	—	(98,259)
Conversion of operating partnership units to common stock	—	171	—	—	—	171
Issuance of restricted stock	—	6,302	—	(6,302)	—	—
Issuance of common stock to directors	—	254	—	—	—	254
Compensation expense associated with restricted stock plans and deferred stock units	—	1,283	—	5,350	—	6,633
Compensation expense associated with variable stock options	—	3,221	—	—	—	3,221
Realized loss from settlement of cash flow hedges, net	—	—	—	—	(487)	(487)
Reclassification adjustments for amortization of realized loss of cash flow hedges, net	—	—	—	—	(19)	(19)
Unrealized holding gains on marketable securities	—	—	—	—	529	529
Reclassification adjustment for realized gain from sale of marketable securities	—	—	—	—	(529)	(529)
Balance at December 31, 2004	47	1,160,081	(239,403)	(2,775)	(506)	917,444
Net income	—	—	29,588	—	—	29,588
Issuance of common stock	—	4,355	—	—	—	4,355
Equity issuance costs		(116)				(116)
Issuance of deferred stock units	—	146	—	—	—	146
Accrued common stock distributions ($2.10 per share)	—	—	(99,382)	—	—	(99,382)
Accrued deferred stock unit distributions ($2.10 per share)	—	22	(22)	—	—	—
Issuance of restricted stock	—	7,479	—	(7,479)	—	—
Issuance of common stock to directors	—	28	—	—	—	28
Compensation expense associated with restricted stock plans and deferred stock units	—	1,268	—	6,582	—	7,850
Compensation expense associated with variable stock options	—	1,592	—	—	—	1,592
Unrealized loss on cash flow hedges	—	—	—	—	(910)	(910)
Reclassification adjustments for amortization of realized loss of cash flow hedges, net	—	—	—	—	216	216
Unrealized holding gains on marketable securities	—	—	—	—	8	8
Reclassification adjustment for realized gain from sale of marketable securities	—	—	—	—	(8)	(8)
Balance at December 31, 2005	$47	$1,174,855	$(309,219)	$(3,672)	$(1,200)	$860,811

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$29,588	$39,313	$36,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,411	88,992	78,964
Amortization of deferred debt financing costs	2,024	2,057	2,066
Amortization of debt premiums and discounts	(2,332)	(1,601)	(821)
Amortization of effective portion of interest rate swaps	216	(19)	—
Compensation expense associated with stock plans	9,470	10,108	8,775
Net gains on sales of real estate investments	—	(3,986)	(2,683)
Loss (Earnings) from unconsolidated investment in joint ventures	77	(86)	—
Income allocated to Series B & C Preferred Units	—	2,176	6,656
Income allocated to exchangeable limited partnership units	241	206	214
Gain on sale of marketable securities	(8)	(529)	—
Changes in operating assets and liabilities	(15,326)	(13,589)	18,974
Net cash provided by operating activities	124,361	123,042	148,688
Cash flows from investing activities:
Acquisitions of and additions to real estate investments and in-place lease value	(158,142)	(141,416)	(174,931)
Expenditures for investment in unconsolidated joint ventures	(1,882)	(3,321)	—
Investment in mortgage loan receivable	—	(9,188)	—
Repayment of mortgage loan receivable	—	9,188	—
Net proceeds from sales of real estate investments	—	29,848	15,528
Proceeds from sale of marketable securities	121	1,101	—
Expenditures for capitalized leasing commissions	(5,893)	(6,403)	(4,933)
Expenditures for furniture, fixtures and equipment	(477)	(1,924)	(795)
Redemption of exchangeable limited partnership units	(1,007)	—	—
Purchase of minority interest	(2,425)	—	—
Net cash used for investing activities	(169,705)	(122,115)	(165,131)
Cash flows from financing activities:
Repayments of mortgage loans payable	(45,166)	(31,098)	(16,390)
Proceeds from unsecured notes payable	—	348,138	—
Repayments of unsecured notes payable	—	(100,000)	—
Proceeds from prior line of credit facility	26,000	413,000	134,000
Proceeds from line of credit facility	448,000	—	—
Repayments under prior line of credit facility	(11,000)	(460,000)	(125,000)
Repayment of prior line of credit facility	(211,000)	—	—
Repayments under line of credit facility	(120,000)	—	—
Proceeds from bridge loan	50,000	—	—
Proceeds from interest swap termination	—	1,185	—
Payment for interest swap termination	—	(1,672)	—
Distributions paid to exchangeable limited partnership unit holders	(1,096)	(807)	(715)
Distributions paid to Series B & C Preferred Unit holders	—	(2,176)	(6,656)
Redemption of Series B & C Preferred Units	—	(75,000)	—
Common stock distributions paid	(99,145)	(97,784)	(87,727)
Expenditures for deferred debt financing costs	(2,208)	(3,205)	(180)
Expenditures for issuance of common stock	—	(201)	(3,320)
Proceeds from issuance of common stock	4,355	9,983	126,428
Repurchase of common stock	—	(34)	—
Expenditures for equity issuance costs	(116)	—	—
Net cash used for financing activities	38,624	329	20,440
Net (decrease) increase in cash and cash equivalents	(6,720)	1,256	3,997
Cash and cash equivalents:
Beginning of period	6,720	5,464	1,467
End of period	$—	$6,720	$5,464

See accompanying notes to consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003

1. Organization

Background

Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) is a Maryland corporation organized as a real estate investment trust (“REIT”). Heritage was formed on July 1, 1999 and commenced operations on July 9, 1999 through the contribution of $550 million of real estate investments and related assets, net of liabilities, by Net Realty Holding Trust, a wholly-owned subsidiary of the New England Teamsters & Trucking Industry Pension Fund (“NETT”), and $25 million of cash from the Prudential Insurance Company of America (“Prudential”). Heritage qualifies as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).

Heritage is a fully-integrated, self-administered and self-managed REIT and is focused on the acquisition, ownership, management, leasing and redevelopment of primarily grocer- and multi-anchored neighborhood and community shopping centers principally in the Eastern, Midwestern, and Southwestern United States. At December 31, 2005, the Company owned 171 shopping centers and three office buildings.

Heritage Property Investment Limited Partnership (“Heritage OP”) and Bradley Operating Limited Partnership (“Bradley OP”) are subsidiaries through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of December 31, 2005, the Company owned directly or indirectly all of the ownership interests in Heritage OP and approximately 98.2% of the voting interests in Bradley OP, and is the sole general partner of Heritage OP and through a wholly owned subsidiary, of Bradley OP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

Issuance of Public Equity

In December 2003, the Company completed a secondary public offering of its common stock and sold a total of 3,932,736 shares, including the underwriter’s over-allotment of 432,736 shares, at a net price of $28.27 per share. The net proceeds of $111 million from this offering were used to repay indebtedness. The Company’s two largest stockholders at the time, Net Realty Holding Trust and Prudential, also took part in the offering. Prudential sold approximately $61 million of stock in the offering, reducing its then ownership percentage to approximately 6.6%. In addition, NETT exercised its contractual preemptive right and purchased approximately 40%, or $44 million, of the shares sold in the offering.

2. Restatement Overview

Tax Offset Provision

On October 17, 2005, the Company determined that its previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and each of the quarterly periods therein, and the quarterly periods ended March 31, 2005 and June 30, 2005, needed to be restated to correct an error. The error pertained to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, the Company’s Chairman, President and Chief Executive Officer. The error did not require a restatement of the Company’s financial statements for the year ended December 31, 2002.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

2. Restatement Overview (Continued)

In January 2000, the Company entered into this employment agreement with Mr. Prendergast, providing for, among other things, annual grants of stock options to be made to Mr. Prendergast. In addition, the employment agreement required the Company to make certain payments to Mr. Prendergast to offset any taxes he might have incurred in connection with the exercise of these stock options. As of December 31, 2005, Mr. Prendergast had not exercised any stock options.

Prior to the restatement, the Company had not recorded any liability with respect to the tax-offset payments that would be required in connection with Mr. Prendergast’s future exercise of these stock options. In addition, as with stock options granted to other employees under the Company’s equity incentive plan, the Company had accounted for these stock options as fixed awards pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related Interpretations.

The liability for the tax-offset payments that would have been made to Mr. Prendergast if he were to have exercised any stock options should have been recorded as a liability in the Company’s financial statements and that liability was subject to variable accounting treatment pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN No. 44”). The provision of Mr. Prendergast’s employment agreement requiring the Company to make tax-offset payments in connection with his exercise of these stock options also required variable accounting treatment for those options pursuant to FIN No. 44.  As a result, 920,000 and 780,000 of the Company’s stock options were subject to variable accounting under APB Opinion No. 25 at December 31, 2004 and 2003, respectively.

Accordingly, Heritage filed on November 9, 2005 an amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 to restate its previously issued audited financial statements for the fiscal years ended December 31, 2004 and 2003, and amendments to its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005, to restate its unaudited quarterly financial statements for those quarterly periods. Those restatements recorded a liability and recognized compensation expense related to the tax-offset payment provision, and reflected compensation expense for the intrinsic value of the stock options subject to the tax-offset feature on a variable basis.

Elimination of Tax Offset Provision

On December 30, 2005, Mr. Prendergast’s employment agreement with Heritage was amended to eliminate the tax-offset provision in respect of his stock options. In consideration for his agreement to eliminate the provision, Heritage made a one-time cash payment to Mr. Prendergast of $6.4 million. Due to the elimination of the tax-offset provision relating to stock options from Mr. Prendergast’s employment agreement, as of December 31, 2005, Heritage is no longer required to record a liability relating to the tax-offset provision and Mr. Prendergast’s stock options are no longer subject to variable accounting treatment pursuant to FIN No. 44.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reporting of revenue and expenses during the periods presented to prepare these consolidated financial statements in conformity with GAAP. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

Management considers certain estimates and assumptions to be most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies deemed to be most critical to the Company. These critical estimates and assumptions include the useful lives used to calculate depreciation and amortization expense on real estate investments, judgments regarding the recoverability or impairment of each real estate investment, estimates regarding the recoverability of certain operating expenses, judgments regarding the ultimate collectibility of accounts receivable, and assumptions used in accounting for and disclosures of the Company’s interest rate hedging activities.

If the useful lives of real estate investments were different, future operating results could be affected. Future adverse changes in market conditions or poor operating results could result in an inability to recover real estate investment carrying values that may not be reflected in current carrying values and could require an impairment charge in the future. Future adverse changes in market conditions could also impact the Company’s tenants, thereby impacting the recoverability of certain operating expenses as well as the adequacy of the allowance for doubtful accounts receivable. If the methodologies and assumptions used to estimate the fair value of the Company’s interest rate hedging instruments or to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income, and amounts expected to be recognized in earnings in the future could be affected.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”). If the entity is deemed to be a variable interest entity, the Company then determines which equity interest holder is the primary beneficiary. The Company consolidates the entities that are variable interest entities of which the Company is the primary beneficiary and also consolidates entities that are non-variable interest entities and which the Company is deemed to have a controlling interest. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All significant intercompany accounts and transactions are eliminated in consolidation. As of December 31, 2005, the Company had one investment in a joint venture that is a variable interest entity of which the Company is the primary beneficiary and which is consolidated in the accompanying financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

3. Summary of Significant Accounting Policies (Continued)

Real Estate Investments

Real estate investments contributed to us in July 1999 were recorded at the carry-over basis of the Company’s predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in the Bradley acquisition in 2000, are recorded at cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs.

Real estate investments held for sale are carried at the lower of carrying amount or fair value less costs to sell. Depreciation and amortization are suspended during the period a property is held for sale. There were no properties classified as held for sale at December 31, 2005 or 2004.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires the Company to periodically perform reviews of its properties to determine if their carrying amounts will be recovered from future operating cash flows. If the Company determines that an impairment has occurred, those assets are to be reduced to fair value. No such impairment losses have been recognized to date.

In addition, SFAS No. 144 retains the basic provisions of Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presenting discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS No. 144 on January 1, 2002 and accordingly, the operating results of real estate sold during the year ended December 31, 2004 and 2003 have been reclassified and reported as discontinued operations.

The Company applies SFAS No. 141, Business Combinations (“SFAS No. 141”), to property acquisitions. Accordingly, under the guidance provided by SFAS No. 141, the fair value of the real estate acquired is allocated to the acquired tangible assets and identified intangible assets and liabilities. Identified intangible assets and liabilities may consist of the value of above-market and below-market leases, in-place lease value and value of tenant relationships, based in each case on their fair values.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

3. Summary of Significant Accounting Policies (Continued)

non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease. However, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions consummated to date. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. For the years ended December 31, 2005 and 2004, the Company recognized upon acquisition, additional intangible assets and liabilities as follows (in thousands):

	2005	Weighted Average Amortization Period	2004	Weighted Average Amortization Period
Assets:
Acquired in-place lease value	$16,259	6.63	$25,607	7.14
Acquired above market leases	1,221	8.17	1,548	11.03
Liabilities:
Acquired below market leases	$2,481	9.88	$2,419	10.49

10.

The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $6.3 million, $2.5 million and $0.2 million during the years ended December 31, 2005, 2004, and 2003, respectively. Amortization of $0.2 million, $0.1 million, and $0, pertaining to acquired above market leases was applied as a reduction of rental income during the years ended December 31, 2005, 2004, and 2003, respectively. Amortization of $0.4 million, $0.2 million, and $0, pertaining to acquired below market leases was applied as an increase to rental income during the years ended December 31, 2005, 2004, and 2003, respectively.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

3. Summary of Significant Accounting Policies (Continued)

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$7,449	$7,360	$6,201	$6,003	$3,647	$10,297	$40,957
Adjustments to rental income:
Acquired above market leases	$(307)	$(307)	$(298)	$(281)	$(276)	$(998)	$(2,467)
Acquired below market leases	230	154	127	127	127	1,748	2,513
Net adjustment to rental income	$(77)	$(153)	$(171)	$(154)	$(149)	$750	$46

Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred and amounted to $6.6 million, $6.6 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Upon sale or other disposition of the real estate investment, the cost and related accumulated depreciation and amortization are removed and the resulting gain or loss, if any, is reflected in income from discontinued operations. Interest on significant construction projects is capitalized as part of the cost of real estate investments. Interest capitalized for the years ended December 31, 2005, 2004 and 2003 was $0.2 million, $0.2 million, and $0 million, respectively.

The provision for depreciation and amortization has been calculated using the straight-line method over the following estimated useful lives:

Land improvements	10 - 15 years
Buildings and improvements	20 - 39 years
Tenant improvements	Shorter of useful life or term of related lease

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments with maturities at the date of purchase of three months or less. The majority of the Company’s cash and cash equivalents are held at major commercial banks. The Company has not experienced any losses on its invested cash.

Marketable Securities

The Company received shares of a publicly traded company during 2005 and 2004 in settlement of the rejection of certain leases in connection with bankruptcy proceedings of the publicly traded company. The Company accounts for investments in securities of publicly traded companies in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Investments, and classified the securities as available-for-sale. The Company recorded a gain on sale of approximately $8,000 and $0.5 million from the sale of these securities during the year ended December 31, 2005 and 2004, respectively. As a result,

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

3. Summary of Significant Accounting Policies (Continued)

no investment in marketable securities is included in the accompanying December 31, 2005 or 2004 consolidated balance sheets.

Deferred Leasing and Financing Costs and Other Assets

Deferred leasing and financing costs and other assets include costs incurred in connection with securing financing for, or leasing space in, the Company’s real estate investments. Such charges are capitalized and amortized over the terms of the related financing or lease agreements. Unamortized deferred charges are charged to expense upon prepayment of the financing or early termination of the related lease.

The Company capitalizes internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. These costs amounted to $3.6 million during each of the years ended December 31, 2005 and 2004.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”) and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

As of December 31, 2005, the Company had two unconsolidated joint ventures that were accounted for under the equity method of accounting because it exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as Investment in Unconsolidated Joint Ventures, and are subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in (Loss) Income from Unconsolidated Joint Ventures. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities. In accordance with the provisions of SOP No. 78-9, the Company recognizes fees received from the joint venture relating solely to the extent of the outside partner’s interest. Such fees are classified on the consolidated statements of operations as Interest, Other, and Joint Venture Fee Income.

Revenue Recognition

Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income from such leases with scheduled rent increases is recognized using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions amounted to $24.2 million and $21.1 million at December 31, 2005 and 2004, respectively, and is included in accounts receivable, net of allowance for doubtful accounts. Rental revenue recognized over cash received is included in revenue from rental and recoveries for the years ended December 31, 2005, 2004 and 2003 and amounted to $4.0 million, $5.2 million and $6.0 million, respectively.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

3. Summary of Significant Accounting Policies (Continued)

Leases for both retail and office space generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such recoveries revenue is recorded based on management’s estimate of its recovery of certain operating expenses and real estate tax expenses pursuant to the terms contained in related leases. In addition, certain of the Company’s operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until such specified targets are met. Reimbursements for both operating expenses and real estate taxes as well as contingent rental income during the years ended December 31, 2005, 2004 and 2003 were $87.7 million, $79.3 million and $71.3 million, respectively. These items are included in revenue from rentals and recoveries in the consolidated statements of operations.

The Company makes estimates of the uncollectibility of its accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. These estimates have a direct impact on the Company’s net income.

Allowances for uncollectible receivables are charged against revenue from rentals and recoveries and amounted to $4.0 million, $2.8 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Sales of Real Estate

The Company performs evaluations of each real estate sale to determine if full accrual recognition is appropriate in accordance with SFAS No. 66, Accounting for Sales of Real Estate. The application of SFAS No. 66 can be complex and requires the Company to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser’s investment in the property being sold, whether the Company’s receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of the Company’s continuing involvement with the real estate asset after the sale. If full accrual recognition is not appropriate, the Company accounts for the sale under an appropriate deferral method.

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

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

3. Summary of Significant Accounting Policies (Continued)

which it is practicable to estimate fair value. The Company’s financial instruments, other than debt, are generally short-term in nature and consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying values of these assets and liabilities, which are recorded at net realizable value in the consolidated balance sheets, are assumed to be at fair value.

The fair value of the Company’s fixed rate mortgage loans and unsecured notes payable, which is based on estimates made by management for rates currently prevailing for comparable loans and notes of comparable maturities, exceeds the aggregate carrying value by approximately $22 million and $47 million at December 31, 2005 and 2004, respectively. The Company’s line of credit facility and bridge loan facility are at variable rates, resulting in a carrying value that approximates fair value at December 31, 2005 and 2004.

Hedging Activities

From time to time, the Company uses derivative financial instruments to limit its exposure to changes in interest rates. During 2005, the Company entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt. The Company was not subject to any hedging agreements with respect to its floating rate debt as of December 31, 2004. See Note 16, “Derivative and Hedging Activities,” for additional details on the Company’s hedging agreements. The Company occasionally uses derivative financial instruments to manage, or hedge, interest rate risks related to its borrowings, from lines of credit to medium and long-term financings. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Stock-Based Compensation

The Company has one stock-based employee compensation plan, which is described more fully in Note 14. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“ABP Opinion No. 25”), and related Interpretations, and applies the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

As discussed in Note 2 under the heading “Tax Offset Provision,” certain of the Company’s stock options were subject to variable accounting under APB Opinion No. 25 due to a tax-offset payment provision contained in one employment agreement. As also discussed in Note 2, under the heading “Elimination of Tax Offset Provision,” those stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

3. Summary of Significant Accounting Policies (Continued)

Except for those stock options subject to variable accounting as described above, no stock-based employee compensation cost related to stock option grants is reflected in the Company’s reported results, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation (in thousands, except per-share data):

	Year ended December 31,
	2005	2004	2003
Net income attributable to common shareholders, as reported	$29,588	$39,313	$36,543
Add: Total stock based compensation as reported in net income	9,470	10,108	8,775
Less: Stock based compensation expense determined under fair-value based method for all awards	(10,109)	(10,714)	(9,348)
Pro forma net income attributable to common shareholders	$28,949	$38,707	$35,970
Income per share:
Basic—as reported	$0.63	$0.85	$0.88
Basic—pro forma	$0.62	$0.83	$0.86
Diluted—as reported	$0.62	$0.84	$0.87
Diluted—pro forma	$0.61	$0.82	$0.85

Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”), basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and shared in the earnings of the Company.

Income Taxes

The Company has elected to be treated as a REIT under the Code. In order to qualify as a REIT for income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company’s policy to distribute 100% of its taxable income to shareholders. The Company believes it qualifies as a REIT and, accordingly, no provision has been made for federal income taxes.

The unaudited tax basis of the Company’s assets and liabilities was approximately $2.2 billion and $1.6 billion, respectively, as of December 31, 2005 and $2.1 billion and $1.4 billion, respectively, as of December 31, 2004.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

4. Real Estate Investments

Summary

A summary of real estate investments follows as of December 31 (in thousands):

	2005	2004
Land	$395,270	$360,643
Land improvements	209,029	196,155
Buildings and improvements	2,001,925	1,894,101
Tenant improvements	92,569	64,241
Improvements & developments in process	12,295	25,701
	2,711,088	2,540,841
Accumulated depreciation and amortization	(405,686)	(318,203)
Net carrying value	$2,305,402	$2,222,638

Acquisitions

During the year ended December 31, 2005, the Company completed the acquisition of seven shopping centers aggregating 1.3 million square feet of gross leasable area (“GLA”), of which the Company acquired 0.7 million square feet of GLA. The aggregate investment in the shopping centers, including amounts allocated to acquired in-place lease value and above and below market leases, was $142.8 million, which was funded with borrowings under the Company’s line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of exchangeable units of limited partnership interest in one of the Company’s operating partnerships.

In addition, during the year ended December 31, 2005, the Company completed the acquisition of the 40% minority partnership interest in Williamson Square Shopping Center. As a result, the Company owns 100% of the partnership interests in Williamson Square. The investment was $2.9 million, which the Company funded with borrowings under its unsecured line of credit. The Company also repaid upon maturity the previously outstanding mortgage indebtedness encumbering the shopping center. As a result, Williamson Square is now unencumbered.

During the year ended December 31, 2004, the Company completed the acquisition of four shopping centers aggregating 1.1 million square feet of GLA, of which the Company acquired 0.9 million square feet of GLA. The aggregate investment in the shopping centers, including amounts allocated to acquired in-place lease value and above and below market leases, was $153.0 million, which was funded with borrowings under the Company’s line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of exchangeable units of limited partnership interest in one of the Company’s operating partnerships.

During the year ended December 31, 2003, the Company completed the acquisition of eleven shopping centers aggregating 2.1 million square feet of GLA, of which the Company acquired 1.7 million square feet of GLA. The aggregate investment in the shopping centers, including amounts allocated to acquired in-place lease value and above and below market leases, was $224.2 million, which was funded with borrowings under the Company’s line of credit, assumptions of mortgage loans payable at their estimated fair market value, and a short-term bridge loan, which has been fully repaid.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

4. Real Estate Investments (Continued)

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

In September 2004, the Company completed the disposition of a parcel of land located at Cross Keys Commons, located in Turnersville, New Jersey for $7.0 million, which approximated the Company’s carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

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

In January and February 2003, the Company completed the sales of its 10 remaining single-tenant properties for $2.4 million, resulting in a total gain of $0.8 million. The results of operations of these 10 properties have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

5. Insurance Recovery

In October 2005, a hurricane caused damage to four of the Company’s shopping centers in the Southeast. The hurricane damage did not cause significant interruption to the business of these shopping centers. The Company has comprehensive insurance coverage for property damage, including for these shopping centers, which provides for an aggregate of $50 million in coverage. The Company’s damage

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

5. Insurance Recovery (Continued)

assessment teams, working with the insurance provider adjusters, inspected the properties and are implementing a restoration plan.

The recovery effort is expected to include the replacement of roofs at three of the shopping centers and a façade at one of the shopping centers. As of December 31, 2005, the net book value of the property damaged is currently estimated to be $1.4 million. Changes to this estimate, if any, will be recorded in the periods in which they are determined.

Prior to December 31, 2005, the Company incurred costs, estimated to be $0.3 million, primarily for temporary repairs and clean-up. As of December 31, 2005, the Company has recorded a write-off of real estate investments, net and a corresponding insurance claim recovery receivable for $1.4 million and has recorded an additional $0.3 million of insurance claim recovery receivable related to the temporary repairs and clean-up. Insurance recovery receivable is included with Prepaids and Other Assets in accompanying consolidated balance sheet as of December 31, 2005. The Company has recorded these amounts because it believes that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of the assets and costs incurred to date.  The cost recovery is recorded on the expense line item to which it relates and therefore, there is no net impact to any line item on the 2005 statement of operations or of the Company’s 2005 results of operations.

While the Company expects the insurance proceeds will be sufficient to cover the replacement cost of the restoration of the property, the receipt of insurance proceeds is subject to certain deductibles and limitations. As a result, the Company is unable to determine the timing of receipt or total amount of such insurance proceeds or whether those insurance payments will be sufficient to cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

The following is a summary of hurricane-related activity recorded (in thousands):

Probable recovery of real estate investments, net	$1,420
Probable recovery of other costs incurred	337
Payments received as of December 31, 2005	—
Insurance recovery receivable as of December 31, 2005	$1,757

6. Investments in Unconsolidated Joint Ventures

Lakes Crossing Shopping Center

In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture will own approximately 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Company accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million anticipated contribution in the three-month period ended June 30, 2005. At the time of the joint venture’s formation, the Company also provided a short-term bridge loan of approximately $9.2 million to the joint venture, which was repaid in November 2004. The Company is not the record-keeper of the joint venture, and otherwise does not have

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

6. Investments in Unconsolidated Joint Ventures (Continued)

immediate access to such records. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. Hence, the operations for the period from October 1, 2004 through September 30, 2005 and from the acquisition in May 2004 through September 30, 2004 are included in the accompanying consolidated statements of operations for the year ended December 31, 2005 and 2004, respectively, and are classified as Equity in (Loss) Income from Unconsolidated Joint Ventures.

The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of December 31, 2005, $17.8 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Company is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Company together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of December 31, 2005 is not material to the Company’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Skillman Abrams Shopping Center

In April 2005, the Company, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Company has a 25% interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement. The Company accounts for the joint venture under the equity method of accounting and is the record-keeper of the joint venture. Therefore, there is no lag in reporting the operations of the joint venture and the operations for the period from the acquisition in April 2005 through December 31, 2005 are included in the accompanying 2005 consolidated statement of operations and are classified as Equity in (Loss) Income from Unconsolidated Joint Ventures.

7. Supplemental Cash Flow Information

During 2005, 2004 and 2003, interest paid was $86.1 million, $74.6 million, and $67.8 million, respectively, and state income and franchise tax payments, net of refunds, were $1.2 million, $1.2 million, and $0.4 million, respectively.

During 2005, 2004, and 2003, the Company assumed $29.5 million, $48.9 million, and $80.5 million, respectively, of existing debt in connection with the acquisition of properties.

During 2005, 2004,and 2003, the Company issued 176,509, 189,588, and 0, respectively, exchangeable limited partnership units in Bradley OP with a fair value of $6.1 million, $6.2 million and $0, respectively, in connection with acquisitions of properties.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

7. Supplemental Cash Flow Information (Continued)

During 2004, 7,814 shares of the Company’s common stock were issued in exchange for 7,814 exchangeable operating partnership units in Bradley OP with a fair value of $0.2 million.

Included in accrued expenses and other liabilities at December 31, 2005, 2004 , and 2003 are accrued expenditures for real estate investments of $3.6 million, $8.0 million, and $5.7 million, respectively. Also included in accrued expenses and other liabilities at December 31, 2004 and 2003 was $0.1 million related to debt issuance costs.

Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

8. Operating Leases

Scheduled future minimum rental payments to be received under the Company’s non-cancelable operating leases are as follows at December 31, 2005 (in thousands):

Year Ending December 31	Amount
2006	$261,364
2007	240,192
2008	204,034
2009	169,519
2010	139,498
Thereafter	756,903
Total minimum future receipts	$1,771,510

The Company has contractual commitments under non-cancelable operating leases, primarily ground leases expiring at various dates through 2087. Rental expense was $3,343, $2,824, and $814 for the years ended December 31, 2005, 2004, and 2003, respectively. Committed amounts under non-cancelable operating leases in effect at December 31, 2005 were as follows:

Year Ending December 31	Amount
2006	$2,912
2007	3,006
2008	3,018
2009	3,120
2010	3,086
Thereafter	73,542
Total minimum future payments	$88,684

9. Debt

Mortgage Loans Payable

Mortgage loans consist of various non-recourse issuances collateralized by 66 and 65 real estate investments with an aggregate net carrying value of $934.7 million and $973.9 million at December 31, 2005 and 2004, respectively. The loans require monthly payments of principal and interest under fixed and

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

9. Debt (Continued)

variable terms, through 2020 at effective interest rates ranging from 5.05% to 10.13% and have a weighted average effective interest rate of 7.27% at December 31, 2005. The loans are generally subject to prepayment penalties.

Mortgage loans payable consisted of the following at December 31 (in thousands):

Property	Effective Interest Rate	Contractual Interest Rate	Maturity	2005(1)	2004(2)
Franklin Square	9.00%	9.00%	Jun-05	—	13,583
Williamson Square	8.00%	8.00%	Aug-05	—	10,830
Riverchase Village Shopping Center	7.62%	7.62%	Sep-05	—	9,764
Meridian Village Plaza	5.05%	7.88%	May-06	4,922	5,348
Spring Mall	9.39%	9.39%	Oct-06	8,021	8,141
Southport Centre	6.94%	6.94%	Jul-07	9,764	9,924
Long Meadow Commons	5.11%	7.98%	Jul-07	9,472	10,028
Innes Street Market	7.63%	7.63%	Oct-07	12,478	12,830
Southgate Shopping Center	8.38%	8.38%	Oct-07	2,285	2,395
Hale Road & Northern Hills	5.31%	5.31%	Dec-07	14,600	—
Salem Consumer Square	10.13%	10.13%	Sep-08	9,802	10,284
St. Francis Plaza	8.13%	8.13%	Dec-08	675	866
Burlington Square	5.31%	8.28%	Jan-09	14,522	15,051
Crossroads III & Slater Street	5.85%	7.86%	Jun-09	14,762	—
Buckingham Place	5.89%	7.88%	Aug-09	5,627	5,773
County Line Plaza	5.64%	7.91%	Aug-09	17,997	18,506
Trinity Commons	5.64%	7.93%	Aug-09	15,482	15,916
8 shopping centers, cross collateralized	7.82%	7.82%	Dec-09	78,122	79,827
Montgomery Commons	6.38%	8.48%	Jan-10	8,305	8,506
Warminster Towne Center	6.01%	8.24%	Feb-10	21,201	21,797
Clocktower Place	5.75%	8.56%	Apr-10	13,768	14,160
545 Boylston Street and William J. McCarthy Building	8.26%	8.26%	Oct-10	34,127	34,782
29 shopping centers, cross collateralized	7.88%	7.88%	Oct-10	232,945	235,465
The Market of Wolf Creek III	5.71%	7.88%	Feb-11	9,407	9,634
Spradlin Farm	6.53%	7.25%	Jan-12	17,734	18,003
The Market of Wolf Creek I	5.71%	7.68%	Oct-12	11,190	11,475
Berkshire Crossing	6.29%	6.29%	Nov-12	14,030	14,523
Grand Traverse Crossing	7.42%	7.42%	Jan-13	12,918	13,284
Salmon Run Plaza	8.10%	8.95%	Sep-13	4,603	4,938
Elk Park Center	7.64%	7.64%	Aug-16	7,947	8,244
Grand Traverse Crossing - Wal-Mart	7.75%	7.75%	Oct-16	4,995	5,160
The Market of Wolf Creek II	5.87%	7.50%	Jul-17	2,164	2,276
Montgomery Towne Center	8.50%	8.50%	Mar-19	6,661	7,043
Bedford Grove - Wal-Mart	7.63%	7.63%	Nov-19	3,915	4,067
Berkshire Crossing - Home Depot/Wal-Mart	7.63%	7.63%	Mar-20	6,378	6,617
Total/Weighted average	7.27%	7.85%		$630,819	$649,040

(1)             The principal amount shown has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated principal balance at December 31, 2005 was $619.0 million.

(2)             The principal amount shown has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated principal balance at December 31, 2004 was $635.6 million.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

9. Debt (Continued)

Unsecured Notes Payable

On April 1, 2004, the Company completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due April 15, 2014. These notes were issued pursuant to the terms of an indenture the Company entered into with LaSalle Bank National Association as trustee. The notes are shown net of an original issue discount of $1.7 million that is being accreted on a basis that approximates the effective interest method over the term of the notes. The notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

On October 15, 2004, the Company completed the issuance and sale of $150 million principal amount of unsecured 4.5% notes due October 15, 2009. These notes were issued pursuant to the terms of an indenture the Company entered into with LaSalle Bank National Association as trustee. The notes are shown net of an original issue discount of $0.1 million that is being accreted on a basis that approximates the effective interest method over the term of the notes. The notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

In addition, all notes described above have been guaranteed by the Company’s two operating partnerships. The indenture contains various covenants, including covenants which restrict the amount of indebtedness that may be incurred by the Company and its subsidiaries. The Company is in compliance with all applicable covenants as of December 31, 2005.

In its acquisition of Bradley OP in September 2000, Heritage assumed unsecured notes payable consisting of a $100 million 7.0% fixed-rate issue maturing on November 15, 2004; $100 million 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other debt. These notes are all held directly by Bradley OP. On November 15, 2004, the Company repaid all of the $100 million 7% fixed-rate issue maturing on that date. The amount of unsecured Bradley OP notes payable outstanding at December 31, 2005 and 2004 was $101.5 million.

Line of Credit Facility

Prior Line of Credit

As of December 31, 2004, the Company was party to a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Bradley OP and Heritage OP, the Company’s two operating partnerships, were the borrowers under this line of credit, and the Company and certain of the Company’s other subsidiaries guaranteed this line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. At December 31, 2004, $196.0 million was outstanding on this prior line of credit.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

9. Debt (Continued)

New Line of Credit

Under its terms, the Company’s prior line of credit would have matured on April 29, 2005. However, on March 29, 2005, the Company refinanced the prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At the Company’s request, subject to the agent’s consent, this line of credit may be increased to $500 million. Heritage is the borrower under this line of credit and Bradley OP, Heritage OP and certain of the Company’s other subsidiaries have guaranteed the line of credit. The line of credit is being used principally to fund growth opportunities and for working capital purposes.

The Company’s ability to borrow under the line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits the Company’s ability to make distributions in excess of 95% of the Company’s annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at December 31, 2005 was 4.98%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

Heritage loaned all of the proceeds from the line of credit to Bradley OP, establishing a related party line of credit facility. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of December 31, 2005, $328.0 million was outstanding under the line of credit facility.

Bridge Loan

On November 28, 2005, the Company entered into a $100 million term loan or “bridge loan” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two-year extension. The Company’s ability to borrow under the bridge loan is subject to its ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits the Company’s ability to make distributions in excess of 95% of its annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon the Company’s debt rating. The variable rate in effect at December 31, 2005 was 5.09%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments. The Company is the borrower under this bridge loan, and Bradley OP and Heritage OP have guaranteed this bridge loan. This bridge loan is being used principally to fund growth opportunities and for working capital purposes. As of December 31, 2005, $50.0 million had been drawn under the bridge loan.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

9. Debt (Continued)

Scheduled Principal Repayments

Scheduled principal repayments on aggregate outstanding debt at December 31, 2005 are as follows (in thousands):

Year Ending December 31	Amount
2006	$75,831
2007	58,391
2008	448,171
2009	291,744
2010	292,980
Thereafter	281,340
Total due(1)	$1,448,457

(1)          The aggregate principal repayment amount of $1,448,457 does not reflect the unamortized adjustment of $11,852 to increase the carrying amount to fair value for sixteen mortgages assumed as of December 31, 2005 and the unamortized original issue discounts of $1,526 related to $350 million of unsecured indebtedness.

10. Minority Interests

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

Exchangeable Limited Partnership Units

Outstanding exchangeable limited partnership units consist of 659,051and 522,044 Bradley OP Units (“OP Units”) at December 31, 2005 and 2004, respectively, not owned by the Company. The holders of these OP Units may present such OP Units to Bradley OP for redemption at any time (subject to certain restrictions with particular holders). Upon presentation of an OP Unit, Bradley OP must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of the OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

10. Minority Interests (Continued)

dividend that may be paid to the holder of a share of Common Stock. During 2005, 39,502 OP units were redeemed for $1.4 million of cash and 176,509 OP units valued at $6.1 million were issued in connection with an acquisition of properties. During 2004, 7,814 shares of the Company’s common stock were issued in exchange for 7,814 OP units and 189,588 OP Units valued at $6.2 million were issued in connection with an acquisition of properties.

Other Minority Interest

In July 2005, the Company, through its joint venture with WDG La Vista LLC (“Westwood”), contributed $15.4 million for a 50% interest in a parcel of land in La Vista, Nebraska (“La Vista Joint Venture”) which is to be constructed into a 550,000 square foot lifestyle shopping center. The La Vista Joint Venture was deemed to be a variable interest entity and the Company was deemed to be the primary beneficiary, in accordance with FIN 46R. Therefore, the financial position of the La Vista Joint Venture is consolidated in the accompanying consolidated financial statements of the Company as of December 31, 2005. The 50% minority interest owned by Westwood was issued in consideration for locating the site and other development work, and has a carrying value of $0 at December 31, 2005, as Westwood made no equity investment in the La Vista Joint Venture; therefore, there is no balance in Other Minority Interest at December 31, 2005 in the accompanying consolidated balance sheet.

The La Vista Joint Venture has also committed to purchase two additional parcels of land in La Vista, Nebraska. The purchase of the remaining two parcels may occur any time up through November 30, 2007 for a purchase price of $11 million resulting in a total purchase price for all three parcels of $26 million.

The Company had a single investment acquired in its acquisition of Bradley OP in which a minority interest participated in earnings based on terms specified in its partnership agreement. This minority interest amounted to $2.4 million at December 31, 2004.  During 2005, the Company purchased the outstanding 40% minority partnership interest for $2.9 million.

11. Related Party Transactions

Transactions with NETT

In connection with the formation of the Company, in July 1999, environmental studies were not completed for all of the properties contributed by the Company’s largest stockholder, Net Realty Holding Trust (“NETT”). NETT has agreed to indemnify the Company for environmental costs of up to $50 million with respect to those contributed properties. The environmental costs include completing environmental studies and any required remediation. Since its formation, the Company has been reimbursed by NETT for approximately $2.0 million of environmental costs pursuant to this indemnity. As of December 31, 2005 and 2004, the Company was due $0.6 million and $0.4 million, respectively, under this indemnity.

In November 1999, the Company entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by the Company. The Company was issued this interest as part of a management arrangement with the joint venture

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

11. Related Party Transactions (Continued)

pursuant to which the Company manages the building. The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through December 31, 2005.

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

Transactions with Prudential

In connection with its providing advisory services to the Company in connection with the Company’s initial public offering, Prudential received warrants to acquire shares of the Company’s common stock at an exercise price of $25.00 per share, which was assumed to be equal to the fair value of the stock at the date the warrants were issued. On July 9, 1999, 75,000 of the warrants were issued with an expiration date of July 9, 2003, and on September 18, 2000, 300,000 warrants were issued with an expiration date of September 18, 2004. The warrants had an estimated fair value at issuance of $0.2 million and $0.9 million, respectively, and such amounts were recorded as additional paid-in capital.

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

The TJX Companies

In July 1999, Bernard Cammarata became a member of the Company’s board of directors. Until September 2005, Mr. Cammarata was non-executive Chairman of the Board of TJX Companies, Inc., the Company’s largest tenant. In September 2005, Mr. Cammarata became President and Chief Executive Officer of TJX, positions he previously held. In October 2005, TJX appointed a new President, with Mr. Cammarata continuing to serve as Chief Executive Officer. Annualized base rent from the TJX Companies represents approximately 5.3% of the Company’s total annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, accounts receivable for contractual and straight-line rent of $2.0 million were outstanding as of December 31, 2005. TJX pays the Company rent in accordance with 52 leases at its properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of the Company’s board of directors. Until December 31, 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold USA, Inc., the

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

11. Related Party Transactions (Continued)

parent company of Giant Foods and Stop & Shop. Mr. Vaughn is also a member of the Board of Trustees of the Company’s largest stockholder, NETT. Annualized base rent from Ahold USA and its subsidiary companies represents approximately 0.6% of the Company’s total annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, accounts receivable for contractual and straight-line rent of $0.4 million were outstanding as of December 31, 2005. Ahold USA and its subsidiary companies pay the Company rent in accordance with 3 leases at its properties.

A.C. Moore

In June 2004, Michael J. Joyce became a member of the Company’s board of directors. In July 2004, Mr. Joyce became a member of the board of director’s of A.C. Moore Arts & Crafts (“A.C. Moore”). Annualized base rent from A.C. Moore represents 0.2% of the Company’s total annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, accounts receivable for contractual and straight-line rent of $0.1 million were outstanding as of December 31, 2005. A.C. Moore pays the Company rent in accordance with 3 leases at its properties.

12. Segment Reporting

The Company predominantly operates in one industry segment—real estate ownership and management of retail properties. As of December 31, 2005 and 2004, the Company owned 171 and 164 community and neighborhood shopping centers, respectively. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Company defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

13. Earnings Per Share

Earnings per common share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable (in thousands, except per-share data):

	For the year ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$29,588	46,888	$0.63
Effect of dilutive securities:
Stock options	—	509	—
Anticipated stock compensation	—	214	—
Operating partnership units	241	565	0.43
Diluted income per share:
Net income attributable to common shareholders	$29,829	48,176	$0.62

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements  (Continued)
Years ended December 31, 2005, 2004 and 2003

	For the year ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$39,313	46,385	$0.85
Effect of dilutive securities:
Stock options and warrants	—	311	—
Anticipated stock compensation	—	243	—
Operating partnership units	206	349	0.59
Diluted income per share:
Net income attributable to common shareholders	$39,519	47,288	$0.84

	For the year ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$36,543	41,747	$0.88
Effect of dilutive securities:
Stock options and warrants	—	204	—
Anticipated stock compensation	—	193	—
Operating partnership units	214	340	0.63
Diluted income per share:
Net income attributable to common shareholders	$36,757	42,484	$0.87

14. Stock-Based Compensation

Overview

SFAS No. 123, establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and to make pro-forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 were applied. The Company uses APB Opinion No. 25 and related Interpretations to measure compensation costs for its stock-based plan.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

14. Stock-Based Compensation (Continued)

The Company’s 2000 Equity Incentive Plan, as amended (the “Plan”) authorizes options and other stock-based compensation awards to be granted to employees and directors for up to 5,700,000 shares of common stock.

Stock Options

Pursuant to the Plan, the Company periodically grants options to purchase shares of common stock at an exercise price equal to the estimated per-share fair value of the Company’s common stock. The options vest over periods ranging from three to five years and have an expiration of ten years from the grant date.

As discussed in Note 2 under the heading “Tax Offset Provision,” 920,000 and 780,000 of the Company’s stock options were subject to variable accounting under APB Opinion No. 25 at December 31, 2004 and 2003, respectively, due to a tax-offset payment provision contained in one employment agreement. Also discussed in Note 2 under the heading “Elimination of Tax Offset Provision,” those stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement.  The total expense related to those stock options during the periods in which they were subject to variable accounting was $2.5 million, $5.5 million, and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Upon completion of the Company’s initial public offering, the vesting of all stock options previously granted to employees (other than 430,000 options granted in April 2002) accelerated.

A summary of all option transactions during the periods covered by these consolidated financial statements is as follows:

	Shares	Weighted Average Exercise price per share
Outstanding at December 31, 2002	2,051,727	$24.99
Granted	737,751	$24.39
Cancelled	(11,500)	$24.65
Exercised	(487,655)	$24.90
Outstanding at December 31, 2003	2,290,323	$24.79
Granted	539,654	$28.48
Cancelled	(12,666)	$24.90
Exercised	(398,893)	$25.03
Outstanding at December 31, 2004	2,418,418	$25.60
Granted	117,500	$30.90
Cancelled	(5,782)	$26.26
Exercised	(173,138)	$25.14
Outstanding at December 31, 2005	2,356,998	$25.90

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

14. Stock-Based Compensation (Continued)

The following table summarizes information about all stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/05	Weighted-Average Exercise Price
$23.95-$30.90	2,356,998	6.47	$25.90	1,568,379	$25.21

For purposes of the pro forma amounts below, the Company recognizes compensation expense over the vesting period. The per-share weighted-average fair values of the 117,500, 399,654, and 597,751 options not subject to the aforementioned tax-offset feature and issued during the years ended December 31, 2005, 2004, and 2003, respectively was $2.75, $1.98, and $1.30, respectively. The per-share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Dividend	$2.10	$2.10	$2.10
Expected life of option	6 years	6 years	6 years
Risk-free interest rate	3.87%	3%	3%
Expected stock price volatility	20%	20%	20%

As set forth above, the Company previously recorded compensation expense with respect to certain stock options subject to tax-offset provision. The additional compensation cost required under SFAS No. 123 for the stock performance-based plan would have been $0.6 million for each of the years ended December 31, 2005, 2004 and 2003. Had compensation cost for the Company’s grants under stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income (loss), and net income (loss) per common share for 2005, 2004 and 2003 would be the pro forma amounts below (in thousands, except per-share data):

	Year Ended December 31,
	2005	2004	2003
Net income attributable to common shareholders	$28,949	$38,707	$35,970
Net income per common share—basic	$0.62	$0.83	$0.86
Net income per common share—diluted	$0.61	$0.82	$0.85

The effects of applying SFAS 123 in the pro-forma disclosure are not indicative of future amounts and anticipated awards.

Special Stock Grants

In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a fair market value per share of $23.65 on the grant date. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003, based on the continued employment of these individuals with the Company through that date. During the year ended December 31, 2003, the Company recognized $1.1 million of compensation expense related to these shares, respectively.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

14. Stock-Based Compensation (Continued)

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

On March 1, 2004, the Company issued the third installment consisting of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a value of $29.76 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2005, based on the continued employment of these individuals with the Company through that date. During the years ended December 31, 2005 and 2004, the Company recognized $0.7 million and $3.3 million, respectively, of compensation expense related to these shares, including the vesting of 1,000 shares issued to an officer which were accelerated upon her departure from the Company.

On March 4, 2005, the Company issued the fourth installment of 134,000 shares (reduced from 155,000 to reflect the termination of employment of two of the participants) based on a fair market value of $30.90 per share on the grant date. These shares are subject to risk of forfeiture and transfer restrictions, which terminated on March 4, 2006, subject to the continued employment of these individuals with the Company through that date. During the year ended December 31, 2005, the Company recognized $3.5 million of compensation expense related to these shares. The unamortized compensation expense of $0.7 million is included as unearned compensation on the accompanying December 31, 2005 balance sheet and will be amortized ratably through March 3, 2006.

On March 9, 2006, the Company issued the fifth and final installment consisting of 134,000 shares based on a value of $38.90 per share. These shares are subject to risk of forfeiture and transfer restrictions, which terminate on March 8, 2007, based on the continued employment of these individuals with the Company through that date.

Annual Performance Shares

The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.

In March 2003, the Company issued 119,500 shares of restricted stock related to 2002 performance and based on a fair market value on the date of issuance of $24.36 per share. During the years ended December 31, 2005, 2004, and 2003, the Company recognized $1.1 million, $0.8 million and $1.2 million, respectively, of compensation expense related to these shares, including the reimbursement of the taxes to be paid by Mr. Prendergast related to the shares. The reimbursement of taxes was paid pursuant to Mr. Prendergast’s employment agreement.

In February 2004, the Company issued 108,000 shares of restricted stock related to 2003 performance and based on a fair market value on the date of issuance of $28.47 per share. During the years ended December 31, 2005, 2004, and 2003, the Company recognized $1.2 million, $1.1 million, and $1.1 million, respectively, of compensation expense related to these shares, including the reimbursement of the taxes to

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

14. Stock-Based Compensation (Continued)

be paid by Mr. Prendergast related to the shares. The unamortized compensation expense of $0.7 million is included as unearned compensation on the accompanying December 31, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

In March 2005, the Company issued 143,800 shares of restricted stock related to 2004 performance and based on a fair market value on the date of issuance of $30.90 per share. During the each of the years ended December 31, 2005 and 2004, the Company recognized $1.5 million of compensation expense related to these shares, including the reimbursement of taxes to be paid by Mr. Prendergast related to the shares. The unamortized compensation expense of $2.2 million is included as unearned compensation on the accompanying December 31, 2005 balance sheet and will be amortized ratably through the remaining vesting period.

During the year ended December 31, 2005, the Company accrued $1.2 million of compensation expense, including the reimbursement of taxes to be paid by Mr. Prendergast related to the shares, related to 106,750 shares of restricted stock that were issued by the Company on March 9, 2006. The Company recognizes compensation expense with respect to performance-based stock grants ratably over the performance and three-year vesting periods.

In addition, on March 9, 2006, the Company issued 13,000 shares of restricted stock in lieu of stock options. The Company recognizes compensation expense with respect to these shares over the three-year vesting period.

Following is a table summarizing restricted stock activity during the years ended December 31:

	2005	2004	2003
Unvested shares outstanding at beginning of year	306,000	238,500	155,000
Shares issued	277,800	243,000	276,500
Shares forfeited	—	—	—
Shares vested	(202,501)	(175,500)	(193,000)
Unvested shares outstanding at end of year	381,299	306,000	238,500

The Company also granted to directors 792, 8,336 and 7,493 shares of common stock and recognized compensation expense of $28,000, $0.3 million and $0.2 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

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

Under the plan, on January 1 of each year, the Company credits each non-employee director entitled to receive compensation with an annual grant of 1,000 “deferred stock units” for his or her service on the Board during the prior year. On January 1 of each service year (“Service Year”), the Company begins to

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

14. Stock-Based Compensation (Continued) (Continued)

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

Deferred stock units may also be credited to directors in lieu of the payment of cash compensation. Under the plan, directors may elect to receive their compensation, which is paid every six months, in the form of cash, shares of common stock or additional deferred stock units. Deferred stock units credited to a director in lieu of cash compensation have the same terms as deferred stock units credited for annual service, except that these expected deferred stock units are credited in January and July of each year.

During the year ended December 31, 2005, the Company incurred $0.6 million of compensation expense related to director compensation, of which $0.4 million related to deferred stock units credited to directors for the 2005 Service Year. On January 1, 2006 an aggregate of 6,000 deferred stock units were credited to those directors entitled to receive compensation for the 2005 Service Year. In addition, three directors elected to receive all or a portion of their cash compensation for the 2005 Service Year in the form of deferred stock units. The Company credited these directors an aggregate of 2,112 deferred stock units on July 1, 2005 and 2,971 additional deferred stock units on January 1, 2006.

During the year ended December 31, 2004, the Company incurred $0.5 million of compensation expense related to director compensation, of which $0.3 million related to deferred stock units credited to directors for the 2004 Service Year. On January 1, 2005 an aggregate of 5,500 deferred stock units were credited to those directors entitled to receive compensation for the 2004 Service Year. In addition, three directors elected to receive all or a portion of their cash compensation for the 2004 Service Year in the form of deferred stock units. The Company credited these directors an aggregate of 2,180 deferred stock units on July 1, 2004 and 2,384 additional deferred stock units on January 1, 2005.

15. Commitments and Contingencies

Retirement Savings Plan

Effective in January 2000, the Company began to offer its employees a retirement savings plan qualified under Section 401(k) of the Code. Under the Plan, the Company provides matching contributions. These matching contributions are currently equal to 100% of the employee’s contribution up to 3% of the employee’s compensation, and 50% of the employee’s contribution in excess of 3% and up to 5% of the employee’s compensation. These employer contributions aggregated $0.5 million, $0.5 million, and $0.3 million in 2005, 2004 and 2003, respectively, and vested immediately.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

15. Commitments and Contingencies (Continued)

Supplemental Executive Retirement Plan

Effective in January 2000, the Company adopted a non-qualified executive retirement plan (“SERP”). Benefits payable under the SERP are based upon a percentage of each participant’s average annual cash compensation, consisting of base salary and cash bonus, for the three calendar years of the last ten years of employment which produce the highest average amount. Benefits earned under the SERP vest over varying periods ranging from eight to ten years. Participants may begin to receive payments under the SERP following either their 60th or 65th birthday depending on the terms of their individual agreement. Benefits under the SERP will terminate upon the participant’s death. The Company has accrued a liability pursuant to the SERP of $6.6 million and $5.9 million, at December 31, 2005 and 2004, respectively, representing the Company’s unfunded accumulated benefit obligation. Such amounts are classified in Accrued Expenses and Other Liabilities in the accompanying balance sheets. In addition, $0.7 million and $1.2 million, representing a portion of unamortized prior service cost, has been recorded as an intangible asset in other assets as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company does not expect to make benefit payments or contributions during the next five years.

The following is a reconciliation of the accumulated post retirement obligation, assuming no salary rate increase for the year ended December 31, 2005 and a 5% increase for the years ended December 31, 2004 and 2003 and a discount rate of 5.75%, 5.75%, and 6.0% during the years ended December 31, 2005, 2004, and 2003, respectively:

	2005	2004	2003
Accumulated benefit obligation at beginning of year	$5,861,384	$4,174,378	$2,899,301
Net periodic benefit cost:
Service cost	524,070	441,878	598,433
Interest cost	399,090	325,155	333,372
Past service cost	357,935	357,935	357,935
Actuarial loss	—	(17,222)	(14,663)
Net periodic benefit cost	1,281,095	1,107,746	1,275,077
Settlement paid to SERP participant	—	(576,000)	—
Change in additional minimum liability	(504,344)	1,155,260	—
Accumulated benefit obligation at end of year	$6,638,135	$5,861,384	$4,174,378

During the year ended December 31, 2004, $0.6 million was contributed by the Company to the plan and $0.6 million was distributed to one of the SERP participants, representing the Company’s full obligation to that participant pursuant to a contractual termination of the SERP.

Legal and Other Matters

On October 31, 2001, a complaint was filed against the Company in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that the Company owes Mr. Donahue and his firm a fee in connection with services he claims he performed on the Company’s behalf in connection with the acquisition of Bradley Real Estate Inc. On September 18, 2000, the Company acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

15. Commitments and Contingencies (Continued)

$1.2 billion. Through his personal relationships with the parties involved, at the Company’s request, Mr. Donahue introduced the Company to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of the Company’s acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts law.

On November 29, 2002, the court granted the Company’s motion to dismiss Mr. Donahue’s claims. Mr. Donahue subsequently filed an appeal of the court’s decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue’s appeal. On July 14, 2004, the Massachusetts Appellate Court reversed the lower court’s decision dismissing Mr. Donahue’s claims. The Appellate Court’s decision reverts the case back to the Superior Court for discovery and additional proceedings. It is not possible at this time to predict the outcome of this litigation and the Company intends to vigorously defend against these claims.

Except as set forth above, the Company is not involved in any material litigation nor, is any material litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance. In the opinion of the Company’s management, based upon currently available information, this litigation is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is subject to legal and other claims incurred in the normal course of business. Based on its review and consultation with counsel of such matters known to exist, management does not believe that the ultimate outcome of these claims would materially affect the Company’s financial position or results of operations.

Construction Contracts

The Company has entered into construction contracts related to tenant improvements, out parcel development and re-development of various shopping centers. Unexpended but committed amounts under construction contracts amounted to $7.6 million as of December 31, 2005.

16. Derivative and Hedging Activities

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

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

16. Derivative and Hedging Activities (Continued)

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. To date, such derivatives were used to hedge the variable cash flows associated with floating-rate debt and forecasted interest payments on forecasted issuances of debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in Other Comprehensive Income (outside of earnings) and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. As of December 31, 2005, the Company was party to three hedging agreements designated as cash flow hedges. As of December 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

During 2005, the Company entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt. During 2004, the Company terminated the then existing forward-starting swaps at their fair value of ($0.5) million upon issuance of the relevant hedged debt. This amount was deferred in Other Comprehensive Income and is being reclassified to interest expense as scheduled interest payments are made on the hedged debt.

For the year ended December 31, 2005, the net other comprehensive income for derivatives designated as cash flow hedges was $0.7 million and is separately disclosed in the statement of changes in shareholders’ equity and Other Comprehensive Income. This change is comprised of decreases in the fair value of cash flow hedges of $0.9 million and net reclassification adjustments of $0.2 million as an increase in interest expense.

No hedge ineffectiveness on cash flow hedges was recognized during 2005. Amounts reported in Other Comprehensive Income related to these swaps will be reclassified to interest expense as scheduled interest payments are made on the Company’s notes issued in the Company’s debt offerings. As of December 31, 2005, the Company estimates that $0.3 million will be reclassified from Other Comprehensive Income as an increase in interest expense during the next 12 months. As of December 31, 2005, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of seven months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

17. Guarantees of Notes Payable

During 2004, the Company issued $350 million aggregate principal amount of its unsecured notes in two separate transactions (the “Existing Notes”) to certain initial purchasers, who then sold those notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Existing Notes were guaranteed (the “Existing Guarantees”) by the Company’s two operating partnerships, Heritage OP and Bradley OP (the “Guarantors”). Each of the Existing Guarantees is full and unconditional and joint and several.

Because these notes were sold pursuant to exemptions from registration under the Securities Act, the Existing Notes and Existing Guarantees were subject to transfer restrictions. In connection with the

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

17. Guarantees of Notes Payable (Continued)

issuance of the Existing Notes and Existing Guarantees, the Company and the Guarantors entered into a registration rights agreements with the initial purchasers pursuant to which the Company registered with the Securities and Exchange Commission (“SEC”) under the Securities Act new notes (“Registered Notes”) and new guarantees (“Registered Guarantees”) that were exchanged for the Existing Notes and Existing Guarantees. Each of the Registered Guarantees is full and unconditional and joint and several.

This footnote is being provided pursuant to Rule 3-10(f) of Regulation S-X in lieu of providing separate annual financial statements with respect to Heritage OP, a wholly owned Guarantor. Financial statements with respect to Bradley OP, a non-wholly owned Guarantor, are separately filed with the SEC.

The following represents summarized condensed consolidating financial information as of December 31, 2005 and 2004 with respect to the financial position of the Company and for the years ended December 31, 2005, 2004, and 2003 with respect to the results of operations and cash flows of the Company and its subsidiaries. The Parent Company column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors’ columns are segregated between Bradley OP, which is 98.2% owned by the Company, and Heritage OP, a wholly-owned subsidiary of the Company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets (in thousands)

		Guarantors
		Bradley	Heritage	Non-
	Parent	Operating	Property	Guarantor
December 31, 2005	Company	LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,040,373	$239,337	$1,025,692	$—	$2,305,402
Other assets	762,371	117,677	13,544	96,766	(837,531)	152,827
Investment in subsidiaries	854,923	309,762	322,661	—	(1,487,346)	—
Total assets	$1,617,294	$1,467,812	$575,542	$1,122,458	$(2,324,877)	$2,458,229
Liabilities and Shareholders’ Equity/Partners’ Capital
Liabilities:
Indebtedness	726,474	869,434	205,512	463,665	(806,302)	1,458,783
Other liabilities	30,009	58,863	37,497	26,370	(31,229)	121,510
Total liabilities	756,483	928,297	243,009	490,035	(837,531)	1,580,293
Minority interests	—	22,012	—	—	(4,887)	17,125
Shareholders’ equity / partners’ capital	860,811	517,503	332,533	632,423	(1,482,459)	860,811
Total liabilities and shareholders’ equity/partners’ capital	$1,617,294	$1,467,812	$575,542	$1,122,458	$(2,324,877)	$2,458,229

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

17. Guarantees of Notes Payable (Continued)

		Guarantors
	Parent	Bradley	Heritage Property	Non-Guarantor
December 31, 2004	Company	Operating LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,009,467	$289,352	$923,819	$—	$2,222,638
Other assets	391,053	106,532	14,051	72,165	(453,889)	129,912
Investment in subsidiaries	906,927	186,749	324,363	—	(1,418,039)	—
Total assets	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550
Liabilities and Shareholders’ Equity/Partners’ Capital
Liabilities:
Indebtedness	348,273	689,230	219,900	453,421	(416,021)	1,294,803
Other liabilities	32,263	66,098	35,351	29,026	(37,868)	124,870
Total liabilities	380,536	755,328	255,251	482,447	(453,889)	1,419,673
Minority interests	—	16,752	—	2,425	(3,744)	15,433
Shareholders’ equity/partners’ capital	917,444	530,668	372,515	511,112	(1,414,295)	917,444
Total liabilities and shareholders’ equity/partners’ capital	$1,297,980	$1,302,748	$627,766	$995,984	$(1,871,928)	$2,352,550

Condensed Statements of Operations (in thousands)

		Guarantors
			Heritage	Non-
	Parent	Bradley	Property	Guarantor
Year ended December 31, 2005	Company	Operating LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$157,129	$44,255	$148,961	$—	$350,345
Interest, other, and joint venture fee income	27,767	314	515	242	(27,767)	1,071
Total revenue	27,767	157,443	44,770	149,203	(27,767)	351,416
Expenses:
Property operating expenses	—	22,986	5,928	20,996	—	49,910
Real estate taxes	—	26,170	4,836	20,928	—	51,934
Depreciation and amortization	—	44,105	12,728	43,578	—	100,411
Interest	29,236	40,740	11,085	33,141	(27,767)	86,435
General and administrative	—	19,694	7,944	5,190	—	32,828
Total expenses	29,236	153,695	42,521	123,833	(27,767)	321,518
(Loss) Income before net gains	(1,469)	3,748	2,249	25,370	—	29,898
Gain on sale of marketable securities	—	—	—	8	—	8
(Loss) Income before allocation to minority interests	(1,469)	3,748	2,249	25,378	—	29,906
Equity in loss from unconsolidated joint ventures	—	(77)	—	—	—	(77)
Income allocated to exchangeable partnership units	(241)	—	—	—	—	(241)
Subsidiary earnings	31,298	12,118	13,260	—	(56,676)	—
Net income	$29,588	$15,789	$15,509	$25,378	$(56,676)	$29,588

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

17. Guarantees of Notes Payable (Continued)

		Guarantors
			Heritage	Non-
	Parent	Bradley	Property	Guarantor
Year ended December 31, 2004	Company	Operating LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$153,104	$45,177	$127,766	$(100)	$325,947
Interest, other, and joint venture fee income	9,087	369	583	41	(9,087)	993
Total revenue	9,087	153,473	45,760	127,807	(9,187)	$326,940
Expenses:
Property operating expenses	—	22,318	5,767	17,869	—	45,954
Real estate taxes	—	26,540	4,713	17,720	—	48,973
Depreciation and amortization	—	41,182	12,667	34,829	—	88,678
Interest	9,447	32,152	13,350	31,407	(9,087)	77,269
General and administrative	100	17,617	7,285	4,766	(100)	29,668
Total expenses	9,547	139,809	43,782	106,591	(9,187)	290,542
(Loss) Income before net gains	(460)	13,664	1,978	21,216	—	36,398
Gain on sale of marketable securities	—	—	245	284	—	529
Gain on sale of real estate investment	—	28	—	—	—	28
(Loss) Income before allocation to minority interests	(460)	13,692	2,223	21,500	—	36,955
Equity in income from unconsolidated joint ventures	—	86	—	—	—	86
Income allocated to exchangeable partnership units	(206)	—	—	—	—	(206)
Income allocated to Series B & C preferred units	—	(2,176)	—	—	—	(2,176)
Subsidiary earnings	39,979	10,364	11,136	—	(61,479)	—
Income before discontinued operations	39,313	21,966	13,359	21,500	(61,479)	34,659
Discontinued Operations:
Operating income from discontinued operations	—	532	164	—	—	696
Gain on sale of discontinued operations	—	970	2,988	—	—	3,958
Income from discontinued operations	—	1,502	3,152	—	—	4,654
Net income	$39,313	$23,468	$16,511	$21,500	$(61,479)	$39,313

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

17. Guarantees of Notes Payable (Continued)

		Guarantors
			Heritage	Non-
	Parent	Bradley	Property	Guarantor
Year ended December 31, 2003	Company	Operating LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$152,078	$43,674	$102,869	$(955)	$297,666
Interest, other, and joint venture fee income	—	29	189	277	—	495
Total revenue	—	152,107	43,863	103,146	(955)	$298,161
Expenses:
Property operating expenses	—	22,569	5,708	14,825	—	43,102
Real estate taxes	—	25,369	4,613	13,340	—	43,322
Depreciation and amortization	—	39,152	12,416	26,980	—	78,548
Interest	—	25,813	14,205	29,397	—	69,415
General and administrative	955	14,562	6,909	3,727	(955)	25,198
Total expenses	955	127,465	43,851	88,269	(955)	259,585
(Loss) Income before allocation to minority interests	(955)	24,642	12	14,877	—	38,576
Income allocated to exchangeable partnership units	(214)	—	—	—	—	(214)
Income allocated to Series B & C preferred units	—	(6,656)	—	—	—	(6,656)
Subsidiary earnings	37,712	9,778	5,099	—	(52,589)	—
Income before discontinued operations	36,543	27,764	5,111	14,877	(52,589)	31,706
Discontinued Operations:
Operating income from discontinued operations	—	615	1,539	—	—	2,154
Gain on sale of discontinued operations	—	—	2,683	—	—	2,683
Income from discontinued operations	—	615	4,222	—	—	4,837
Net income	$36,543	$28,379	$9,333	$14,877	$(52,589)	$36,543

Condensed Statements of Cash Flows (in thousands)

		Guarantors
			Heritage	Non-
	Parent	Bradley	Property	Guarantor
Year ended December 31, 2005	Company	Operating LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$97,114	$71,140	$48,319	$75,891	$(168,103)	$124,361
Cash flows from investing activities	—	(169,970)	(6,832)	(105,698)	112,795	(169,705)
Cash flows from financing activities	(97,114)	95,105	(42,446)	27,771	55,308	38,624
Change in cash and cash equivalents	—	(3,725)	(959)	(2,036)	—	(6,720)
Beginning of period	—	3,725	959	2,036	—	6,720
End of period	$—	$—	$—	$—	$—	$—

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

17. Guarantees of Notes Payable (Continued)

		Guarantors
			Heritage	Non-
	Parent	Bradley	Property	Guarantor
Year ended December 31, 2004	Company	Operating LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$93,590	$56,696	$26,547	$92,045	$(145,836)	$123,042
Cash flows from investing activities	—	(16,449)	1,696	(107,362)	—	(122,115)
Cash flows from financing activities	(93,590)	(37,814)	(28,423)	14,320	145,836	329
Change in cash and cash equivalents	—	2,433	(180)	(997)	—	1,256
Beginning of period	—	1,292	1,139	3,033	—	5,464
End of period	$—	$3,725	$959	$2,036	$—	$6,720

		Guarantors
			Heritage	Non-
	Parent	Bradley	Property	Guarantor
Year ended December 31, 2003	Company	Operating LP	Investment LP	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$87,727	$82,919	$43,103	$65,237	$(130,298)	$148,688
Cash flows from investing activities	—	(15,769)	(133,119)	(16,243)	—	(165,131)
Cash flows from financing activities	(87,727)	(66,199)	91,855	(47,787)	130,298	20,440
Change in cash and cash equivalents	—	951	1,839	1,207	—	3,997
Beginning of period	—	341	(700)	1,826	—	1,467
End of period	$—	$1,292	$1,139	$3,033	$—	$5,464

18. Supplementary Quarterly Data (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2005, and 2004. Certain prior quarter amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per-share data):

	Quarter ended
	March 31	June 30	September 30	December 31
2005
Revenue from rentals and recoveries	$87,959	$85,343	$86,208	$90,835
Net income	$13,202	$1,325	$8,448	$6,613
Net income attributable to common shareholders	$13,202	$1,325	$8,448	$6,613
Basic and diluted net income per common share*	$0.28	$0.03	$0.18	$0.14

	Quarter ended
	March 31	June 30	September 30	December 31
2004
Revenue from rentals and recoveries	$80,601	$79,088	$82,085	$84,173
Net income	$7,483	$17,146	$7,889	$6,795
Net income attributable to common shareholders	$7,483	$17,146	$7,889	$6,795
Basic net income per common share*	$0.16	$0.37	$0.17	$0.15
Diluted net income per common share*	$0.16	$0.37	$0.17	$0.14

*                    Income per common share is computed independently for each of the quarters presented, which when added together may not equal income per common share for the year.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

19. Newly Issued Accounting Standards

In December 2004, FASB issued SFAS No. 123R, Share-Based Compensation (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Currently, the Company accounts for share-based compensation in accordance with APB No. 25 and related Interpretations. The Company is required to account for share-based compensation to employees in accordance with SFAS No. 123R on a modified prospective basis beginning January 1, 2006. Under the modified prospective basis, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s results of operations, financial position, or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective for the fiscal year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated results of operations, financial position, or liquidity.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial condition and results of operations, financial position, or liquidity.

In September 2005, the Emerging Issues Task Force issued Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, (“EITF 04-5”). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2005, 2004 and 2003

19. Newly Issued Accounting Standards (Continued)

general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The adoption of EITF 04-5 did not have a material effect on the Company’s consolidated results of operations, financial position, or liquidity.

20. Subsequent Event

In late January 2006, the Company finalized an agreement to sell 8 of its shopping centers, consisting of 0.8 million square feet of Company owned GLA. The shopping centers are being sold as a portfolio to a single buyer and constitute all of the Company’s centers in Nebraska and South Dakota. The transaction is expected to be completed by the end of the first quarter of 2006. The carrying amount of the associated assets and liabilities at December 31, 2005 were $52.5 million and $0.8 million, respectively. It is expected that the results of operations of these shopping centers will be reclassified to discontinued operations in the Company’s prospective financial statements.

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
RETAIL SHOPPING CENTERS
ALABAMA
Montgomery Commons

Montgomery, AL	$8,305	$2,527	$8,459	$175	$2,527	$8,634	$11,161	$963	2002	3 - 39
Mongtomery Towne Center
Montgomery, AL	6,661	4,307	14,421	8	4,307	14,429	18,736	1,970	2002	3 - 39
Riverchase Village Shopping Center
Hoover, AL	—	4,094	13,718	1,511	4,094	15,229	19,323	3,971	1999	4 - 39
CONNECTICUT
Crossroads I & II
Manchester, CT	—	5,758	19,276	—	5,758	19,276	25,034	241	2005	15 - 39
Crossroads III
Manchester, CT	14,762 (1)	2,733	9,150	—	2,733	9,150	11,883	86	2005	15 - 39
Hale Road
Manchester, CT	14,600 (2)	4,036	13,512	—	4,036	13,512	17,548	126	2005	15 - 39
Northern Hills
Manchester, CT	(2)	1,025	3,433	—	1,025	3,433	4,458	32	2005	15 - 39
Slater Street
Manchester, CT	(1)	2,521	8,438	—	2,521	8,438	10,959	79	2005	15 - 39
Torrington Plaza
Torrington, CT	232,945 (3)	2,548	8,538	621	2,578	9,129	11,707	2,476	1999	6 - 39
FLORIDA
Barton Commons
Rockledge, FL	(3)	1,652	5,546	463	1,652	6,009	7,661	1,624	1999	4 - 39
Naples Shopping Center
Naples, FL	78,122 (4)	4,783	16,029	(344)	4,784	15,684	20,468	4,051	1999	4 - 39
Park Shore Shopping Center
Naples, FL	(3)	3,099	10,391	2,345	3,334	12,501	15,835	3,284	1999	5 - 39
Shoppers Haven Shopping Center
Pompano Beach, FL	—	3,286	10,933	4,172	3,303	15,088	18,391	3,741	1999	3 - 39
Venetian Isle Shopping Center
Lighthouse Point, FL	(3)	3,605	12,084	398	3,606	12,481	16,087	3,273	1999	5 - 39
GEORGIA
Shenandoah Plaza
Newnan, GA	—	1,352	4,530	71	1,353	4,600	5,953	994	2000	4 - 39
ILLINOIS
Bartonville Square
Bartonville, IL	—	572	1,914	227	572	2,141	2,713	459	2000	10 - 39
Butterfield Square
Libertyville, IL	—	3,328	11,139	179	3,344	11,302	14,646	2,510	2000	5 - 39
The Commons of Chicago Ridge
Chicago Ridge, IL	—	9,254	30,982	2,359	9,273	33,322	42,595	7,685	2000	4 - 39
The Commons of Crystal Lake
Crystal Lake, IL	—	7,193	24,079	888	7,455	24,705	32,160	5,470	2000	4 - 39

S-III-1

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Crossroads Centre
Fairview Heights, IL	—	3,614	12,099	755	3,802	12,666	16,468	2,744	2000	5 - 39
Fairhills Shopping Center
Springfield, IL	—	1,369	4,583	443	1,369	5,026	6,395	1,036	2000	10 - 39
Heritage Square
Naperville, IL	—	5,554	18,593	721	5,625	19,243	24,868	4,294	2000	3 - 39
High Point Centre
Lombard, IL	—	5,621	18,817	1,037	5,736	19,739	25,475	4,312	2000	3 - 39
Long Meadow Commons
Mundelein, IL	9,472	3,507	11,741	117	3,597	11,768	15,365	749	2004	3 - 39
Parkway Pointe
Springfield, IL	—	1,059	3,546	(1)	1,059	3,545	4,604	773	2000	10 - 39
Rivercrest
Crestwood, IL	—	10,043	33,620	909	10,042	34,530	44,572	7,568	2000	3 - 39
Rollins Crossing
Round Lake Beach, IL	—	3,839	12,852	136	3,839	12,988	16,827	2,823	2000	1 - 39
Sangamon Center North
Springfield, IL	—	2,450	8,204	132	2,450	8,336	10,786	1,817	2000	10 - 39
Sheridan Village
Peoria, IL	—	5,293	17,716	1,867	5,660	19,216	24,876	4,249	2000	3 - 39
Sterling Bazaar
Peoria, IL	—	1,619	5,419	235	1,779	5,494	7,273	1,250	2000	5 - 39
Twin Oaks Centre
Silvis, IL	—	1,832	6,131	295	1,841	6,417	8,258	1,495	2000	5 - 39
Wardcliffe Shopping Center
Peoria, IL	—	503	1,682	257	566	1,876	2,442	434	2000	5 - 39
Westview Center
Hanover Park, IL	—	6,527	21,852	1,014	6,944	22,449	29,393	4,994	2000	5 - 39
INDIANA
Apple Glen Crossing
Fort Wayne, IN	—	4,337	14,518	88	4,337	14,606	18,943	1,690	2002	5 - 39
County Line Mall
Indianapolis, IN	—	4,616	15,451	2,785	4,629	18,223	22,852	3,733	2000	3 - 39
Double Tree Plaza
Winfield, IN	—	1,404	4,703	36	1,420	4,723	6,143	1,041	2000	10 - 39
Germantown Shopping Center
Jasper, IN	—	1,829	6,124	1,781	1,899	7,835	9,734	1,898	2000	3 - 39
King’s Plaza
Richmond, IN	—	983	3,290	498	1,111	3,660	4,771	881	2000	10 - 39
Lincoln Plaza
New Haven, IN	—	1,241	4,155	425	1,241	4,580	5,821	993	2000	9 - 39
Martin’s Bittersweet Plaza
Mishawaka, IN	—	1,110	3,717	946	1,110	4,663	5,773	874	2000	3 - 39

S-III-2

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Meridian Village
Carmel, IN	4,922	3,120	10,446	96	3,120	10,542	13,662	1,083	2003	3 - 39
Rivergate Shopping Center
Shelbyville, IN	—	1,299	4,350	385	1,299	4,735	6,034	1,007	2000	5 - 39
Sagamore Park Centre
West Lafayette, IN	—	1,768	5,919	888	1,768	6,807	8,575	1,416	2000	5 - 39
Speedway SuperCenter
Indianapolis, IN	—	11,446	38,322	4,756	11,677	42,847	54,524	9,297	2000	3 - 39
The Village
Gary, IN	—	2,649	8,871	5,436	2,678	14,278	16,956	3,164	2000	2 - 39
Washington Lawndale Commons
Evansville, IN	—	4,757	15,924	2,391	5,524	17,548	23,072	3,979	2000	4 - 39
IOWA
Burlington Plaza West
Burlington, IA	—	1,409	4,719	560	1,544	5,144	6,688	1,095	2000	2 - 39
Davenport Retail Center
Davenport, IA	—	1,355	4,539	1	1,356	4,539	5,895	990	2000	10 - 39
Kimberly West
Davenport, IA	—	1,380	4,623	407	1,442	4,968	6,410	1,072	2000	5 - 39
Parkwood Plaza
Urbandale, IA	—	1,950	6,527	123	1,950	6,650	8,600	1,480	2000	4 - 39
Southgate Shopping Center
Des Moines, IA	2,285	994	3,327	664	1,200	3,785	4,985	848	2000	7 - 39
Spring Village
Davenport, IA	—	673	2,255	566	798	2,696	3,494	675	2000	5 - 39
Warren Plaza
Dubuque, IA	—	1,439	4,818	168	1,590	4,835	6,425	1,088	2000	5 - 39
KANSAS
Mid State Plaza
Salina, KS	—	1,718	5,752	3,641	2,343	8,768	11,111	1,637	2000	2 - 39
Santa Fe Square
Olathe, KS	—	2,465	8,252	984	2,786	8,915	11,701	1,975	2000	3 - 39
Shawnee Parkway Plaza
Shawnee, KS	—	1,176	3,936	337	1,298	4,151	5,449	1,024	2000	4 - 39
Village Plaza
Manhattan, KS	—	497	1,664	31	499	1,693	2,192	345	2001	4 - 39
Westchester Square
Lenexa, KS	—	3,128	10,473	506	3,246	10,861	14,107	2,521	2000	3 - 39
West Loop Shopping Center
Manhattan, KS	—	3,285	10,997	568	3,456	11,394	14,850	2,478	2000	2 - 39
KENTUCKY
Dixie Plaza
Louisville, KY	—	719	2,406	21	719	2,427	3,146	538	2000	5 - 39

S-III-3

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

			Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
			Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances		Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Midtown Mall
Ashland, KY	—		1,924	6,444	497	1,925	6,940	8,865	1,636	2000	3 - 39
Plainview Village Center
Louisville, KY	—		2,701	9,044	1,018	2,738	10,025	12,763	2,209	2000	3 - 39
Stony Brook
Louisville, KY	—		3,319	11,110	615	3,428	11,616	15,044	2,534	2000	3 - 39
MAINE
Pine Tree Shopping Center
Portland, ME		(3)	2,390	8,018	2,067	2,401	10,074	12,475	2,678	1999	9 - 39
MASSACHUSETTS
Berkshire Crossing
Pittsfield, MA	20,408		6,964	23,313	1,277	6,989	24,565	31,554	3,265	2002	3 - 39
Burlington Square
Burlington, MA	14,522		5,930	19,853	95	5,930	19,948	25,878	789	2004	4 - 39
Lynn Market Place
Lynn, MA		(3)	1,340	4,490	441	1,340	4,931	6,271	1,378	1999	5 - 39
Watertower Plaza
Leominster, MA		(3)	6,669	22,350	4,732	6,673	27,078	33,751	7,756	1999	5 - 39
Westgate Plaza
Westfield, MA		(3)	2,062	6,911	35	2,079	6,929	9,008	1,840	1999	10 - 39
MICHIGAN
Cherry Hill Marketplace
Westland, MI	—		2,639	4,113	6,525	2,640	10,637	13,277	2,349	2000	4 - 39
Grand Traverse Crossing
Traverse City, MI	17,913		5,375	17,993	360	5,453	18,275	23,728	2,501	2002	4 - 39
The Courtyard
Burton, MI	—		2,039	6,831	294	2,040	7,124	9,164	1,523	2000	4 - 39
Redford Plaza
Redford, MI	—		5,520	18,482	961	5,521	19,442	24,963	4,254	2000	4 - 39
MINNESOTA
Austin Town Center
Austin, MN	—		2,096	7,015	139	2,095	7,155	9,250	1,613	2000	4 - 39
Brookdale Square
Brooklyn Center, MN	—		2,191	7,335	504	2,220	7,810	10,030	1,654	2000	10 - 39
Burning Tree Plaza
Duluth, MN	—		3,355	11,230	1,488	3,462	12,611	16,073	2,600	2000	5 - 39
Central Valu Center
Columbia Heights, MN	—		2,144	7,176	57	2,193	7,184	9,377	1,580	2000	10 - 39
Division Place
St. Cloud, MN	—		2,614	8,751	429	2,638	9,156	11,794	1,596	2001	2 - 39
Elk Park Center
Elk River, MN	7,947		4,440	14,866	302	4,446	15,162	19,608	3,409	2000	5 - 39
Har Mar Mall
Roseville, MN	—		10,281	34,418	4,881	10,383	39,197	49,580	8,518	2000	3 - 39

S-III-4

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Hub West / Richfield Hub
Richfield, MN	—	3,269	10,948	1,441	3,270	12,388	15,658	2,883	2000	3 - 39
Marketplace at 42
Savage, MN	—	5,070	16,973	535	5,094	17,484	22,578	3,786	2000	5 - 39
Roseville Center
Roseville, MN	—	1,571	5,257	1,249	1,570	6,507	8,077	1,340	2000	4 - 39
Southport Centre
Apple Valley, MN	9,764	3,915	13,106	498	3,945	13,574	17,519	2,900	2000	5 - 39
Sun Ray Shopping Center
St. Paul, MN	—	4,669	15,628	5,869	4,725	21,441	26,166	3,965	2000	5 - 39
Ten Acres Center
West St. Paul, MN	—	2,368	7,930	595	2,344	8,549	10,893	1,918	2000	4 - 39
Terrace Mall
Robbinsdale, MN	—	2,030	6,799	678	2,031	7,476	9,507	1,578	2000	4 - 39
Westwind Plaza
Minnetonka, MN	—	2,511	8,409	1,351	2,676	9,595	12,271	2,263	2000	4 - 39
White Bear Hills
White Bear Lake, MN	—	1,412	4,732	110	1,413	4,841	6,254	1,067	2000	5 - 39
MISSISSIPPI
County Line Plaza
Jackson, MS	17,997	6,731	22,535	228	6,823	22,671	29,494	1,760	2003	15 - 39
MISSOURI
Clocktower Place
Florissant, MO	13,768	5,559	18,612	289	5,559	18,901	24,460	1,757	2003	4 - 39
Ellisville Square
Ellisville, MO	—	2,577	8,627	875	2,827	9,252	12,079	2,069	2000	5 - 39
Grandview Plaza
Florissant, MO	—	3,555	11,902	1,587	3,974	13,070	17,044	2,831	2000	5 - 39
Hub Shopping Center
Independence, MO	—	1,578	5,281	673	1,709	5,823	7,532	1,355	2000	5 - 39
Liberty Corners
Liberty, MO	—	1,904	6,375	712	2,039	6,952	8,991	1,549	2000	4 - 39
Maplewood Square
Maplewood, MO	—	1,080	3,616	87	1,080	3,703	4,783	850	2000	5 - 39
Marketplace at Independence
Independence, MO	—	4,612	15,441	523	4,758	15,818	20,576	2,128	2002	2 - 39
Prospect Plaza
Gladstone, MO	—	3,479	11,647	501	3,479	12,148	15,627	2,943	2000	5 - 39
Watts Mill Plaza
Kansas City, MO	—	3,180	10,645	283	3,348	10,760	14,108	2,412	2000	5 - 39
NEBRASKA
Bishop Heights
Lincoln, NE	—	318	1,062	118	370	1,128	1,498	250	2000	5 - 39

S-III-5

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Cornhusker Plaza
South Sioux City, NE	—	1,122	3,754	98	1,190	3,784	4,974	846	2000	5 - 39
Eastville Plaza
Fremont, NE	—	1,137	3,805	78	1,162	3,858	5,020	849	2000	2 - 39
Edgewood Shopping Center
Lincoln, NE	—	2,890	9,674	1,220	2,982	10,802	13,784	2,249	2000	3 - 39
La Vista
La Vista, NE	—	15,433	—	66	15,433	66	15,499	—	2005	N/A
The Meadows
Lincoln, NE	—	1,037	3,471	24	1,037	3,495	4,532	776	2000	4 - 39
Miracle Hills Park
Omaha, NE	—	1,739	5,824	488	1,761	6,290	8,051	1,406	2000	3 - 39
Stockyards Plaza
Omaha, NE	—	2,122	7,102	214	2,180	7,258	9,438	1,604	2000	3 - 39
NEW HAMPSHIRE
Bedford Mall
Bedford, NH	—	4,686	15,708	735	4,604	16,525	21,129	4,432	1999	4 - 39
Bedford Grove
Bedford, NH	3,915	3,595	12,037	152	3,602	12,182	15,784	1,659	2002	5 - 39
Capitol Shopping Center
Concord, NH	(4)	2,300	7,713	1,761	2,353	9,421	11,774	2,517	1999	4 - 39
Tri City Plaza
Somersworth, NH	(4)	1,875	6,287	570	2,216	6,516	8,732	1,766	1999	10 - 39
NEW JERSEY
Cross Keys Commons
Washington Township, NJ	—	6,150	20,589	4,028	5,800	24,967	30,767	1,754	2002	5 - 39
Morris Hills Shopping Center
Parsippany, NJ	(3)	4,646	15,565	706	4,646	16,271	20,917	4,554	1999	10 - 39
Old Bridge Gateway
Old Bridge Township, NJ	—	8,589	28,753	256	8,589	29,009	37,598	449	2005	15 - 39
NEW MEXICO
St. Francis Plaza
Santa Fe, NM	675	891	2,989	55	946	2,989	3,935	661	2000	10 - 39
NEW YORK
College Plaza
Selden, NY	(3)	3,093	10,367	330	3,093	10,697	13,790	2,804	1999	5 - 39
Dalewood I Shopping Center
Hartsdale, NY	(3)	1,767	5,918	235	1,767	6,153	7,920	1,601	1999	9 - 39
Dalewood II Shopping Center
Hartsdale, NY	(3)	3,780	12,661	4	3,784	12,661	16,445	3,366	1999	10 - 39
Dalewood III Shopping Center
Hartsdale, NY	(3)	2,646	8,861	73	2,646	8,934	11,580	2,400	1999	5 - 39
Falcaro’s Plaza
Lawrence, NY	(3)	1,881	6,301	109	1,881	6,410	8,291	1,724	1999	10 - 39

S-III-6

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried At December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed

Kings Park Shopping Center
Kings Park, NY	(3)	1,839	6,160	718	1,839	6,878	8,717	1,674	1999	8 - 39
Nesconset Shopping Center
Port Jefferson Station, NY	(3)	2,622	8,787	791	2,859	9,341	12,200	2,740	1999	9 - 39
Parkway Plaza
Carle Place, NY	(3)	3,786	12,678	427	3,786	13,105	16,891	3,511	1999	3 - 39
Roanoke Plaza
Riverhead, NY	(4)	1,653	5,541	754	1,858	6,090	7,948	1,597	1999	10 - 39
Rockville Centre Shopping Center
Rockville Centre, NY	(3)	897	3,006	1,252	897	4,258	5,155	1,521	1999	9 - 39
Salmon Run Plaza
Watertown, NY	4,603	2,096	7,015	166	2,103	7,174	9,277	945	2002	15 - 39
Suffolk Plaza
East Setauket, NY	(3)	1,182	4,042	513	1,182	4,555	5,737	1,196	1999	5 - 39
Three Village Plaza
East Setauket, NY	(3)	1,763	5,909	1,378	1,933	7,117	9,050	1,662	1999	5 - 39
Turnpike Plaza
Huntington Station, NY	(4)	908	3,044	107	908	3,151	4,059	835	1999	10 - 39
NORTH CAROLINA
The Commons at Chancellor Park
Charlotte, NC	—	4,922	16,502	2,828	4,922	19,330	24,252	4,657	1999	5 - 39
Crown Point Shopping Center
Charlotte, NC	(3)	2,096	7,026	67	2,162	7,027	9,189	1,907	1999	10 - 39
Franklin Square
Gastonia, NC	—	6,084	20,369	725	6,235	20,943	27,178	3,361	2001	5 - 39
Innes Street Market
Salisbury, NC	12,478	6,158	20,615	4,790	6,019	25,544	31,563	8,682	1999	4 - 39
McMullen Creek Shopping Center
Charlotte, NC	(3)	6,580	22,047	1,142	6,625	23,144	29,769	6,273	1999	1 - 39
New Centre Market
Wilmington, NC	(4)	3,904	13,070	219	3,892	13,301	17,193	3,029	1999	3 - 39
Tarrymore Square
Raleigh, NC	(3)	4,891	16,392	958	5,016	17,225	22,241	4,622	1999	3 - 39
University Commons
Wilmington, NC	(3)	4,370	14,646	4,166	4,370	18,812	23,182	4,515	1999	2 - 39
University Commons Greenville
Greenville, NC	(4)	5,976	20,009	61	5,977	20,069	26,046	4,569	1999	5 - 39
Wendover Place
Greensboro, NC	(4)	8,309	27,819	8,546	10,085	34,589	44,674	7,470	1999	5 - 39
OHIO
30th Street Plaza
Canton, OH	—	3,071	10,279	64	3,098	10,316	13,414	2,249	2000	8 - 39
Clock Tower Plaza
Lima, OH	—	3,409	11,409	349	3,552	11,615	15,167	2,655	2000	2 - 39

S-III-7

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Salem Consumer Square
Trotwood, OH	9,802	5,964	19,965	378	6,053	20,254	26,307	4,489	2000	5 - 39
PENNSYLVANIA
Boyertown Plaza
Boyertown, PA	(3)	675	2,265	1,172	675	3,437	4,112	978	1999	5 - 39
Colonial Commons
Harrisburg, PA	—	11,703	39,179	665	11,703	39,844	51,547	2,241	2004	5 - 39
Lehigh Shopping Center
Bethlehem, PA	(3)	4,125	13,831	3,651	4,460	17,147	21,607	5,158	1999	5 - 39
Warminster Towne Center
Warminster, PA	21,201	7,677	25,703	266	7,677	25,969	33,646	2,960	2002	6 - 39
SOUTH CAROLINA
Fairview Corners
Simpsonville, SC	—	4,726	15,821	—	4,726	15,821	20,547	296	2005	15 - 39
SOUTH DAKOTA
Baken Park
Rapid City, SD	—	3,119	10,440	803	3,119	11,243	14,362	2,641	2000	3 - 39
TENNESSEE
Oakwood Commons
Hermitage, TN	(3)	3,740	12,542	6,295	3,776	18,801	22,577	3,623	1999	3 - 39
Watson Glen Shopping Center
Franklin, TN	(3)	3,381	11,336	823	3,381	12,159	15,540	3,162	1999	5 - 39
Williamson Square
Franklin, TN	—	4,779	15,994	2,671	4,874	18,570	23,444	4,224	2000	3 - 39
The Market of Wolfcreek
Memphis, TN	22,761	8,357	27,977	133	8,357	28,110	36,467	1,061	2004	10 - 39
TEXAS
Buckingham Place
Richardson, TX	5,627	2,283	7,584	—	2,283	7,584	9,867	592	2003	15 - 39
The Crossing
North Richland Hills, TX	—	4,916	16,458	427	4,916	16,885	21,801	1,404	2003	3 - 39
Las Colinas Village
Irving, TX	—	4,415	14,817	1,234	4,703	15,763	20,466	1,303	2003	4 - 39
Randall’s Bay Area
Webster, TX	—	1,635	5,474	—	1,635	5,474	7,109	444	2003	15 - 39
Randall’s Fairmont
Pasadena, TX	—	2,590	8,671	35	2,590	8,706	11,296	712	2003	5 - 39
Royal Oaks Village
Houston, TX	—	7,318	24,498	127	7,318	24,625	31,943	2,000	2003	5 - 39
Trinity Commons
Fort Worth, TX	15,482	2,156	20,752	37	2,156	20,789	22,945	1,625	2003	5 - 39
VIRGINIA
Spradlin Farm
Christianburg, VA	17,734	5,456	18,267	103	5,456	18,370	23,826	2,012	2003	5 - 39

S-III-8

SCHEDULE III

HERITAGE PROPERTY INVESTMENT TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

			Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
			Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances		Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
VERMONT
Rutland Plaza
Rutland, VT		(3)	4,037	13,530	337	4,037	13,867	17,904	3,667	1999	4 - 39
WISCONSIN
Fairacres Shopping Center
Oshkosh, WI	—		1,563	5,230	223	1,612	5,404	7,016	1,155	2000	10 - 39
Fitchburg Ridge
Madison, WI	—		481	1,611	946	531	2,507	3,038	529	2000	5 - 39
Fox River Plaza
Burlington, WI	—		1,654	5,536	156	1,654	5,692	7,346	1,298	2000	3 - 39
Madison Plaza
Madison, WI	—		904	3,026	310	904	3,336	4,240	853	2000	4 - 39
Mequon Pavilions
Mequon, WI	—		6,296	21,075	2,684	6,443	23,612	30,055	5,175	2000	3 - 39
Moorland Square
New Berlin, WI	—		1,881	6,299	79	1,912	6,347	8,259	1,392	2000	4 - 39
Oak Creek Centre
Oak Creek, WI	—		1,357	4,546	995	1,380	5,518	6,898	1,047	2000	4 - 39
Park Plaza
Manitowoc, WI	—		1,586	5,305	734	1,693	5,932	7,625	1,314	2000	4 - 39
Spring Mall
Greenfield, WI	8,021		3,136	10,499	4,341	3,243	14,733	17,976	2,921	2000	5 - 39
Taylor Heights
Sheboygan, WI	—		1,976	6,618	43	1,976	6,661	8,637	1,447	2000	7 - 39
OFFICE BUILDINGS
MASSACHUSETTS
William J. McCarthy
Boston, MA	34,127	(5)	4,700	18,807	3,909	4,700	22,716	27,416	4,525	1999	2 - 39
545 Boylston Street
Boston, MA		(5)	4,300	17,206	1,842	4,300	19,048	23,348	3,851	1999	3 - 39
NEW YORK
Executive Office Building
Great Neck, NY	—		834	3,338	486	834	3,824	4,658	819	1999	3 - 39
TOTAL	$ 630,819		$ 592,246	$ 1,946,717	$ 172,125	$ 604,299	$ 2,106,789	$ 2,711,088	$ 405,686

S-III-9

(1)          Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $14,762,000 at December 31, 2005.

(2)          Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $14,600,000 at December 31, 2005.

(3)          Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $232,945,000 at December 31, 2005.

(4)          Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $78,122,000 at December 31, 2005.

(5)          Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $34,127,000 at December 31, 2005.

	Years ended December 31,
	2005	2004
Cost:
Balance, beginning of year	$2,540,841	2,399,973
Acquisitions and other additions	173,559	178,482
Sale of properties and other deductions	(3,312)	(37,614)
Balance, end of year	$2,711,088	2,540,841
Accumulated Depreciation:
Balance, beginning of year	$318,203	242,741
Depreciation provided	88,605	81,420
Sale of properties and other deductions	(1,122)	(5,958)
Balance, end of year	$406,686	318,203

S-III-10