Form 10-Q
period 2006-03-31
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2006-05-10
CIK 1158265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐   No ☒.

As of May 1, 2006, there were 47,814,393 shares of the Company’s $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
INDEX TO FORM 10-Q

i

PART I

ITEM 1.                Financial Statements

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Unaudited and in thousands of dollars, except for share amounts)

	March 31, 2006	December 31, 2005
Assets
Real estate investments, net	$2,212,862	$2,305,402
Real estate held for sale, net	72,481	—
Cash and cash equivalents	6,772	—
Accounts receivable, net of allowance for doubtful accounts of $11,117 in 2006 and $10,585 in 2005	55,590	54,077
Prepaids and other assets	32,666	30,219
Investments in unconsolidated joint ventures	5,395	5,211
Deferred financing and leasing costs	59,555	63,320
Total assets	$2,445,321	$2,458,229
Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$612,637	$630,819
Mortgage loan payable associated with real estate held for sale	9,674	—
Unsecured notes payable	448,524	449,964
Line of credit facility	294,000	328,000
Bridge loan payable	100,000	50,000
Accrued expenses and other liabilities	88,192	96,286
Accrued distributions	25,425	25,224
Total liabilities	1,578,452	1,580,293
Minority interests:
Exchangeable limited partnership units	15,785	17,125
Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,814,393 and 47,385,995 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	48	47
Additional paid-in capital	1,177,784	1,174,855
Cumulative distributions in excess of net income	(330,696)	(309,219)
Unearned compensation	—	(3,672)
Other comprehensive income (loss)	3,948	(1,200)
Total shareholders’ equity	851,084	860,811
Total liabilities and shareholders’ equity	$2,445,321	$2,458,229

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Statements of Operations
Three Months ended March 31, 2006 and 2005
(Unaudited and in thousands, except per-share data)

	Three months ended March 31,
	2006	2005
Revenue:
Rentals and recoveries	$87,271	$83,815
Interest, other, and joint venture fee income	955	1,379
Total revenue	88,226	85,194
Expenses:
Property operating expenses	12,293	13,834
Real estate taxes	13,472	11,947
Depreciation and amortization	27,805	23,199
Interest	23,035	20,624
General and administrative	7,598	3,264
Impairment loss	2,085	—
Total expenses	86,288	72,868
Income before gain on land sales and minority interests	1,938	12,326
Gains on land sales	171	—
Income before minority interests	2,109	12,326
Equity in income from unconsolidated joint ventures	209	104
Income allocated to exchangeable limited partnership units	(40)	(158)
Income before discontinued operations	2,278	12,272
Discontinued Operations:
Income from discontinued operations	1,354	930
Net income attributable to common shareholders	$3,632	$13,202
Basic per-share data:
Income before discontinued operations	$0.05	$0.26
Income from discontinued operations	0.03	0.02
Income attributable to common shareholders	$0.08	$0.28
Weighted average common shares outstanding	47,331	46,701
Diluted per-share data:
Income before discontinued operations	$0.05	$0.26
Income from discontinued operations	0.03	0.02
Income attributable to common shareholders	$0.08	$0.28
Weighted average common and common equivalent shares outstanding	48,092	47,202

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2006 and 2005
(Unaudited and in thousands)

	Three months ended March 31,
	2006	2005
Net income attributable to common shareholders	$3,632	$13,202
Other comprehensive income:
Unrealized gain on cash flow hedges	5,065	—
Reclassification adjustments for amortization of realized loss of cash flow hedges, net	54	54
Unrealized holding gains on marketable securities	29	—
Total other comprehensive income	5,148	54
Comprehensive income	$8,780	$13,256

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005
(unaudited and in thousands of dollars)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,632	$13,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,220	23,977
Amortization of deferred debt financing costs	472	689
Amortization of debt premiums and discounts	(686)	(559)
Amortization of effective portion of interest rate swaps	54	54
Compensation expense (income) associated with stock plans	2,145	(24)
Earnings from unconsolidated investment in joint ventures	(209)	(104)
Income allocated to exchangeable limited partnership units	40	158
Gains on land sales	(171)	—
Impairment loss	2,085	—
Changes in operating assets and liabilities	(7,806)	(15,038)
Net cash provided by operating activities	27,776	22,355
Cash flows from investing activities:
Acquisitions of and additions to real estate investments and in-place lease value	(4,631)	(9,853)
Proceeds from sale of real estate	285	—
Expenditures for investment in joint ventures	(19)	—
Expenditures for capitalized leasing commissions	(1,292)	(1,839)
Redemption of exchangeable limited partnership units	(1,056)	—
Expenditures for furniture, fixtures and equipment	(196)	(34)
Net cash used for investing activities	(6,909)	(11,726)
Cash flows from financing activities:
Proceeds from the issuance of common stock due to exercise of options	4,446	456
Repayments of mortgage loans payable	(7,772)	(3,032)
Proceeds from prior line of credit facility	—	26,000
Proceeds from new line of credit facility	15,000	211,000
Repayments under prior line of credit facility	—	(11,000)
Repayment of prior line of credit facility	—	(211,000)
Repayments under new line of credit facility	(49,000)	—
Proceeds from bridge loan	50,000	—
Repayment of unsecured notes payable	(1,490)
Distributions paid to exchangeable limited partnership unit holders	(343)	(275)
Common stock distributions paid	(24,878)	(24,642)
Expenditures for deferred debt financing costs	(58)	(2,159)
Net cash used for financing activities	(14,095)	(14,652)
Net increase (decrease) in cash and cash equivalents	6,772	(4,023)
Cash and cash equivalents:
Beginning of period	—	6,720
End of period	$6,772	$2,697

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements

1. Organization

Basis of Presentation

The condensed consolidated financial statements of Heritage Property Investment Trust, Inc. (“Heritage” or the “Company”) contained in this report were prepared from the books and records of the Company without audit in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and in conformity with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2005 are derived from the audited financial statements of the Company at that date. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of 2005 amounts, consisting primarily of discontinued operations, have been made to conform to the 2006 presentation.

The condensed consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

2. Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and believes it is operating so as to qualify as a REIT. To qualify as a REIT for federal income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company’s policy to distribute at least 100% of its taxable income to its shareholders. Accordingly, no provision has been made for federal income taxes.

3. Share-Based Compensation

Overview

The Company’s 2000 Equity Incentive Plan, as amended (the “Plan”) authorizes options and other stock-based compensation awards to be granted to employees and directors for up to 5,700,000 shares of common stock.

Prior to January 1, 2006, the Company accounted for its share-based compensation using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Share-Based Compensation (“SFAS No. 123”). Except with respect to options that were previously subject to variable accounting (see below), in applying the intrinsic value method, the Company did not record share-based compensation cost related to stock options in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. Accordingly, share-based compensation related to stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to January 1, 2006.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

3. Share-Based Compensation (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value as previously estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The adoption of SFAS No. 123R impacted the Company’s accounting for stock options by requiring the Company to expense the estimated fair value of stock options as they vest. In addition, as a result of the adoption of SFAS No. 123R, the Company eliminated the unearned compensation balance related to restricted stock and deferred stock units on the accompanying March 31, 2006 balance sheet. Results for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

The total stock-based compensation expense (income) included in general and administrative expenses for the three-month periods ended March 31, 2006 and 2005 was $2.1 million and $(24,000), respectively.

Stock Options

Pursuant to the Plan, the Company periodically grants options to purchase shares of common stock at an exercise price equal to the per-share fair value of the Company’s common stock on the date of grant. The options vest over periods ranging from three to five years and expire ten years from the grant date. Upon completion of the Company’s initial public offering in April 2002, the vesting of all stock options previously granted to employees (other than 430,000 options granted in April 2002) accelerated.

For the Company’s stock option plan, the fair value of each grant was estimated at the grant date using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to the dividend yield, expected life, the risk-free interest rate, and volatility. The dividend yield is based on the Company’s historical dividend rate. The expected life of the grants is derived from expected employee duration, which is based on Company history, industry information and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price and other factors. Based on an analysis of the Company’s historical data, assumption of zero forfeitures has been incorporated into the Company’s model as historical forfeitures have been and are expected to continue to be insignificant.

The Company did not grant any stock options during the three-month period ended March 31, 2006. The following summary presents the weighted average assumptions used for grants in fiscal year 2005:

Expected Dividend	$2.10
Expected term of option	6 years
Risk-free interest rate	3.87%
Expected stock price volatility	20%

The Company recognized share-based compensation expense related to stock options of $0.1 million, or less than $0.01 per diluted share, for the three-month period ended March 31, 2006.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

3. Share-Based Compensation (Continued)

As of March 31, 2006, there was $0.6 million of total unrecognized compensation cost related to outstanding unvested stock option awards. This cost is expected to be recognized over a weighted-average period of 0.80 years.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005 (in thousands):

Three months ended March 31, 2005
Net income, attributable to common shareholders as reported	$13,202
Add: Total stock based compensation as reported in net income	(24)
Less: Stock based compensation expense determined under fair-value based method for all awards	(123)
Pro forma net income	$13,055
Earnings per share:
Basic—as reported	$0.28
Basic—pro forma	$0.28
Diluted—as reported	$0.28
Diluted pro forma	$0.28

Due to a tax-offset payment provision contained in one employment agreement, 920,000 of the Company’s stock options were subject to variable accounting under APB Opinion No. 25 at March 31, 2005. The Company’s additional income related to these stock option awards subject to variable accounting was $3.3 million for the three-month period ended March 31, 2005. These stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement.

A summary of option activity under the Plan as of March 31, 2006, and changes during the three-months then ended, is presented below:

Options	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2006	2,356,998	$25.90
Granted	—	—
Exercised	(174,648)	26.04
Forfeited	(3,332)	25.18
Outstanding at March 31, 2006	2,179,018	$25.89
Exercisable at March 31, 2006	1,849,801	$24.81

The per-share grant date fair value of the 117,500 options issued during the three-month period ended March 31, 2005 was $2.75. The Company did not grant any stock options during the three-month period ended March 31, 2006.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

3. Share-Based Compensation (Continued)

The aggregate intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2005 was $2.2 million and $0.1 million, respectively.

The aggregate intrinsic value and weighted-average remaining contractual term of the 2,179,018 options outstanding at March 31, 2006 were $29.9 million and 6.14 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of the 1,849,801 options exercisable at March 31, 2006 were $26.1 million and 5.90 years, respectively.

The Company issues new shares upon the exercise of stock options.

Non-vested Shares

In addition to stock option grants, the Plan also authorizes the grant of stock-based compensation awards in the form of restricted shares. These restricted shares vest over a period ranging from one to three years. In addition, the Company pays dividends on non-vested shares which are charged directly to Cumulative Distributions in Excess of Net Income.

The following summary presents all restricted stock activity as of March 31, 2006 and changes during the three-months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share
Unvested shares outstanding at January 1, 2006	381,299	$29.88
Shares issued	253,750	38.90
Shares forfeited	—	—
Shares vested	(249,767)	29.70
Unvested shares outstanding at March 31, 2006	385,282	$34.96

As of March 31, 2006, there was $10.7 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 0.95 years. The total fair value of shares vested during the three-month periods ended March 31, 2006 and 2005 was $7.4 million and $5.8 million, respectively.

Special Stock Grants

In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of restricted stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a grant date fair market value of $23.65 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2003, based on the continued employment of these individuals with the Company through that date.

On March 3, 2003, the Company issued the second installment of 155,000 shares based on a grant date fair market value of $24.36 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 3, 2004, based on the continued employment of these individuals with the Company through that date.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

3. Share-Based Compensation (Continued)

On March 1, 2004, the Company issued the third installment of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a grant date fair market value of $29.76 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 1, 2005, based on the continued employment of these individuals with the Company through that date. During the three-month period ended March 31, 2005, the Company recognized $0.7 million of compensation expense related to these shares.

On March 4, 2005, the Company issued the fourth installment of 134,000 shares (reduced from 155,000 to reflect the termination of employment of two of the participants) based on a grant date fair market value of $30.90 per share. These shares were subject to risk of forfeiture and transfer restrictions, which terminated on March 4, 2006, based on the continued employment of these individuals with the Company through that date. During the three-month periods ended March 31, 2006 and 2005, the Company recognized $0.7 million and $0.3 million, respectively, of compensation expense related to these shares.

On March 9, 2006, the Company issued the fifth and final installment of 134,000 shares based on a grant date fair market value of $38.90 per share. These shares are subject to risk of forfeiture and transfer restrictions, which will terminate on March 8, 2007, assuming the continued employment of these individuals with the Company through that date. During the three-month period ended March 31, 2006, the Company recognized $0.4 million of compensation expense related to these shares. Deferred compensation of $4.8 million related to these shares will be recognized ratably through March 8, 2007.

Annual Performance Shares

The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.

In March 2003, the Company issued 119,500 shares of restricted stock related to 2002 performance based on an issuance date fair market value of $24.36 per share. During the three-month period ended March 31, 2005, the Company recognized $0.2 million of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares. These shares were subject to risk of forfeiture and transfer restrictions, which terminated in March 2006, based on the continued employment of these individuals with the Company through that date.

In February 2004, the Company issued 108,000 shares of restricted stock related to 2003 performance based on an issuance date fair market value of $28.47 per share. During each of the three-month periods ended March 31, 2006 and 2005, the Company recognized $0.3 million of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares.   Deferred compensation of $0.6 million related to these shares will be recognized ratably through the remaining vesting period. These shares are subject to risk of forfeiture and transfer restrictions, which will terminate in February 2007, assuming the continued employment of these individuals with the Company through that date.

In March 2005, the Company issued 143,800 shares of restricted stock related to 2004 performance based on an issuance date fair market value of $30.90 per share. During each of the three-month periods ended March 31, 2006 and 2005, the Company recognized $0.4 million of compensation expense related to these shares, including the reimbursement of taxes to be paid by one employee related to the shares.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

3. Share-Based Compensation (Continued)

Deferred compensation of $1.9 million related to these shares will be recognized ratably through the remaining vesting period.

These shares are subject to risk of forfeiture and transfer restrictions, which will terminate completely in March 2008, assuming the continued employment of these individuals with the Company through that date.

In March 2006, the Company issued 106,750 shares of restricted stock related to 2005 performance based on an issuance date fair market value of $38.90 per share. During the three-month periods ended March 31, 2006 and 2005, the Company recognized $0.4 million and $0.3 million, respectively, of compensation expense related to these shares, including the reimbursement of taxes to be paid by one employee related to the shares. Deferred compensation of $3.0 million related to these shares will be recognized ratably through the remaining vesting period. These shares are subject to risk of forfeiture and transfer restrictions, which will terminate completely in March 2009, assuming the continued employment of these individuals with the Company through that date.

In addition, in March 2006, the Company issued 13,000 shares of restricted stock in lieu of stock options based on an issuance date fair market value of $38.90 per share. During the three-month period ended March 31, 2006, the Company recognized $42,000 of compensation expense related to these shares. The Company recognizes compensation expense with respect to these shares over the three-year vesting period. Deferred compensation of $0.5 million related to these shares will be recognized ratably through the remaining vesting period. These shares are subject to risk of forfeiture and transfer restrictions, which will terminate completely in March 2009, assuming continued employment of these individuals with the Company through that date.

Deferred Stock Units

The Company maintains a compensation plan relating to the payment of fees and other compensation to directors who are neither employed by the Company nor trustees of the Company’s largest stockholder, Net Realty Holding Trust (“Outside directors”). Outside directors receive an annual retainer, fees for Board meetings attended, Board committee chair retainers and fees for Board committee meetings attended. Except as described below, these fees are typically paid in cash.

Under the plan, on January 1st of each year, the Company credits each Outside director with an annual grant of 1,000 “deferred stock units” for his or her service on the Board during the prior year. On January 1st of each service year (“Service Year”), the Company begins to accrue compensation expense for deferred stock units expected to be credited for service on the Board during that Service Year. The value of the deferred stock units, based on the grant date fair market value of the Company’s common stock, is amortized to compensation expense over the Service Year.

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

3. Share-Based Compensation (Continued)

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

During the three-month period ended March 31, 2005, the Company incurred $0.2 million of compensation expense related to director compensation, of which $0.1 million related to deferred stock units credited to directors for the 2005 Service Year. On January 1, 2006, an aggregate of 6,000 deferred stock units were credited to Outside directors for the 2005 Service Year based on a grant date fair value of $33.40. In addition, three directors elected to receive all or a portion of their cash compensation for the 2005 Service Year in the form of deferred stock units. The Company credited these directors an aggregate of 2,112 deferred stock units on July 1, 2005, and 2,971 additional deferred stock units on January 1, 2006, based on grant date fair values of $35.02 and $33.40, respectively.

During the quarter ended March 31, 2006, the Company accrued $0.2 million of compensation expense relating to director compensation, of which $0.1 million related to deferred stock units expected to be credited to directors for the 2006 Service Year and as cash compensation with respect to those directors electing to receive deferred stock units in lieu of cash compensation.

4. Earnings Per Share

Earnings per common share (“EPS”) has been computed pursuant to SFAS No. 128, Earnings per Share (“SFAS No. 128”). The following table reconciles both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable (in thousands, except per-share data):

	Three months ended March 31, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$3,632	47,331	$0.08
Effect of dilutive securities:
Stock options	—	665	—
Anticipated stock compensation	—	96	—
Diluted earnings per share:
Net income attributable to common shareholders	$3,632	48,092	$0.08

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

4. Earnings Per Share (Continued)

	Three months ended March 31, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$13,202	46,701	$0.28
Effect of dilutive securities:
Stock options	—	387	—
Anticipated stock compensation	—	114	—
Diluted earnings per share:
Net income attributable to common shareholders	$13,202	47,202	$0.28

Shares of common stock reported as issued and outstanding on the accompanying March 31, 2006 and December 31, 2005 balance sheets include non-vested shares of 385,282 and 381,299, respectively. However, these shares are excluded from the denominator used to calculate basic earnings per share pursuant to SFAS No. 128.

For the three-month periods ended March 31, 2006 and 2005, operating partnership units exchangeable into shares of the Company’s common stock were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

5. Supplemental Cash Flow Information

During the three-month periods ended March 31, 2006 and 2005, interest paid was $20.9 million and $18.9 million, respectively. State income and franchise tax payments, net of refunds, during the three-month periods ended March 31, 2006 and 2005 were $0.3 million and $0.4 million, respectively.

Included in accrued expenses and other liabilities at March 31, 2006 and December 31, 2005 are accrued expenditures for real estate investments of $1.0 million and $3.6 million, respectively.

Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

6. Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	March 31, 2006	December 31, 2005
Land	$382,227	$395,270
Land improvements	202,103	209,029
Buildings and improvements	1,935,383	2,001,925
Tenant improvements	91,803	92,569
Improvements and developments in process	14,281	12,295
	2,625,797	2,711,088
Accumulated depreciation and amortization	(412,935)	(405,686)
Real estate investments, net	2,212,862	2,305,402
Real estate held for sale (net of accumulated depreciation of $10,758)	72,481	—
Net carrying value of real estate investments	$2,285,343	$2,305,402

Dispositions

During the three-month period ended March 31, 2006, the Company disposed of two parcels of land in separate transactions for a total purchase price of $0.3 million, resulting in a total gain of $0.2 million.

Real Estate Assets Held for Sale

In January 2006, the Company finalized a purchase and sale agreement to sell eight of its shopping centers, consisting of 0.8 million square feet of GLA owned by the Company. The shopping centers were sold as a portfolio to a single buyer and constituted all of the Company’s shopping centers in Nebraska and South Dakota. The sale was completed on April 18, 2006 for a purchase price of $69.4 million and an expected gain on sale of approximately $17.0 million which will be recorded in the three-month period ending June 30, 2006. The results of operations were reported as discontinued operations in the accompanying statements of operations and the properties were classified as held for sale as of January 31, 2006 on the accompanying balance sheet as of March 31, 2006.

In March 2006, the Company finalized a purchase and sale agreement to sell one of its shopping centers in Trotwood, Ohio, consisting of 0.3 million square feet of GLA owned by the Company. The sale was completed on April 26, 2006 for a purchase price of $23.1 million and an expected gain on sale of approximately $1.3 million which will be recorded in the three-month period ending June 30, 2006. In connection with the sale, the Company incurred a loss of approximately $1.3 million from a prepayment penalty related to the early extinguishment of the mortgage loan on the shopping center which will be recorded in the three-month period ending June 30, 2006. The results of operations were reported as discontinued operations in the accompanying statements of operations and the properties and related mortgage loans payable were classified as held for sale as of March 31, 2006 on the accompanying balance sheet as of March 31, 2006.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

Impairment Loss on Real Estate Investments

During the three-month period ended March 31, 2006, the Company recorded a loss of $2.1 million in connection with the impairment of two shopping centers located in Alabama and one shopping center located in Wisconsin. The Company has been working with brokers to explore the possible sales of these properties and, as a result of negotiations with potential acquirers, the Company has concluded, in connection with the preparation of its financial statements for the three-month period ended March 31, 2006, that the carrying value of these assets exceeded their fair value as of March 31, 2006. The fair value of the properties is determined based on the Company’s estimate of the amount for which the properties could be sold in a transaction between willing parties.

7. Insurance Recovery

In October 2005, a hurricane damaged four of the Company’s shopping centers in the Southeast. This damage did not significantly interrupt the business of these shopping centers. The Company has comprehensive insurance coverage for property damage, including for these shopping centers, which provides for an aggregate of $50 million in coverage. The Company’s damage assessment teams, working with the insurance provider adjusters, inspected the properties and have implemented a restoration plan.

The recovery effort is expected to include the replacement of roofs at three of the shopping centers and a facade at one of the shopping centers. As of March 31, 2006 and December 31, 2005, the net book value of the damaged property was estimated to be $1.4 million. Changes to this estimate, if any, will be recorded in the periods in which they are determined.

The Company has incurred costs of $0.4 million and $0.3 million as of March 31, 2006 and December 31, 2005, respectively, primarily for temporary repairs and clean-up. As of March 31, 2006 and December 31, 2005, the Company has recorded a write-off of real estate investments, net and a corresponding insurance claim recovery receivable for $1.4 million and has recorded an additional $0.4 million and $0.3 million, respectively, of insurance claim recovery receivable related to the temporary repairs and clean-up. Insurance recovery receivable is included with Prepaid and Other Assets in the accompanying consolidated balance sheet as of March 31, 2006 and December 31, 2005. The Company has recorded these amounts because it believes that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of the assets and costs incurred to date. The cost recovery is recorded on the expense line item to which it relates and therefore, there is no net impact to any line item on the Company’s statement of operations for the three-months ended March 31, 2006.

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

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

7. Insurance Recovery (Continued)

The following summarizes hurricane-related activity recorded (in thousands):

Probable recovery of real estate investments, net	$1,420
Probable recovery of other costs incurred	405
Payments received as of March 31, 2006	—
Insurance recovery receivable as of March 31, 2006	$1,825

8. Investments in Unconsolidated Joint Ventures

Lakes Crossing Shopping Center

In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture will own approximately 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Company accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million anticipated contribution in the three-month period ended June 30, 2005. The Company is not the record-keeper of the joint venture, and otherwise does not have immediate access to such records. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. As a result, the operations for the periods from October 1, 2005 through December 31, 2005, and from October 1, 2004 through December 31, 2004, are included in the accompanying consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005, respectively, and are classified as Equity in Income from Unconsolidated Joint Ventures.

The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of March 31, 2006, $18.0 million was outstanding under the construction loan and recorded on the books and records of the joint venture. In the event the Company is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Company together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. Because the estimated fair value of the guarantee as of March 31, 2006 is not material to the Company’s financial position, no liability or additional investment has been recorded related to the guarantee’s fair value.

Skillman Abrams Shopping Center

In April 2005, the Company, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Company has a 25% interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement. The Company accounts for the joint venture under the equity method of accounting and is the record-keeper of the joint venture. Therefore, there is no lag in

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

8. Investments in Unconsolidated Joint Ventures (Continued)

reporting the operations of the joint venture, and the operations for the period from January 1, 2006 through March 31, 2006 are included in the accompanying 2006 consolidated statement of operations and are classified as Equity in Income from Unconsolidated Joint Ventures.

9. Debt

Line of Credit

On March 29, 2005, the Company refinanced its prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage’s request, subject to the agent’s consent, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and Heritage’s two operating partnerships, Bradley Operating Limited Partnership (“Bradley OP”) and Heritage Property Investment Limited Partnership (“Heritage OP”), and certain of the Company’s other subsidiaries have guaranteed the new line of credit. The new line of credit is being used principally to fund growth opportunities and for working capital purposes.

The Company’s ability to borrow under the new line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits the Company’s ability to make distributions in excess of 95% of the Company’s annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon the Company’s debt rating. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at March 31, 2006 was 5.34%. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments.

Heritage loaned all of the proceeds from the new line of credit to Bradley OP, establishing a related party line of credit facility. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of March 31, 2006 and December 31, 2005, $294 million and $328 million, respectively, was outstanding under the new line of credit facility.

Bridge Loan Payable

On November 28, 2005, the Company entered into a $100 million term loan or “bridge loan” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two-year extension. The Company’s ability to borrow under the bridge loan is subject to its ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits the Company’s ability to make distributions in excess of 95% of its annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon the Company’s debt rating. The variable rate in effect at March 31, 2006 was 5.43%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments. The Company is the borrower under this bridge loan, and Bradley OP and Heritage OP have guaranteed this bridge loan. This bridge loan is being used principally to fund growth

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

9. Debt (Continued)

opportunities and for working capital purposes. As of March 31, 2006 and December 31, 2005, $100 million and $50 million, respectively, had been drawn under the bridge loan.

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

In addition, all notes described above have been guaranteed by Heritage OP and Bradley OP. The indentures contain various covenants, including covenants restricting the amount of indebtedness that may be incurred by the Company and its subsidiaries. The Company is in compliance with all applicable covenants as of March 31, 2006.

In its acquisition of Bradley OP in September 2000, Heritage assumed unsecured notes payable consisting of a $100 million 7.0% fixed-rate issue maturing on November 15, 2004; $100 million 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other debt. These notes were all held directly by Bradley OP. On November 15, 2004, the Company repaid all of the $100 million 7% fixed-rate issue maturing on that date. On March 15, 2006, the Company repaid the $1.5 million of other debt maturing on that date. The amount of unsecured Bradley OP notes payable outstanding at March 31, 2006 and December 31, 2005 was $100 million and $101.5 million, respectively.

10. Minority Interest

Exchangeable Limited Partnership Units

Outstanding exchangeable limited partnership units consist of 618,087 and 659,051 Bradley OP Units (“OP Units”) at March 31, 2006 and December 31, 2005, respectively, not owned by the Company. The holders of these OP Units may present such OP Units to Bradley OP for redemption at any time (subject to certain restrictions with particular holders). Upon presentation of an OP Unit, Bradley OP must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

10. Minority Interest (Continued)

Stock”), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of the OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. During the three-month period ended March 31, 2006, 40,964 exchangeable limited partnership units were redeemed for $1.5 million of cash.

Other Minority Interest

In July 2005, the Company, through its joint venture with WDG La Vista LLC (“Westwood”), contributed $15.4 million for a 50% interest in a parcel of land in La Vista, Nebraska (“La Vista Joint Venture”), which is to be developed into a 550,000 square foot lifestyle shopping center. The La Vista Joint Venture was deemed to be a variable interest entity and the Company was deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, the financial position of the La Vista Joint Venture is consolidated in the accompanying consolidated financial statements of the Company as of March 31, 2006. The 50% minority interest owned by Westwood was issued in consideration for locating the site and other development work, and has a carrying value of $0 at March 31, 2006, as Westwood made no equity investment in the La Vista Joint Venture. Therefore, there is no balance in Other Minority Interest at March 31, 2006 and December 31, 2005 in the accompanying consolidated balance sheet.

The La Vista Joint Venture has also committed to purchase two additional parcels of land in La Vista, Nebraska. The purchase of the remaining two parcels may occur any time up through November 30, 2007 for a purchase price of $11 million, resulting in a total purchase price for all three parcels of $26 million.

11. Related Party Transactions

Transactions with NETT

In connection with the formation of the Company, in July 1999, environmental studies were not completed for all of the properties contributed by the Company’s largest stockholder, Net Realty Holding Trust (“NETT”). NETT has agreed to indemnify the Company for environmental costs of up to $50 million with respect to those contributed properties. The environmental costs include completing environmental studies and any required remediation. Since its formation, the Company has been reimbursed by NETT for approximately $2.0 million of environmental costs pursuant to this indemnity. As of March 31, 2006 and December 31, 2005, the Company was due $0.7 million and $0.6 million, respectively, under this indemnity.

In November 1999, the Company entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by the Company. The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company manages the building. The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through March 31, 2006.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

11. Related Party Transactions (Continued)

In February 2004, the Company entered into an eleven-year lease with this joint venture for approximately 31,000 square feet of space and moved its corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, which were negotiated on an arms-length basis, the Company began paying rent during the three-month period ended March 31, 2005. The Company pays an average of $1.2 million per year in minimum rent annually.

The TJX Companies

In July 1999, Bernard Cammarata became a member of the Company’s board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. (“TJX”), the Company’s largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $14.5 million for the three-month period ended March 31, 2006, representing approximately 5.5% of the Company’s total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, accounts receivable for contractual and straight-line rent of $1.6 million were outstanding as of March 31, 2006. TJX pays the Company rent in accordance with 52 leases at the Company’s properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of the Company’s board of directors. Since January 1, 2006, Mr. Vaughn has been a consultant to Ahold USA, Inc. (“Ahold”), the parent company of The Stop & Shop Supermarket Company (“Stop & Shop”), a grocery chain headquartered in Massachusetts. From January 2003 to December 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold. Prior to that time, Mr. Vaughn was Executive Vice President, Human Resources of Stop & Shop, with whom he had been employed since 1974. Mr. Vaughn is a co-trustee of NETT and Net Realty Holding Trust, the Company’s largest stockholder. Annualized base rent from Ahold and its subsidiaries was $1.5 million for the three-month period ended March 31, 2006, representing approximately 0.6% of the Company’s total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.4 million were outstanding as of March 31, 2006. Ahold and its subsidiaries pay the Company rent in accordance with 3 leases at the Company’s properties.

A.C. Moore

In June 2004, Michael J. Joyce became a member of the Company’s board of directors. In July 2004, Mr. Joyce became a member of the board of director’s of A.C. Moore Arts & Crafts, Inc. (“A.C. Moore”). Annualized base rent from A.C. Moore and its subsidiaries was $0.3 million for the three-month period ended March 31, 2006, representing approximately 0.1% of the Company’s total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.1 million were outstanding as of March 31, 2006. A.C. Moore pays the Company rent in accordance with 3 leases at the Company’s properties.

12. Derivatives and Hedging Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

12. Derivatives and Hedging Instruments (Continued)

standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in Other Comprehensive Income (outside of earnings) and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. As of March 31, 2006, the Company was party to three hedging agreements designated as cash flow hedges. As of March 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

During 2004, the Company terminated the then existing forward-starting swaps at their fair value of ($0.5) million upon issuance of the relevant hedged debt. This amount was deferred in Other Comprehensive Income and is being reclassified to interest expense as scheduled interest payments are made on the hedged debt.

During 2005, the Company entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt. For the three-month period ended March 31, 2006, the net other comprehensive income for derivatives designated as cash flow hedges was $5.1 million and is separately disclosed in the accompanying consolidated statement of comprehensive income and is included as Prepaids and Other Assets in the accompanying consolidated balance sheet as of March 31, 2006. This change is comprised of increases in the fair value of cash flow hedges of $5.1 million and net reclassification adjustments of $0.1 million as an increase in interest expense.

No hedge ineffectiveness on cash flow hedges was recognized during the three-month periods ending March 31, 2006 and 2005. Amounts reported in Other Comprehensive Income related to these swaps will be reclassified to interest expense as scheduled interest payments are made on the Company’s notes issued in the Company’s debt offerings. Excluding the effects of the derivatives designated as cash flow hedges as of March 31, 2006, the Company estimates that $0.3 million will be reclassified from Other Comprehensive Income as an increase in interest expense during the next 12 months. As of March 31, 2006, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of four months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

13. Segment Reporting (Continued)

The Company predominantly operates in one industry segment—real estate ownership and management of retail properties. As of March 31, 2006 and December 31, 2005, the Company owned 171 community and neighborhood shopping centers. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Company defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

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

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

14. Guarantor of Notes Payable (Continued)

The following represents summarized condensed consolidating financial information as of March 31, 2006 and December 31, 2005, with respect to the financial position of the Company and for the three-month period ended March 31, 2006, and 2005, with respect to the results of operations and cash flows of the Company and its subsidiaries. The “Parent Company” column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors’ columns are segregated between Bradley OP, which is 98% owned by the Company, and Heritage OP, a wholly-owned subsidiary of the Company. The “Non-Guarantor Subsidiaries” column presents the financial information of all non-guarantor subsidiaries, which consists primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets (in thousands):

		Guarantors
March 31, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$958,649	$236,685	$1,017,528	$—	$2,212,862
Real estate held for sale, net	—	72,481	—	—	—	72,481
Other assets	783,169	127,876	20,403	96,049	(867,519)	159,978
Investment in subsidiaries	845,542	306,651	320,816	—	(1,473,009)	—
Total assets	$1,628,711	$1,465,657	$577,904	$1,113,577	$(2,340,528)	$2,445,321
Liabilities and Shareholders’ Equity/Partners’ Capital
Liabilities:
Indebtedness	742,524	873,800	209,976	461,309	(832,448)	1,455,161
Indebtedness associated with real estate held for sale	—	9,674	—	—	—	9,674
Other liabilities	35,103	62,640	26,144	24,801	(35,071)	113,617
Total liabilities	777,627	946,114	236,120	486,110	(867,519)	1,578,452
Minority interests	—	24,470	—	—	(8,685)	15,785
Shareholders’ equity/partners’ capital	851,084	495,073	341,784	627,467	(1,464,324)	851,084
Total liabilities and shareholders’ equity/partners’ capital	$1,628,711	$1,465,657	$577,904	$1,113,577	$(2,340,528)	$2,445,321

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

14. Guarantor of Notes Payable (Continued)

		Guarantors
December 31, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,040,373	$239,337	$1,025,692	$—	$2,305,402
Other assets	762,371	117,677	13,544	96,766	(837,531)	152,827
Investment in subsidiaries	854,923	309,762	322,661	—	(1,487,346)	—
Total assets	$1,617,294	$1,467,812	$575,542	$1,122,458	$(2,324,877)	$2,458,229
Liabilities and Shareholders’ Equity/Partners’ Capital
Liabilities:
Indebtedness	726,474	869,434	205,512	463,665	(806,302)	1,458,783
Other liabilities	30,009	58,863	37,497	26,370	(31,229)	121,510
Total liabilities	756,483	928,297	243,009	490,035	(837,531)	1,580,293
Minority interests	—	22,012	—	—	(4,887)	17,125
Shareholders’ equity/partners’ capital	860,811	517,503	332,533	632,423	(1,482,459)	860,811
Total liabilities and shareholders’ equity/partners’ capital	$1,617,294	$1,467,812	$575,542	$1,122,458	$(2,324,877)	$2,458,229

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

14. Guarantor of Notes Payable (Continued)

Condensed Consolidating Income Statements (in thousands):

		Guarantors
Three months ended March 31, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$37,710	$9,256	$40,305	$—	$87,271
Interest, other, and joint venture fee income	9,664	532	328	95	(9,664)	955
Total revenue	9,664	38,242	9,584	40,400	(9,664)	88,226
Expenses:
Property operating expenses	—	5,316	1,396	5,581	—	12,293
Real estate taxes	—	6,642	1,070	5,760	—	13,472
Depreciation and amortization	—	11,304	2,912	13,589	—	27,805
Interest	10,085	11,787	2,506	8,321	(9,664)	23,035
General and administrative	—	4,813	1,542	1,243	—	7,598
Impairment loss	—	1,455	630	—	—	2,085
Total expenses	10,085	41,317	10,056	34,494	(9,664)	86,288
(Loss) Income before gains on land sales	(421)	(3,075)	(472)	5,906	—	1,938
Gains on land sales	—	171	—	—	—	171
(Loss) Income minority interests	(421)	(2,904)	(472)	5,906	—	2,109
Equity in income from unconsolidated joint ventures	—	209	—	—	—	209
Income allocated to exchangeable partnership units	(40)	—	—	—	—	(40)
Subsidiary earnings	4,093	1,619	4,287	—	(9,999)	—
Income (loss) before discontinued operations	3,632	(1,076)	3,815	5,906	(9,999)	2,278
Income from discontinued operations	—	1,354	—	—	—	1,354
Net income	$3,632	$278	$3,815	$5,906	$(9,999)	$3,632

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

14. Guarantor of Notes Payable (Continued)

		Guarantors
Three months ended March 31, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$36,181	$11,245	$36,389	$—	$83,815
Interest, other, and joint venture fee income	4,319	1,140	220	19	(4,319)	1,379
Total revenue	4,319	37,321	11,465	36,408	(4,319)	85,194
Expenses:
Property operating expenses	—	6,005	1,645	6,184	—	13,834
Real estate taxes	—	6,120	1,202	4,625	—	11,947
Depreciation and amortization	—	9,849	3,123	10,227	—	23,199
Interest	4,548	9,161	3,028	8,206	(4,319)	20,624
General and administrative	—	1,738	1,050	476	—	3,264
Total expenses	4,548	32,873	10,048	29,718	(4,319)	72,868
(Loss) Income before allocation to minority interests	(229)	4,448	1,417	6,690	—	12,326
Equity in income from unconsolidated joint ventures		104	—	—		104
Income allocated to exchangeable partnership units	(158)	—	—	—	—	(158)
Subsidiary earnings	13,589	2,986	3,704	—	(20,279)	—
Income before discontinued operations	13,202	7,538	5,121	6,690	(20,279)	12,272
Income from discontinued operations	—	930	—	—	—	930
Net income	$13,202	$8,468	$5,121	$6,690	$(20,279)	$13,202

Condensed Statements of Cash Flows (in thousands)

		Guarantors
Three months ended March 31, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$20,490	$22,414	$3,953	$25,292	$(44,373)	$27,776
Cash flows from investing activities	—	(3,625)	(944)	(842)	(1,498)	(6,909)
Cash flows from financing activities	(20,490)	(16,775)	(1,445)	(21,256)	45,871	(14,095)
Change in cash and cash equivalents	—	2,014	1,564	3,194	—	6,772
Beginning of period	—	—	—	—	—	—
End of period	$—	$2,014	$1,564	$3,194	$—	$6,772

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

14. Guarantor of Notes Payable (Continued)

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

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements made herein include: financial performance and operations of the Company’s shopping centers, including the Company’s tenants, real estate conditions, current and future bankruptcies of the Company’s tenants;  execution of shopping center redevelopment programs; the Company’s ability to finance the Company’s operations, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in our credit rating; completion of pending acquisitions; risks of development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected; the availability of additional acquisitions, and the execution of joint venture opportunities; difficulties assimilating acquisitions made through future joint ventures; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; the level and volatility of interest rates and changes in the capitalization rates with respect to the acquisition and disposition of properties; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the ability to maintain our status as a REIT for federal income tax purpose; governmental approvals, actions and initiatives;  environmental/safety requirements and costs; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; changes in economic, business, competitive market and regulatory conditions;  acts of terrorism or war; the effects of hurricanes and other natural disasters; and other risks detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005,  and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to unduly rely on such statements.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.” We are one of the nation’s largest owners of neighborhood and community shopping centers. As of March 31, 2006, we had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 35.0 million square feet of GLA, of which approximately 28.7 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.0% leased as of March 31, 2006.

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

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets where our centers are located. The retail sector continues to change as a result of industry consolidation. This consolidation has created an excess of available retail space and increased competition for that space. We believe the nature of the properties that we own and invest in, primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics and growth prospects, provides a relatively stable revenue flow in uncertain economic times, as these properties are more resistant to economic down cycles. This resistance is due to the fact that consumers still need to purchase food and other goods found at grocers and other retailers, even in difficult economic times.

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

In other instances, we have concluded that some properties do not meet our long-term ownership criteria as a result of their location, size or tenant mix. In the near future, we intend to dispose of these properties, allowing us to improve the overall quality of our portfolio and take advantage of favorable market conditions. Pursuant to this capital recycling program, early in the second quarter of 2006, we disposed of nine shopping centers located in Nebraska, South Dakota and Ohio and entered into agreements to sell five other properties located in Alabama, Kentucky, and Wisconsin.

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

In connection with our capital recycling program, we may sell a property at a price that is less than the net book value of that property in our financial statements. In connection with a sale of a property, we may also prepay existing mortgage indebtedness on a property and incur a prepayment penalty in connection with that prepayment, as was the case with our sale in April 2006 of a shopping center in Trotwood, Ohio. In certain of those circumstances, we may incur significant losses and expenses that could negatively and materially impact our financial results.

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

During the past few years, as reflected below, our general and administrative expenses have been higher than anticipated as a result of increased staffing, various business initiatives aimed at future growth, the increased costs associated with being a public company, severance costs, compensation expense associated with a tax-offset provision previously included in the employment agreement of our Chief Executive Officer and the costs associated with the restatement of our historical financial statements in connection with this tax-offset provision. In particular, we have incurred higher costs associated with our review of our internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act.

As of March 31, 2006, we had $1.5 billion of indebtedness, of which approximately $842.5 million was unsecured indebtedness. Although we expect to assume additional secured debt in connection with acquisitions, particularly acquisitions made through joint ventures, we intend to finance our operations and growth in the future primarily through borrowings under our line of credit facility, unsecured private or public debt offerings, or by additional equity offerings.

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

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Unless the Company has specific information available related to the recoverability of a real estate investment, the review of recoverability is generally based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. During the three-month period ended March 31, 2006, we recorded an impairment loss of $2.1 million related to two shopping centers located in Alabama and one shopping center located in Wisconsin.

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

Investments in Joint Ventures

Upon entering into a joint venture agreement, the Company assesses whether or not the joint venture is considered a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”). As of March 31, 2006, the Company had one investment in a joint venture that is a variable interest entity of which the Company has determined that it is the primary beneficiary, as defined by FIN No. 46R. This investment is therefore consolidated in the accompanying consolidated financial statements of the Company included in Item 1 of this Part of this Quarterly Report.

The Company accounts for its investments in joint ventures that are not deemed to be variable interest entities pursuant to Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”). As of March 31, 2006, the Company accounted for its two unconsolidated joint ventures under the equity method of accounting, because the Company does not control these entities, despite having the ability to exercise significant influence over them. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities. In accordance with the provisions of SOP No. 78-9, the Company recognizes fees received from joint ventures relating solely to the extent of the outside partner’s interest. Such fees are classified on the consolidated statements of operations as Interest, Other, and Joint Venture Fee Income.

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuance of long-term debt expected to be issued during the second or third quarter of 2006. These swap agreements were designated as cash flow hedges. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

Between January 1, 2005 and March 31, 2006, we increased our total portfolio of properties (“Total Portfolio”) from 167 properties to 174 properties and from 28.2 million Company-owned GLA to 29.0 million Company-owned GLA. As a result of this growth of our Total Portfolio, the financial data presented below show significant changes in revenues and expenses from period-to-period attributable to these acquisitions. To provide an additional meaningful comparison of results for the three-month periods ended March 31, 2006 and 2005, we present below changes in operating results with respect to those properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) as well as with respect to our Total Portfolio.

During the three-month period ended March 31, 2006, the Company classified nine properties as held for sale after purchase and sale agreements were finalized. None of these properties were disposed of as of March 31, 2006. As a result, in both the accompanying consolidated financial statements and the Total Portfolio column, the results associated with these nine properties are classified as discontinued operations. However, the results associated with these nine properties are segregated in a single line item in the Same Property Portfolio in the table below.

Comparison of the three-month period ended March 31, 2006 to the three-month period ended March 31, 2005.

The table below shows selected operating information for our Total Portfolio and the 167 properties acquired prior to January 1, 2005 that remained in the Total Portfolio through March 31, 2006, which constitute the Same Property Portfolio for the three-month periods ended March 31, 2006 and 2005 (in thousands):

Same Property Portfolio	Total Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rentals	$61,176	$61,443	$(267)	(0.4)%	$63,819	$61,443	$2,376	3.9%
Percentage rent	1,403	1,566	(163)	(10.4)%	1,405	1,566	(161)	(10.3)%
Recoveries	21,248	20,586	662	3.2%	21,930	20,586	1,344	6.5%
Other property	101	220	(119)	(54.1)%	117	220	(103)	(46.8)%
Total revenue	83,928	83,815	113	0.1%	87,271	83,815	3,456	4.1%
Expenses:
Property operating expenses	12,008	13,834	(1,826)	(13.2)%	12,293	13,834	(1,541)	(11.1)%
Real estate taxes	12,939	11,947	992	8.3%	13,472	11,947	1,525	12.8%
Net operating income, excluding real estate held for sale	58,981	58,034	947	1.6%	61,506	58,034	3,472	6.0%
Net operating income—held for sale assets	2,015	1,982	33	1.7%
Total net operating income (*)	$60,996	$60,016	$982	1.6%
Add:
Interest, other, and joint venture fee income					955	1,379	(424)	(30.7)%
Gains on land sales					171	—	171	100.0%
Equity in income from unconsolidated joint ventures					209	104	105	101.0%
Income from discontinued operations					1,354	930	424	45.6%
Deduct:
Depreciation and amortization					27,805	23,199	4,606	19.9%
Interest					23,035	20,624	2,411	11.7%
General and administrative					7,598	3,264	4,334	132.8%
Impairment loss					2,085	—	2,085	100.0%
Income allocated to exchangeable limited partnership units					40	158	(118)	(74.7)%
Net income attributable to common shareholders					$3,632	$13,202	$(9,570)	(72.5)%

*                    For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see page 47.

The following discussion of our results of operations for the three-month periods ended March 31, 2006 and 2005 relate to the Total Portfolio, except where otherwise noted.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily due to the following:

•  an increase of $2.6 million due to seven properties acquired after January 1, 2005, partially offset by:

•  on a Same Property Portfolio basis, rental revenue decreased by $0.3 million, excluding the effects of the discontinued operations with respect to those properties held for sale, primarily as a result of an increase in bad debt/vacancy expense due to increased reserves associated with higher outstanding accounts receivable balances.

Percentage Rent.   Percentage rent decreased $0.2 million primarily due to timing of notification and payments by tenants as well as lower sales volume and higher sales breakpoints for leases with significant percentage rent provisions.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•  an increase of $0.7 million due to seven properties acquired after January 1, 2005; and

•  on a Same Property Portfolio basis, an increase of $0.7 million, excluding the effects of the discontinued operations with respect to those properties held for sale, primarily as a result of an increase in real estate tax recovery income of $1.1 million due to an increase in tax recovery rates for the first quarter of 2006 compared to the first quarter of 2005. In addition, other reimbursements increased $0.3 million due to utility reconciliations activity. These increases were partially offset by a decrease of $0.7 million in common area maintenance income which was primarily due to a decrease in common area maintenance expenses.

Other Property Income.   Other property income decreased $0.1 million, excluding the effects of the discontinued operations with respect to those properties held for sale, primarily due to an insurance settlement in the three-month period ended March 31, 2005 for $0.1 million due to lost rent.

Expenses

Property Operating Expenses.   Property operating expenses decreased primarily due to the following:

•       an increase of $0.3 million due to seven properties acquired after January 1, 2005, offset by:

•       on a Same Property Portfolio basis, a decrease of $1.8 million, excluding the effects of the discontinued operations with respect to those properties held for sale, primarily due to a decrease of $1.9 million in snow removal costs and $0.1 million in maintenance and supervision expense, partially offset by an increase in utility expenses of $0.2 million.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $0.5 million related to seven properties acquired after January 1, 2005; and

•       on a Same Property Portfolio basis, an increase of $1.0 million, excluding the effects of the discontinued operations with respect to those properties held for sale, primarily related to increased assessments for certain properties which had been previously redeveloped.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income decreased primarily due to a decrease of $0.7 million of tax incentive financing income received at our shopping centers during the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005. This decrease was partially offset by increased fees from the Company’s unconsolidated joint ventures. During the three-months ended March 31, 2006, the Company had an interest in two unconsolidated joint ventures compared to having had only one such interest during the three-month period ended March 31, 2005.

Gains on Land Sales.   Gains on land sales increased as the result of the Company having disposed of two parcels of land during the three-month period ended March 31, 2006.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to the increased occupancy of a shopping center owned by a joint venture that is in the development phase and an interest acquired in a joint venture in April 2005.

Income from Discontinued Operations.   Income from discontinued operations increased as a result of increased income at the held for sale properties during the three-month period ended March 31, 2006 compared with the three-month period ended March 31, 2005.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $2.4 million primarily as a result of an increase in overall indebtedness of $158.6 million from March 31, 2005 to March 31, 2006. This increase was primarily due to indebtedness incurred in connection with the acquisition of properties. In addition, the weighted average interest rate on our indebtedness increased from 6.16% at March 31, 2005 to 6.27% at March 31, 2006.

General and Administrative Expenses.   Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $4.3 million, primarily as a result of the fact that general and administrative expenses for the three-month period ended March 31, 2005 were reduced by $3.3 million as a result of the impact of the Company’s variable accounting of certain stock options. These stock options were subject to a tax-offset payment provision contained in one employment agreement in the three-month period ended March 31, 2005. The expense associate with these stock options decreased during the three-month period ended March 31, 2005 because of a decrease in the Company’s stock price during that same period. Those stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement.

After exclusion of the effect of the provision discussed above, the net $1.0 million increase in general and administrative expenses is primarily due to:

•  an increase of $1.2 million related to higher payroll and staffing costs and professional fees and other expenses associated with various Company business initiatives; and

•       an increase of $0.3 million of stock compensation expense primarily due to the expense associated with unvested options required under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) as well as an overall increase in the Company’s stock price. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values beginning January 1, 2006.

This increase was partially offset by a decrease in the 2006 bonus accrual of $0.3 million and a decrease in office expenses of $0.1 million. Office expenses decreased due to lower recruiting costs and placement fees.

Impairment loss.   Impairment loss increased as a result of the Company having recorded impairment charges against three of its real estate assets during the three-month period ended March 31, 2006.

Income allocated to exchangeable limited partnerships units.   Income allocated to exchangeable limited partnership units decreased primarily as a result of lower income allocations due to the overall decrease in the Company’s net income partially offset by an increase in the number of outstanding exchangeable limited partnership units outstanding at March 31, 2006 compared to March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had $6.8 million in available cash and cash equivalents. We generally do not maintain significant cash or cash equivalent balances. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. Therefore, as a general matter, we meet our liquidity needs from cash generated from operations and external sources of capital.

At March 31, 2006, we had $1.5 billion of indebtedness. This indebtedness has a weighted average interest rate of 6.27% with an average maturity of 3.8 years. As of March 31, 2006, our market capitalization was $3.4 billion, resulting in a debt-to-total market capitalization ratio of approximately 43.3%.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $0.3 million, or $0.10 per square foot, for the three-months ended March 31, 2006. We have also incurred and expect to continue to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

We believe that we qualify and we intend to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to stockholders. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT.

However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions to meet these distribution requirements, and we may need to borrow funds, most likely under our line of credit, to pay distributions in the future.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under our line of credit. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $27.8 million for the three-month period ended March 31, 2006 from $22.4 million for the three-month period ended March 31, 2005.

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

Based on our internal valuation of our properties, we believe the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of March 31, 2006. Therefore, at this time, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit, bridge loan, or unsecured public notes.

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

Environmental Matters

We currently have fifteen properties in our portfolio that are undergoing, or have been identified as requiring, some form of remediation (including monitoring for compliance) to clean up contamination. In these cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. We also currently have twelve properties in our portfolio that we are monitoring for compliance as a result of contamination on adjacent properties.

Of the fifteen properties cited above, nine of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. All of these contributed properties (together with fourteen other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.0 million of environmental costs pursuant to this indemnity. As of March 31, 2006, we were due $0.7 million under this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

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

Contractual Obligations and Contingent Liabilities

The following table summarizes our repayment obligations under our indebtedness outstanding as of March 31, 2006 (in thousands):

Property	2006(1)	2007	2008	2009	2010	Thereafter	Total
Mortgage loans payable:
Spring Mall(5)	$7,989	—	—	—	—	—	$7,989
Elk Park Center(6)	7,869	—	—	—	—	—	7,869
Southport Centre	130	9,593	—	—	—	—	9,723
Long Meadow Commons(2)(3)	260	8,717	—	—	—	—	8,977
Innes Street Market	287	12,098	—	—	—	—	12,385
Southgate Shopping Center	90	2,166	—	—	—	—	2,256
Hale Road & Northern Hills	—	14,600	—	—	—	—	14,600
Salem Consumer Square(7)	383	563	8,728	—	—	—	9,674
St. Francis Plaza	157	225	243	—	—	—	625
Burlington Square(2)	155	227	243	12,724	—	—	13,349
Crossroads III & Slater Street(2)	136	201	214	13,295	—	—	13,846
Buckingham Place(2)	50	74	79	5,054	—	—	5,257
County Line Plaza(2)	164	240	256	16,002	—	—	16,662
Trinity Commons(2)	136	200	214	13,776	—	—	14,326
8 shopping centers, cross collateralized	1,395	1,993	2,154	72,132	—	—	77,674
Montgomery Commons(2)	64	94	100	102	7,334	—	7,694
Warminster Towne Center(2)	209	307	329	362	18,294	—	19,501
Clocktower Place(2)	96	144	154	171	11,838	—	12,403
545 Boylston Street and William J. McCarthy Building	540	772	838	910	30,896	—	33,956
29 shopping centers, cross collateralized	2,003	2,955	3,147	3,461	220,654	—	232,220
The Market of Wolf Creek III(2)	73	106	113	125	135	8,042	8,594
Spradlin Farm(2)	149	219	232	253	272	15,915	17,040
The Market of Wolf Creek I(2)	121	176	188	206	222	9,105	10,018
Berkshire Crossing	342	488	519	557	596	11,412	13,914
Grand Traverse Crossing	297	424	457	492	530	10,621	12,821
Salmon Run Plaza(2)	288	458	500	547	598	1,864	4,255
Grand Traverse Crossing — Wal-Mart	136	193	208	225	156	4,034	4,952
The Market of Wolf Creek II(2)	78	111	120	129	140	1,288	1,866
Montgomery Towne Center	292	307	335	364	396	4,866	6,560
Bedford Grove—Wal-Mart	124	178	191	207	223	2,952	3,875
Berkshire Crossing—Home Depot/Wal-Mart	195	278	300	324	349	4,869	6,315
Total mortgage loans payable	$24,208	58,107	19,862	141,418	292,633	74,968	$611,196
Unsecured notes payable(4)	—	—	100,000	150,000	—	200,000	450,000
Line of credit facility	—	—	294,000	—	—	—	294,000
Bridge loan payable	100,000	—	—	—	—	—	100,000
Total indebtedness	$124,208	58,107	413,862	291,418	292,633	274,968	$1,455,196

(1)          Represents the period from April 1, 2006 through December 31, 2006.

(2)          The aggregate repayment amount for mortgage loans payable of $611,196 does not reflect the unamortized mortgage loan premiums totaling $11,115 related to the assumption of fifteen mortgage loans with above-market contractual interest rates.

(3)          Property is encumbered by two mortgage loans maturing in July 2007.

(4)          The aggregate repayment amount of $450,000 does not reflect the unamortized original discounts of $1,476 related to the April and October 2004 bond issuances.

(5)          Mortgage balance was repaid on April 10, 2006 without penalty.

(6)          Borrower has provided the lender with notice of intention to repay the mortgage balance outstanding as of August 1, 2006.

(7)          Mortgage balance is classified as held for sale in the accompanying balance sheet as of March 31, 2006. The balance was repaid on April 26, 2006 with a prepayment penalty of $1.3 million, in connection with the sale of the property.

As of March 31, 2006, the indebtedness described in the table above requires principal amortization and balloon payments of $124.2 million for the remainder of 2006. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance these and other future balloon payments through borrowings under our line of credit. We may also refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of March 31, 2006, in addition to the repayment obligations under the indebtedness described above, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2006(1)	2007	2008	2009	2010	Thereafter	Total
Construction contracts and tenant improvement obligations	$12,594	22	—	—	—	—	$12,616
Ground leases and subleases	1,295	1,817	1,826	1,819	1,812	68,570	77,139
Office leases	888	1,188	1,191	1,301	1,274	4,971	10,813
Total	$14,777	3,027	3,017	3,120	3,086	73,541	$100,568

(1)          Represents the period from April 1, 2006 through December 31, 2006.

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

The future contractual payment obligations in the above table do not reflect the matters described below under “Off-Balance Sheet Arrangements.”  Additionally, the repayment obligations reflected in the above table do not reflect interest payments on debt. Further, we have obligations under a retirement benefit plan, which are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, that are not included in the above table. Funding requirements for retirement benefits after 2006 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

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

However, in a few cases, we have committed to provide funds to our existing unconsolidated joint ventures (discussed below) under certain circumstances, and these commitments are not reflected as liabilities on our consolidated financial statements. These existing unconsolidated joint ventures are not variable interest entities and we do not have control of these partnerships and, therefore, we account for them using the equity method of accounting.

In May 2004, the Company entered into a joint venture agreement with a third party developer for the development and construction of Lakes Crossing Shopping Center in Muskegon, Michigan. As of March 31, 2006, the Company does not consolidate the operations of the Lakes Crossing joint venture in its financial statements. Under the terms of the Lakes Crossing joint venture, we have a 50% interest in the venture and we have agreed to contribute any capital that might be required by the joint venture. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in late 2006, the Company may be required to purchase the third party’s joint venture interest. The purchase price for this interest would be at the agreed-upon fair market value.

We have also fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of March 31, 2006, $18.0 million is outstanding under the construction loan and recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of March 31, 2006 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, we formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, we have a 25% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a mortgage loan outstanding of approximately $14.7 million as of March 31, 2006. We have agreed to indemnify the mortgage lender against bad acts and environmental liabilities with respect to the Skillman Abrams loan. As of March 31, 2006, the carrying value of our investment in the joint venture was approximately $1.0 million.

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

Financings

Bridge Loan

On November 28, 2005, we entered into a $100 million term loan, or “bridge loan,” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two year extension. Our ability to borrow under the bridge loan is subject to our ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits our ability to make distributions in excess of 95% of our annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at December 31, 2005 was 5.09%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon our debt rating, and requires quarterly payments. We are the borrower under this bridge loan, and our two operating partnerships, Bradley Operating Limited Partnership (“Bradley OP”) and Heritage Property Investment Limited Partnership (“Heritage OP”), have guaranteed this bridge loan. This bridge loan is being used principally to fund growth opportunities and for working capital purposes. As of March 31, 2006, $100 million had been drawn under the bridge loan. We anticipate fully repaying the bridge loan in the third quarter of 2006 with the proceeds of an unsecured financing.

Line of Credit

On March 29, 2005, we refinanced our then existing line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this line of credit may be increased to $500 million. Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 95% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This new credit facility also includes a competitive bid option that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at March 31, 2006 was 5.34%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. As of March 31, 2006, $294 million was outstanding under this line of credit.

We believe that we are in compliance with all of the financial covenants under the bridge loan and the line of credit as of the date of this Form 10-Q. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some of our business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisitions, including for example, acquiring a portfolio of highly leveraged properties. These constraints on acquisitions could significantly impede our growth. Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the bridge loan and the line of credit.

Debt Offerings

Heritage Notes

The Company has outstanding two series of unsecured notes. These notes were issued pursuant to the terms of two separate but substantially identical indentures that the Company entered into with LaSalle Bank National Association, as trustee. These indentures contain various covenants, including covenants that restrict the amount of indebtedness that may be incurred by us and our subsidiaries. Specifically, for as long as the debt securities issued under these indentures are outstanding:

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

Our two series of outstanding unsecured notes have been guaranteed by Heritage OP and Bradley OP.

We believe we are in compliance with all applicable covenants under these indentures as of March 31, 2006.

Bradley Notes

Bradley Notes

Prior to our acquisition of Bradley Real Estate, Inc., Bradley OP completed the sale of three series of senior, unsecured debt securities. We repaid in full one of these series of Bradley OP debt securities upon maturity in November 2004 and the second one upon maturity in March 2006. These debt securities were issued pursuant to the terms of an indenture and two supplemental indentures entered into by Bradley OP with LaSalle Bank National Association, as trustee, beginning in 1997. The indenture and two supplemental indentures contain various covenants, including covenants that restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries that are owned directly or indirectly by Bradley OP. Specifically, for as long as these debt securities are outstanding, Bradley OP is not permitted to:

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

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of March 31, 2006.

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

The following reconciles our Funds from Operations to our net income (in thousands).

	Three months ended March 31,
	2006	2005
Net income	$3,632	$13,202
Add :
Depreciation and amortization (real-estate related):
Continuing operating	27,650	23,023
Discontinued Operations (*)	415	778
Pro rata share of unconsolidated joint venture	68	8
Funds from Operations	$31,765	$37,011

*                    Depreciation with respect to eight of nine held for sale properties as of March 31, 2006 ceased as of January 1, 2006.

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. (“TJX”), our largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $14.5 million for the three-month period ended March 31, 2006, representing approximately 5.5% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, accounts receivable for contractual and straight-line rent of $1.6 million were outstanding as of March 31, 2006. TJX pays us rent in accordance with 52 leases at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of our board of directors. Since January 1, 2006, Mr. Vaughn has been a consultant to Ahold USA, Inc. (“Ahold”), the parent company of The Stop & Shop Supermarket Company (“Stop & Shop”), a grocery chain headquartered in Massachusetts. From January 2003 to December 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold. Prior to that time, Mr. Vaughn was Executive Vice President, Human Resources of Stop & Shop, with whom he had been employed since 1974. Mr. Vaughn is a co-trustee of NETT and Net Realty Holding Trust, our largest stockholder. Annualized base rent from Ahold and its subsidiaries was $1.5 million for the three-month period ended March 31, 2006, representing approximately 0.6% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.4 million were outstanding as of March 31, 2006. Ahold and its subsidiaries pay us rent in accordance with 3 leases at our properties.

A.C. Moore

In June 2004, Michael J. Joyce became a member of our board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts, Inc. (“A.C. Moore”). Annualized base rent from A.C. Moore and its subsidiaries was $0.3 million for the three-month period ended March 31, 2006, representing approximately 0.1% of our total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.1 million were outstanding as of March 31, 2006. A.C. Moore pays us rent in accordance with 3 leases at our properties.

131 Dartmouth Street Joint Venture and Lease

In November 1999, we entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by us. We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building. We have no ongoing capital contribution requirements with respect to this office building, which was completed in January 2003. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through March 31, 2006.

In February 2004, we entered into an eleven-year lease with our joint venture with NETT for the lease of approximately 31,000 square feet of space at 131 Dartmouth Street and we moved our corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, we began paying rent to the joint venture in February 2005. The Company pays an average of $1.2 million annually in minimum rent. We believe that the rent payable under this lease is consistent with market rates.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 49, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Recourse Loan Guarantees

In addition to our unsecured line of credit and unsecured debt securities we and Bradley OP have issued, we have fully guaranteed the repayment of a $22 million construction loan obtained by our Lakes Crossing joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension).

Non-Recourse Loan Guarantees

In connection with the Bradley acquisition, we entered into a special securitized facility with Prudential Mortgage Capital Corporation (“PMCC”) pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which we contributed 29 of our properties. This loan is secured by all 29 properties.

In connection with the securitized financing with PMCC, we entered into several indemnification and guaranty agreements with PMCC pursuant to which we indemnified PMCC against various bad acts of Heritage SPE LLC, and against certain specified environmental liabilities with respect to the properties contributed by us to Heritage SPE LLC.

We also have agreed to indemnify other mortgage lenders against bad acts and environmental liabilities in connection with other mortgage loans that we have assumed.

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

Many of our leases are also for terms of fewer than ten years, which permits us to seek to increase rents to market rates upon renewal. In addition, most of our leases require tenants to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. We believe this reduces our exposure to increases in costs and operating expenses resulting from inflation.

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

We use NOI internally, and believe NOI provides useful information to investors as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income to provide results that more closely relate to a property’s results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that, to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following reconciles NOI to net income available to common shareholders (in thousands):

	Three months ended March 31,
	2006	2005
Net operating income—Same Property Portfolio	$60,996	$60,016
Add:
Net operating income—acquisitions	2,525	—
Deduct:
Net operating income—held for sale assets	2,015	1,982
Net operating income—Total Portfolio	61,506	58,034
Add:
Interest, other, and joint venture fee income	955	1,379
Income from discontinued operations	1,354	930
Gains on land sales	171	—
Equity in income from unconsolidated joint ventures	209	104
Deduct:
Depreciation and amortization	27,805	23,199
Interest	23,035	20,624
General and administrative	7,598	3,264
Impairment loss	2,085	—
Income allocated to exchangeable limited partnership units	40	158
Net income attributable to common shareholders	$3,632	$13,202

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is itself subject to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.

The following table presents our contractual fixed rate debt obligations as of March 31, 2006, sorted by maturity date, and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2006(1)	2007	2008	2009	2010	2011+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$23,866	$57,619	$19,343	$140,861	$292,037	$63,556	$597,282	7.31%
Variable rate	342	488	519	557	596	11,412	13,914	6.63%
Unsecured Debt:
Fixed rate	—	—	100,000	150,000	—	200,000	450,000	5.65%
Variable rate	100,000	—	294,000	—	—	—	394,000	5.36%
Total	$124,208	$58,107	$413,862	$291,418	$292,633	$274,968	$1,455,196	6.27%

(1)          Represents the period from April 1, 2006 through December 31, 2006.

(2)          The aggregate repayment amount of $1,455,196 does not reflect the unamortized mortgage loan premiums totaling $11,115 related to the assumption of fifteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,476 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at March 31, 2006 increase by 10%, or 50 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $2.2 million annually.

During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt, expected to be issued during 2006. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2006 in relation to total assets and our total market capitalization.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.        Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

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
Dated: May 10, 2006
/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer
/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer