Form 10-Q
period 2006-06-30
HERITAGE PROPERTY INVESTMENT TRUST INC
filed 2006-08-09
CIK 1158265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐ No ☒

        As of August 1, 2006, there were 47,819,727 shares of the Company's $0.001 par value common stock outstanding.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
INDEX TO FORM 10-Q

PART I

ITEM 1. Financial Statements

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(Unaudited and in thousands of dollars, except for share amounts)

	June 30, 2006	December 31, 2005
Assets
Real estate investments, net	$2,187,388	$2,305,402
Cash and cash equivalents	5,316	—
Accounts receivable, net of allowance for doubtful accounts of $11,637 in 2006 and $10,585 in 2005	54,287	54,077
Prepaids and other assets	35,717	30,219
Investments in unconsolidated joint ventures	5,428	5,211
Deferred financing and leasing costs	56,829	63,320

Total assets	$2,344,965	$2,458,229

Liabilities and Shareholders' Equity
Liabilities:
Mortgage loans payable	$586,669	$630,819
Unsecured notes payable	448,574	449,964
Line of credit facility	231,000	328,000
Bridge loan payable	100,000	50,000
Accrued expenses and other liabilities	86,461	96,286
Accrued distributions	25,418	25,224

Total liabilities	1,478,122	1,580,293

Minority interests:
Exchangeable limited partnership units	15,207	17,125
Other minority interest	525	—

Total minority interests	15,732	17,125

Shareholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 47,819,727 and 47,385,995 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	48	47
Additional paid-in capital	1,180,324	1,174,855
Cumulative distributions in excess of net income	(336,849)	(309,219)
Unearned compensation	—	(3,672)
Other comprehensive income (loss)	7,588	(1,200)

Total shareholders' equity	851,111	860,811

Total liabilities and shareholders' equity	$2,344,965	$2,458,229

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Six Months ended June 30, 2006 and 2005

(Unaudited and in thousands, except per-share data)

	Six months ended June 30,
	2006	2005
Revenue:
Rentals and recoveries	$170,601	$163,867
Interest, other, and joint venture fee income	1,319	1,853

Total revenue	171,920	165,720

Expenses:
Property operating expenses	23,070	24,402
Real estate taxes	27,256	23,979
Depreciation and amortization	52,929	46,391
Interest	45,014	40,281
General and administrative	15,362	18,226
Impairment loss	342	—

Total expenses	163,973	153,279

Income before gain on sale of marketable securities and land sales	7,947	12,441
Gain on sale of marketable securities	42	8
Gain on land sales	171	—

Income before minority interests	8,160	12,449
Equity in income from unconsolidated joint ventures	242	159
Income allocated to exchangeable limited partnership units	(347)	(109)

Income before discontinued operations	8,055	12,499
Discontinued Operations:
(Loss) income from discontinued operations	(4,121)	2,028
Gains on sales of discontinued operations	18,659	—

Income from discontinued operations	14,538	2,028

Net income attributable to common shareholders	$22,593	$14,527

Basic per-share data:
Income before discontinued operations	$0.17	$0.27
Income from discontinued operations	0.31	0.04

Income attributable to common shareholders	$0.48	$0.31

Weighted average common shares outstanding	47,391	46,791

Diluted per-share data:
Income before discontinued operations	$0.17	$0.27
Income from discontinued operations	0.30	0.04

Income attributable to common shareholders	$0.47	$0.31

Weighted average common and common equivalent shares outstanding	48,152	47,921

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Operations

Three Months ended June 30, 2006 and 2005

(Unaudited and in thousands, except per-share data)

	Three months ended June 30,
	2006	2005
Revenue:
Rentals and recoveries	$84,519	$81,241
Interest, other, and joint venture fee income	364	475

Total revenue	84,883	81,716

Expenses:
Property operating expenses	10,908	10,690
Real estate taxes	13,882	12,130
Depreciation and amortization	25,559	23,573
Interest	22,252	20,126
General and administrative	7,764	14,962
Impairment loss	242	—

Total expenses	80,607	81,481

Income before gain on sale of marketable securities	4,276	235
Gain on sale of marketable securities	42	8

Income before minority interests	4,318	243
Equity in income from unconsolidated joint ventures	33	54
(Income) loss allocated to exchangeable limited partnership units	(307)	49

Income before discontinued operations	4,044	346
Discontinued Operations:
(Loss) income from discontinued operations	(3,742)	979
Gains on sales of discontinued operations	18,659	—

Income from discontinued operations	14,917	979

Net income attributable to common shareholders	$18,961	$1,325

Basic per-share data:
Income before discontinued operations	$0.09	$0.01
Income from discontinued operations	0.31	0.02

Income attributable to common shareholders	$0.40	$0.03

Weighted average common shares outstanding	47,451	46,880

Diluted per-share data:
Income before discontinued operations	$0.08	$0.01
Income from discontinued operations	0.31	0.02

Income attributable to common shareholders	$0.39	$0.03

Weighted average common and common equivalent shares outstanding	48,211	48,069

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Consolidated Statements of Comprehensive Income
Three and Six Months ended June 30, 2006 and 2005
(Unaudited and in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net income attributable to common shareholders	$22,593	$14,527	$18,961	$1,325

Other comprehensive income:
Unrealized gain on cash flow hedges	8,663	—	3,598	—
Unrealized holding gains on marketable securities	59	8	30	8
Reclassification adjustments for amortization of realized loss of cash flow hedges, net	108	108	54	54
Reclassification adjustment for realized gain from sale of marketable securities	(42)	(8)	(42)	(8)

Total other comprehensive income	8,788	108	3,640	54

Comprehensive income	$31,381	$14,635	$22,601	$1,379

See accompanying notes to condensed consolidated financial statements.

HERITAGE PROPERTY INVESTMENT TRUST, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005

(unaudited and in thousands of dollars)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$22,593	$14,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,088	48,699
Amortization of deferred debt financing costs	943	1,149
Amortization of debt premiums and discounts	(1,817)	(1,118)
Amortization of effective portion of interest rate swaps	108	108
Compensation expense associated with stock plans	4,436	6,722
Earnings from unconsolidated investment in joint ventures	(242)	(159)
Income allocated to exchangeable limited partnership units	347	109
Gains on sales of real estate assets	(18,830)
Loss on impairment of real estate assets	3,694	—
Loss on prepayment of mortgage loans, net	2,974	—
Gain on sale of marketable securities	(42)	(8)
Changes in operating assets and liabilities	(9,983)	(17,850)

Net cash provided by operating activities	58,269	52,179

Cash flows from investing activities:
Acquisitions of and additions to real estate investments and in-place lease value	(42,638)	(17,939)
Proceeds from sale of real estate assets	131,893	—
Expenditures for investments in joint ventures	(19)	(1,846)
Expenditures for capitalized leasing commissions	(2,100)	(3,088)
Redemption of exchangeable limited partnership units	(1,628)	(896)
Receipt of insurance proceeds	750	—
Proceeds from sale of marketable securities	199	121
Expenditures for furniture, fixtures and equipment	(217)	(333)

Net cash provided by (used for) investing activities	86,240	(23,981)

Cash flows from financing activities:
Proceeds from the issuance of common stock due to exercise of options	4,683	2,283
Repayments of mortgage loans payable	(41,697)	(19,334)
Proceeds from prior line of credit facility	—	26,000
Proceeds from new line of credit facility	77,500	250,000
Repayments under prior line of credit facility	—	(11,000)
Repayment of prior line of credit facility	—	(211,000)
Repayments under new line of credit facility	(174,500)	(18,000)
Proceeds from bridge loan	50,000	—
Contributions from minority interest holders	525	—
Distributions paid to exchangeable limited partnership unit holders	(668)	(548)
Common stock distributions paid	(49,978)	(49,436)
Repayment of unsecured notes payable	(1,490)	—
Penalty associated with prepayment of debt	(3,510)	—
Expenditures for deferred debt financing costs	(58)	(2,185)
Expenditure for equity financing costs	—	(100)

Net cash used for financing activities	(139,193)	(33,320)

Net increase (decrease) in cash and cash equivalents	5,316	(5,122)
Cash and cash equivalents:
Beginning of period	—	6,720

End of period	$5,316	$1,598

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

        The condensed consolidated financial statements of the Company include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

        As more fully described in Note 15, "Subsequent Events," on July 9, 2006, the Company entered into an Agreement and Plan of Merger with Centro Saturn LLC ("Parent"), a Delaware limited liability company, and Centro Saturn MergerSub LLC, a Delaware limited liability company and wholly owned subsidiary of Parent, pursuant to which the Company will merge with and into Centro Saturn MergerSub LLC, and the Company's separate corporate existence will cease. In the merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger (other than shares held by the Company, its subsidiaries or MergerSub) will be converted into, and canceled in exchange for, the right to receive $36.15 in cash, without interest and less any applicable withholding taxes. In addition to this consideration, if the Company has not yet paid its regular dividend on its common stock with respect to the third quarter of 2006, holders of its common stock will be entitled to receive additional merger consideration in an amount per share equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), with respect to each share of the Company's common stock, without interest and less any applicable withholding taxes. The merger, which is expected to close during the fourth quarter of 2006, is subject to various closing conditions, including, among other things, the requisite approval of the merger, the merger agreement, and the other transactions contemplated by the merger agreement by the holders of at least a majority of the shares of outstanding common stock of Heritage.

2.     Income Taxes

        The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and believes it is operating so as to qualify as a REIT. To qualify as a REIT for federal income tax purposes, the Company must, among other things, distribute to shareholders at least 90% of its taxable income. It is the Company's policy to distribute at least 100% of its taxable income to its shareholders. Accordingly, no provision has been made for federal income taxes.

3.     Share-Based Compensation

Overview

        The Company's 2000 Equity Incentive Plan, as amended (the "Plan") authorizes options and other stock-based compensation awards to be granted to employees and directors for up to 5,700,000 shares of common stock.

        Prior to January 1, 2006, the Company accounted for its share-based compensation using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB Opinion No. 25"), and related interpretations, as permitted by Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Share-Based Compensation ("SFAS No. 123"). Except with respect to options that were previously subject to variable accounting (see below), in applying the intrinsic value method, the Company did not record share-based compensation cost related to stock options in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. Accordingly, share-based compensation related to stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to January 1, 2006.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, ("SFAS No. 123R"), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value as previously estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The adoption of SFAS No. 123R impacted the Company's accounting for stock options by requiring the Company to expense the estimated fair value of stock options as they vest. In addition, as a result of the adoption of SFAS No. 123R, the Company eliminated the unearned compensation balance related to non-vested performance shares and deferred stock units on the accompanying June 30, 2006 balance sheet. Results for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

        The total stock-based compensation expense included in general and administrative expenses for the six-month periods ended June 30, 2006 and 2005 was $4.4 million and $6.7 million, respectively, and for the three-month periods ended June 30, 2006 and 2005 was $2.3 million and $6.7 million, respectively.

Stock Options

        Pursuant to the Plan, the Company periodically grants options to purchase shares of common stock at an exercise price equal to the grant date per-share fair value of the Company's common stock. The options vest over periods ranging from three to five years and expire ten years from the grant date. Upon completion of the Company's initial public offering in April 2002, the vesting of all stock options previously granted to employees (other than 430,000 options granted in April 2002) accelerated.

        For the Company's stock option plan, the grant date fair value of each grant was estimated using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to the dividend yield, expected life, the risk-free interest rate, and volatility. The dividend yield is based on the Company's historical dividend rate. The expected life of the grants is derived from expected employee duration, which is based on Company history, industry information and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities utilized in the model are based on the historical volatility of the Company's stock price and other factors. Based on an analysis of the Company's historical data, an assumption of zero forfeitures has been incorporated into the Company's model as historical forfeitures have been and are expected to continue to be insignificant.

        The Company did not grant any stock options during the three- and six-month periods ended June 30, 2006. The following summarizes the weighted average assumptions used for grants in fiscal year 2005:

Expected Dividend	$2.10
Expected term of option	6 years
Risk-free interest rate	3.87%
Expected stock price volatility	20%

        The Company recognized share-based compensation expense related to stock options of $0.1 million, or less than $0.01 per diluted share, for the three-month period ended June 30, 2006 and $0.3 million, or less than $0.01 per diluted share, for the six-month period ended June 30, 2006.

        As of June 30, 2006, there was $0.5 million of total unrecognized compensation cost related to outstanding unvested stock option awards. This cost is expected to be recognized over a weighted-average period of 0.71 years.

        The following tables illustrate the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three- and six-month periods ended June 30, 2005 (in thousands except per-share data):

Six-months ended June 30, 2005
Net income, attributable to common shareholders as reported	$14,527
Add: Total stock based compensation as reported in net income	6,722
Less: Stock based compensation expense determined under fair-value based method for all awards	(7,031)

Pro forma net income	$14,218

Earnings per share:
Basic—as reported	$0.31
Basic—pro forma	$0.30
Diluted—as reported	$0.31
Diluted pro forma	$0.30
Three-months ended June 30, 2005
Net income, attributable to common shareholders as reported	$1,325
Add: Total stock based compensation as reported in net income	6,746
Less: Stock based compensation expense determined under fair-value based method for all awards	(6,910)

Pro forma net income	$1,161

Earnings per share:
Basic—as reported	$0.03
Basic—pro forma	$0.02
Diluted—as reported	$0.03
Diluted pro forma	$0.02

        Due to a tax-offset payment provision contained in one employment agreement, 920,000 of the Company's stock options were subject to variable accounting under APB Opinion No. 25 at June 30,

2005. The Company's additional expense related to these stock option awards subject to variable accounting was $7.9 million and $4.6 million for the three- and six-month period ended June 30, 2005, respectively. These stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement to eliminate the provision relating to these stock options.

        A summary of option activity under the Plan as of June 30, 2006, and changes during the six-months then ended, is presented below:

Options	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2006	2,356,998	$25.90
Granted	—	—
Exercised	(179,982)	26.02
Forfeited	(8,998)	26.78

Outstanding at June 30, 2006	2,168,018	$25.89

Exercisable at June 30, 2006	1,845,933	$25.47

        The per-share grant date fair value of the 117,500 options issued during the six-month period ended June 30, 2005 was $2.75. The Company did not grant any stock options during the three-month period ended June 30, 2005 or the three- and six-month periods ended June 30, 2006.

        The aggregate intrinsic value of options exercised during the three-month periods ended June 30, 2006 and 2005 was $48,000 and $0.7 million, respectively. The aggregate intrinsic value of options exercised during the six-month periods ended June 30, 2006 and 2005 was $2.3 million and $0.8 million, respectively.

        The aggregate intrinsic value and weighted-average remaining contractual term of the 2,168,018 options outstanding at June 30, 2006 were $19.6 million and 5.91 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of the 1,845,933 options exercisable at June 30, 2006 were $17.4 million and 5.63 years, respectively.

        The Company issues new shares of its common stock upon the exercise of stock options.

Non-vested Performance Shares

        In addition to stock option grants, the Plan also authorizes the grant of stock-based compensation awards in the form of non-vested performance shares of common stock. These non-vested performance shares, which are considered outstanding shares from the date of grant, vest over a period ranging from one to three years. In addition, the Company pays dividends on non-vested performance shares that are charged directly to Cumulative Distributions in Excess of Net Income.

        The following summarizes all non-vested performance share activity as of June 30, 2006 and changes during the six-months then ended:

	Non-vested Performance Shares	Weighted Average Grant Date Fair Value per share
Unvested shares outstanding at January 1, 2006	381,299	$29.88
Shares issued	253,750	38.90
Shares forfeited	—	—
Shares vested	(249,767)	29.70

Unvested shares outstanding at June 30, 2006	385,282	$34.96

        As of June 30, 2006, there was $8.7 million of total unrecognized compensation cost related to non-vested performance shares granted under the Plan, which is expected to be recognized over a weighted-average period of 0.87 years. The total fair value of shares vested during the six-month periods ended June 30, 2006 and 2005 was $7.4 million and $5.8 million, respectively.

  Special Stock Grants

        In July 2002, the Board of Directors approved the issuance over five years of an aggregate of up to 775,000 shares of non-vested performance stock with no exercise price to members of senior management of the Company. The Company issued the first installment of 155,000 shares in July 2002 based on a grant date fair market value of $23.65 per share. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that terminated on March 1, 2003.

        On March 3, 2003, the Company issued the second installment of 155,000 shares based on a grant date fair market value of $24.36 per share. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that terminated on March 3, 2004.

        On March 1, 2004, the Company issued the third installment of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a grant date fair market value of $29.76 per share. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that terminated on March 1, 2005. During the six-month period ended June 30, 2005, the Company recognized $0.7 million of compensation expense related to these shares.

        On March 4, 2005, the Company issued the fourth installment of 134,000 shares (reduced from 155,000 to reflect the termination of employment of two of the participants) based on a grant date fair market value of $30.90 per share. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that terminated on March 4, 2006. During the six-month periods ended June 30, 2006 and 2005, the Company recognized $0.7 million and $1.4 million, respectively, of compensation expense related to these shares.

        On March 9, 2006, the Company issued the fifth and final installment of 134,000 shares based on a grant date fair market value of $38.90 per share. These shares are subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) until March 8, 2007. During the six-month period ended June 30, 2006, the Company recognized $1.7 million of compensation expense related to these shares. Deferred compensation of $3.5 million related to these shares will be recognized ratably through March 8, 2007.

  Annual Performance Shares

        The Company recognizes compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.

        In March 2003, the Company issued 119,500 shares of non-vested performance stock related to 2002 performance based on an issuance date fair market value of $24.36 per share. During the six-month period ended June 30, 2005, the Company recognized $0.4 million of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that terminated in March 2006.

        In February 2004, the Company issued 108,000 shares of non-vested performance stock related to 2003 performance based on an issuance date fair market value of $28.47 per share. During the six-month periods ended June 30, 2006 and 2005, the Company recognized $0.4 million and $0.5 million, respectively, of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares. The remaining compensation of $0.4 million related to these shares will be recognized ratably through the balance of the vesting period. These shares are subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that will terminate completely in February 2007.

        In March 2005, the Company issued 143,800 shares of non-vested performance stock related to 2004 performance based on an issuance date fair market value of $30.90 per share. During the six-month periods ended June 30, 2006 and 2005, the Company recognized $0.6 million and $0.7 million, respectively, of compensation expense related to these shares, including the reimbursement of taxes to be paid by one employee related to the shares. The remaining compensation of $1.7 million related to these shares will be recognized ratably through the balance of the vesting period. These shares are subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that will terminate completely in March 2008.

        In March 2006, the Company issued 106,750 shares of non-vested performance stock related to 2005 performance based on an issuance date fair market value of $38.90 per share. During the six-month periods ended June 30, 2006 and 2005, the Company recognized $0.5 million and $0.6 million, respectively, of compensation expense related to these shares, including the reimbursement of taxes to be paid by one employee related to the shares. The remaining compensation of $2.7 million related to these shares will be recognized ratably through the balance of the vesting period. These shares are subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that will terminate completely in March 2009.

        In addition, in March 2006, the Company issued 13,000 shares of non-vested performance stock in lieu of stock options to non-senior management employees based on an issuance date fair market value of $38.90 per share. During the six-month period ended June 30, 2006, the Company recognized $0.1 of compensation expense related to these shares. The Company recognizes compensation expense with respect to these shares over the three-year vesting period. The remaining compensation of $0.4 million related to these shares will be recognized ratably through the balance of the vesting period. These shares are subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that will terminate completely in March 2009.

Deferred Stock Units

        The Company maintains a compensation plan relating to the payment of fees and other compensation to directors who are neither employed by the Company nor trustees of the Company's largest stockholder, Net Realty Holding Trust ("Outside directors"). Outside directors receive an annual retainer, fees for Board meetings attended, Board committee chair retainers and fees for Board committee meetings attended. Except as described below, these fees are typically paid in cash.

        Under the plan, on January 1st of each year, the Company credits each Outside director with an annual grant of 1,000 "deferred stock units" for his or her service on the Board during the prior year. On January 1st of each service year ("Service Year"), the Company begins to accrue compensation expense for deferred stock units expected to be credited for service on the Board during that Service Year. The value of the deferred stock units, based on the grant date fair market value of the Company's common stock, is amortized to compensation expense over the Service Year.

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

        During the six-month period ended June 30, 2005, the Company incurred $0.3 million of compensation expense related to director compensation, of which $0.2 million related to deferred stock units credited to directors and $0.1 million related to cash payments to directors for the 2005 Service Year. On January 1, 2006, an aggregate of 6,000 deferred stock units were credited to Outside directors for the 2005 Service Year based on a grant date fair value of $33.40. In addition, three directors elected to receive all or a portion of their cash compensation for the 2005 Service Year in the form of deferred stock units. The Company credited these directors an aggregate of 2,112 deferred stock units on July 1, 2005, and 2,971 additional deferred stock units on January 1, 2006, based on grant date fair values of $35.02 and $33.40, respectively.

        During the six-month period ended June 30, 2006, the Company accrued $0.4 million of compensation expense relating to director compensation, of which $0.2 million related to deferred stock units expected to be credited to directors and $0.2 million related to cash payments expected to be paid out to directors for the 2006 Service Year.

4.     Earnings Per Share

        Earnings per common share ("EPS") has been computed pursuant to SFAS No. 128, Earnings per Share ("SFAS No. 128"). The following tables reconcile both net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to the dilutive potential common shares, and diluted EPS, which includes all shares, as applicable (in thousands, except per-share data):

	Six-months ended June 30, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$22,593	47,391	$0.48
Effect of dilutive securities:
Stock options	—	636	—
Anticipated stock compensation	—	125	—

Diluted earnings per share:
Net income attributable to common shareholders	$22,593	48,152	$0.47

	Six-months ended June 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$14,527	46,791	$0.31
Effect of dilutive securities:
Stock options	—	441	—
Anticipated stock compensation	—	168	—
Operating partnership units	109	521	0.21

Diluted earnings per share:
Net income attributable to common shareholders	$14,636	47,921	$0.31

	Three-months ended June 30, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$18,961	47,451	$0.40
Effect of dilutive securities:
Stock options	—	608	—
Anticipated stock compensation	—	152	—

Diluted earnings per share:
Net income attributable to common shareholders	$18,961	48,211	$0.39

	Three-months ended June 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$1,325	46,880	$0.03

Effect of dilutive securities:
Stock options	—	492	—
Anticipated stock compensation	—	177	—
Operating partnership units	(49)	520	(0.09)

Diluted earnings per share:
Net income attributable to common shareholders	$1,276	48,069	$0.03

        Shares of common stock reported as issued and outstanding on the accompanying June 30, 2006 and December 31, 2005 balance sheets include non-vested performance shares of 385,282 and 381,299, respectively. However, these shares are excluded from the denominator used to calculate basic EPS pursuant to SFAS No. 128.

        For the three- and six-month periods ended June 30, 2006, 600 and 618, respectively, operating partnership units exchangeable into shares of the Company's common stock were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

5.     Supplemental Cash Flow Information

        During the six-month periods ended June 30, 2006 and 2005, interest paid was $46.0 million and $41.5 million, respectively. State income and franchise tax payments, net of refunds, during each of the six-month periods ended June 30, 2006 and 2005 were $0.9 million.

        Included in accrued expenses and other liabilities at June 30, 2006 and December 31, 2005 are accrued expenditures for real estate investments of $2.6 million and $3.6 million, respectively.

        Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

6.     Real Estate Investments

        A summary of real estate investments follows (in thousands of dollars):

	June 30, 2006	December 31, 2005
Land	$405,094	$395,270
Land improvements	199,316	209,029
Buildings and improvements	1,900,847	2,001,925
Tenant improvements	92,604	92,569
Improvements and developments in process	16,835	12,295

	2,614,696	2,711,088
Accumulated depreciation and amortization	(427,308)	(405,686)

Net carrying value of real estate investments	$2,187,388	$2,305,402

Dispositions

  Alabama Properties

        In June 2006, the Company completed the disposition of its three properties located in Alabama, consisting of 0.5 million square feet of GLA owned by the Company, for $39.9 million. The shopping centers were sold as a portfolio to a single buyer and constituted all of the Company's shopping centers in Alabama. In connection with the sale, the Company recorded a loss of $2.0 million related to the impairment of two of these properties in the first quarter of 2006. During the second quarter of 2006, the Company recorded an additional impairment loss of $1.4 million on all three properties. These impairment losses are included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the six- and three-month periods ended June 30, 2006. In addition, during the three-month period ended June 30, 2006, the Company incurred a loss of approximately $2.2 million from a prepayment penalty related to the early extinguishment of the mortgage loan secured by one of the shopping centers, partially offset by $0.5 million of write-off of premium associated with this debt. The net $1.7 million of prepayment penalty related to this mortgage loan is included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three- and six-month periods ended June 30, 2006. The results of operations of the Alabama shopping centers have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three- and six-month periods ended June 30, 2006.

  Nebraska & South Dakota Properties

        In April 2006, the Company completed the disposition of eight shopping centers, consisting of 0.8 million square feet of GLA owned by the Company, for $69.4 million, resulting in a gain of $17.4 million. The shopping centers were sold as a portfolio to a single buyer and constituted all of the Company's shopping centers in Nebraska and South Dakota. The results of operations of the Nebraska and South Dakota shopping centers have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three- and six-month periods ended June 30, 2006.

  Salem Consumer Square

        In April 2006, the Company completed the disposition of Salem Consumer Square, a shopping center located in Trotwood, Ohio consisting of 0.3 million square feet of GLA owned by the Company, for $23.1 million, resulting in a gain of $1.3 million. In connection with the sale, the Company incurred a loss of approximately $1.3 million from a prepayment penalty related to the early extinguishment of the mortgage loan on the shopping center which was recorded in the three-month period ended June 30, 2006. This prepayment penalty is included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the six-month period ended June 30, 2006. The results of operations of the Salem Consumer Square shopping center have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three- and six-month periods ended June 30, 2006.

  Land

        During the six-month period ended June 30, 2006, the Company disposed of two parcels of land in separate transactions for a total of $0.3 million, resulting in a total gain of $0.2 million.

Impairment Loss on Real Estate Investments

        During the three-month period ended March 31, 2006, the Company also recorded a loss of $0.1 million in connection with the impairment of one shopping center located in Madison, Wisconsin. During the three-month period ended June 30, 2006, the Company recorded an additional loss on impairment on that property of $0.2 million, which is included as Impairment Loss in the accompanying consolidated statement of operations for the three- and six-month periods ended June 30, 2006. The Company has been exploring the possible sale of this property and, as a result of negotiations with potential acquirers, the Company concluded, in connection with the preparation of its financial statements, that the carrying value of this asset exceeded its fair value as of June 30, 2006. The fair value of the property is determined based on the Company's estimate of the amount for which the property could be sold in a transaction between willing parties.

7.     Insurance Recovery

        In October 2005, a hurricane damaged four of the Company's shopping centers in the Southeast. This damage did not significantly interrupt the business of these shopping centers. The Company has comprehensive insurance coverage for property damage, including for these shopping centers, which provides for an aggregate of $50 million in coverage. The Company's damage assessment teams, working with the insurance provider adjusters, inspected the properties and have implemented a restoration plan.

        The recovery effort will include the replacement of roofs at three of the shopping centers and a facade at one of the shopping centers. As of June 30, 2006 and December 31, 2005, the net book value of the damaged property was estimated to be $1.4 million. Changes to this estimate, if any, will be recorded in the periods in which they are determined.

        The Company has incurred costs of $0.6 million and $0.3 million as of June 30, 2006 and December 31, 2005, respectively, primarily for temporary repairs and clean-up. As of June 30, 2006 and December 31, 2005, the Company has recorded a write-off of real estate investments, net and a corresponding insurance claim recovery receivable for $1.4 million, and has recorded an additional $0.6 million and $0.3 million, respectively, of insurance claim recovery receivable related to the temporary repairs and clean-up. Insurance recovery receivable is included within Prepaid and Other Assets in the accompanying consolidated balance sheet as of June 30, 2006 and December 31, 2005. The Company has recorded these amounts because it believes that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of the assets and costs incurred to date. The cost recovery is recorded on the expense line item to which it relates and therefore, there is no net impact to any line item on the Company's statement of operations for the six-months ended June 30, 2006.

        During the three-month period ended June 30, 2006, the Company received a partial reimbursement of $0.8 million of insurance proceeds. While the Company expects the insurance proceeds will sufficiently cover the replacement cost of the restoration of the property, the receipt of the remainder of the insurance proceeds is subject to certain deductibles and limitations. As a result, the Company is unable to determine the timing of receipt or total amount of the remainder of those insurance proceeds or whether the remainder of those insurance payments will sufficiently cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

        The following summarizes hurricane-related activity recorded (in thousands):

Probable recovery of real estate investments, net	$1,420
Probable recovery of other costs incurred	575
Payments received as of June 30, 2006	(750)

Insurance recovery receivable as of June 30, 2006	$1,245

8.     Investments in Unconsolidated Joint Ventures

Lakes Crossing Shopping Center

        In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture will own approximately 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Company accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million anticipated contribution in the six-month period ended June 30, 2005. The Company is not the record-keeper of the joint venture, and otherwise does not have immediate access to such records. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. As a result, the operations for the periods from January 1, 2006 through March 31, 2006 and January 1, 2005 through March 31, 2005 are included in the accompanying consolidated statements of operations for the three-month periods ended June 30, 2006 and 2005, respectively, and the operations for the periods from October 1, 2005 through March 31, 2006 and from October 1, 2004 through March 31, 2005, are included in the accompanying consolidated statements of operations for the six-month periods ended June 30, 2006 and 2005, respectively, and are classified as Equity in Income from Unconsolidated Joint Ventures.

        The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of June 30, 2006, $18.3 million was outstanding under the construction loan and recorded on the books and records of the joint venture. In the event the Company is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Company together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. Because the estimated fair value of the guarantee as of June 30, 2006 is not material to the Company's financial position, no liability or additional investment has been recorded related to the guarantee's fair value.

Skillman Abrams Shopping Center

        In April 2005, the Company, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center ("Skillman Abrams"), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Company has a 25% interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement. The Company accounts for the joint venture under the equity method of accounting and is the record-keeper of the joint venture. Therefore, there is no lag in reporting the operations of the joint venture, and these operations are classified as Equity in Income from Unconsolidated Joint Ventures in the accompanying consolidated statements of operations for the three- and six-month periods ended June 30, 2006.

9.     Debt

Line of Credit

        On March 29, 2005, the Company refinanced its prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage's request, subject to the agent's consent, this line of credit may be increased to $500 million. Heritage is the borrower under this line of credit and Heritage's two operating partnerships, Bradley Operating Limited Partnership ("Bradley OP") and Heritage Property Investment Limited Partnership ("Heritage OP"), and certain of the Company's other subsidiaries have guaranteed the line of credit. The line of credit is being used principally to fund growth opportunities and for working capital purposes.

        The Company's ability to borrow under the line of credit is subject to the Company's ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits the Company's ability to distribute in excess of 95% of the Company's annual funds from operations. In addition, this line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon the Company's debt rating. The credit facility also includes a competitive bid option program that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at June 30, 2006 was 5.74%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company's debt rating, and requires quarterly payments. As of June 30, 2006 and December 31, 2005, $231 million and $328 million, respectively, was outstanding under the line of credit facility.

        Heritage loaned all of the proceeds from the line of credit to Bradley OP, establishing a related party line of credit facility. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit.

Bridge Loan Payable

        On November 28, 2005, the Company entered into a $100 million term loan or "bridge loan" with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two-year extension. The bridge loan is subject to our ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits the Company's ability to distribute in excess of 95% of its annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon the Company's debt rating. The variable rate in effect at June 30, 2006 was 5.91%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon the Company's debt rating, and requires quarterly payments. The Company is the borrower under this bridge loan, and Bradley OP and Heritage OP have guaranteed this bridge loan. As of June 30, 2006 and December 31, 2005, $100 million and $50 million, respectively, had been drawn under the bridge loan.

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

        In addition, all notes described above have been guaranteed by Heritage OP and Bradley OP. The indentures contain various covenants, including covenants restricting the amount of indebtedness that may be incurred by the Company and its subsidiaries. The Company is in compliance with all applicable covenants as of June 30, 2006.

        In its acquisition of Bradley OP in September 2000, Heritage assumed unsecured notes payable consisting of a $100 million 7.0% fixed-rate issue maturing on November 15, 2004; $100 million 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other debt. These notes were all held directly by Bradley OP. On November 15, 2004, the Company repaid all of the $100 million 7% fixed-rate issue maturing on that date. On March 15, 2006, the Company repaid the $1.5 million of other debt maturing on that date. The amount of unsecured Bradley OP notes payable outstanding at June 30, 2006 and December 31, 2005 was $100 million and $101.5 million, respectively.

10.   Minority Interest and Consolidated Joint Ventures

Exchangeable Limited Partnership Units

        Outstanding exchangeable limited partnership units consist of 595,657 and 659,051 Bradley OP Units ("OP Units") at June 30, 2006 and December 31, 2005, respectively, not owned by the Company. The holders of these OP Units may present such OP Units to Bradley OP for redemption at any time. Upon presentation of an OP Unit, Bradley OP must redeem that OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that the Company may, at its election, in lieu of a cash redemption, acquire that OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. During the six-month period ended June 30, 2006, 63,394 exchangeable limited partnership units were redeemed for $2.4 million of cash. During the six-month period ended June 30, 2005, 25,283 exchangeable limited partnership units were redeemed for $0.9 million of cash.

Consolidated Joint Ventures

        In May 2006, the Company formed a joint venture ("Riverhead Joint Venture") with Riverhead Retail Developers LLC ("Developers") and contributed $31.5 million to the joint venture for a 50% interest. The joint venture then acquired a 42 acre parcel of land in Riverhead, New York, which is to be developed into a 485,000 square foot shopping center. The Riverhead Joint Venture is deemed to be a variable interest entity and the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, the financial position of the Riverhead Joint Venture is consolidated in the accompanying consolidated financial statements of the Company as of June 30, 2006. The remaining 50% interest owned by Developers was issued in consideration for a contribution of $0.5 million cash, and for locating the site and other development work. The remaining 50% interest has a carrying value of $0.5 million at June 30, 2006, and is classified as Other Minority Interest at June 30, 2006 in the accompanying consolidated balance sheet.

        In July 2005, the Company formed a joint venture ("La Vista Joint Venture") with WDG La Vista LLC ("Westwood"), and contributed $1.1 million to the joint venture for a 50% interest. In November 2005, the Company contributed an additional $15.4 million to the joint venture to enable the joint venture to acquire a 50 acre parcel of land in La Vista, Nebraska, which is to be developed into a 550,000 square foot lifestyle shopping center. The La Vista Joint Venture is deemed to be a variable interest entity and the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, the financial position of the La Vista Joint Venture is consolidated in the accompanying consolidated financial statements of the Company as of June 30, 2006. The 50% interest owned by Westwood was issued in consideration for locating the site and other development work, and has a carrying value of $0 at June 30, 2006, as Westwood made no equity investment in the La Vista Joint Venture. Therefore, the balance in Other Minority Interest at June 30, 2006 in the accompanying consolidated balance sheet relates only to the Riverhead Joint Venture.

        The La Vista Joint Venture has also committed to purchase two additional parcels of land in La Vista, Nebraska. The purchase of the remaining two parcels may occur any time through November 30, 2007 for a purchase price of $11 million, resulting in a total purchase price for all three parcels of $26 million.

        In May 2006, as part of the development of the shopping center, the La Vista Joint Venture sold two parcels of land comprised of 21.9 acres for total net proceeds of $2.3 million, which were used to reduce the original $15.4 million carrying value. In addition, the estimated development costs capitalized, including capitalized interest, through June 30, 2006 were $1.2 million, resulting in a total carrying value of $14.3 million at June 30, 2006.

11.   Related Party Transactions

Transactions with NETT

        In connection with the formation of the Company, in July 1999, environmental studies were not completed for all of the properties contributed by the Company's largest stockholder, Net Realty Holding Trust ("NETT"). NETT has agreed to indemnify the Company for environmental costs of up to $50 million with respect to those contributed properties. The environmental costs include completing environmental studies and any required remediation. Since its formation, the Company has been reimbursed by NETT for approximately $2.4 million of environmental costs pursuant to this indemnity. As of June 30, 2006 and December 31, 2005, the Company was due $0.4 million and $0.6 million, respectively, under this indemnity.

        In November 1999, the Company entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by the Company. The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company manages the building. The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through June 30, 2006.

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

        As more fully described in Note 15, "Subsequent Events," concurrently with the Company's entry into the merger agreement, the Company entered into a Membership Interest Transfer and Environmental Indemnity Release by and among the Company, NETT and certain of their respective affiliates, pursuant to which, simultaneously with, and conditioned upon, the closing of the merger, (i) the Company will transfer to an affiliate of NETT all of its membership interest in the joint venture described above, (ii) the environmental indemnification obligations owed by NETT to the Company described above will be released, (iii) NETT will pay to the Company $7.0 million in cash, and (iv) the office lease described above may be terminated by the Company's affiliate under certain circumstances after the merger.

The TJX Companies

        In July 1999, Bernard Cammarata became a member of the Company's board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. ("TJX"), the Company's largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $14.1 million for the six-month period ended June 30, 2006, representing approximately 5.6% of the Company's total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $2.4 million and $2.0 million were outstanding as of June 30,

2006 and December 31, 2005, respectively. TJX pays the Company rent in accordance with 50 leases at the Company's properties.

Ahold USA

        In July 1999, William M. Vaughn, III became a member of the Company's board of directors. Since January 1, 2006, Mr. Vaughn has been a consultant to Ahold USA, Inc. ("Ahold"), the parent company of The Stop & Shop Supermarket Company ("Stop & Shop"), a grocery chain headquartered in Massachusetts. From January 2003 to December 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold. Prior to that time, Mr. Vaughn was Executive Vice President, Human Resources of Stop & Shop, with whom he had been employed since 1974. Mr. Vaughn is a co-trustee of NETT and Net Realty Holding Trust, the Company's largest stockholder. Annualized base rent from Ahold and its subsidiaries was $1.5 million for the six-month period ended June 30, 2006, representing approximately 0.6% of the Company's total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.5 million and $0.4 million were outstanding as of June 30, 2006 and December 31, 2005, respectively. Ahold and its subsidiaries pay the Company rent in accordance with 3 leases at the Company's properties.

A.C. Moore

        In June 2004, Michael J. Joyce became a member of the Company's board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts, Inc. ("A.C. Moore"). Annualized base rent from A.C. Moore and its subsidiaries was $0.5 million for the six-month period ended June 30, 2006, representing approximately 0.2% of the Company's total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.1 million were outstanding as of both June 30, 2006 and December 31, 2005. A.C. Moore pays the Company rent in accordance with 3 leases at the Company's properties.

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

        For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in Other Comprehensive Income and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. As of June 30, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the

Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

        During 2004, the Company terminated the then existing forward-starting swaps at their fair value of ($0.5) million upon issuance of the relevant hedged debt. This amount was deferred in Other Comprehensive Income and is being reclassified to interest expense as scheduled interest payments are made on the hedged debt.

        During 2005, the Company entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt. For the three-month period ended June 30, 2006, the net change in other comprehensive income for derivatives designated as cash flow hedges was $3.7 million and is separately disclosed in the accompanying consolidated statement of comprehensive income and is included as Prepaids and Other Assets in the accompanying consolidated balance sheet as of June 30, 2006. This change is comprised of increases in the fair value of cash flow hedges of $3.6 million and net reclassification adjustments of $0.1 million as an increase in interest expense.

        Hedge ineffectiveness of $28,000 on cash flow hedges was recognized during the three-month period ended June 30, 2006 due to a delay in the expected issuance date of the hedged debt. However, as of June 30, 2006, the original forecasted transactions were still probable to occur by the end of the originally specified time period. Amounts reported in Other Comprehensive Income related to these swaps will be reclassified to interest expense as scheduled interest payments are made on the Company's notes issued in the Company's debt offerings. Excluding the effects of the derivatives designated as cash flow hedges (active hedges outstanding) as of June 30, 2006, the Company estimates that $0.2 million will be reclassified from Other Comprehensive Income as an increase in interest expense during the next 12 months.

        Due to the merger described in Note 15, it is probable that the original hedged forecasted transactions will not occur. This will result in a reclassification to the statement of operations for the three-month period ended September 30, 2006 of the fair market value of the derivative instruments reported in accumulated other comprehensive income as of June 30, 2006. Based on the $7.6 million fair value of those instruments as of June 30, 2006, that reclassification would result in a corresponding $7.6 million increase to net income during the three-month period ended September 30, 2006. Subsequent to June 30, 2006, changes in the fair value of the swaps will be recorded as an adjustment to net income.

13.   Segment Reporting

        The Company predominantly operates in one industry segment—real estate ownership and management of retail properties. As of June 30, 2006 and December 31, 2005, the Company owned 159 and 171, respectively, community and neighborhood shopping centers. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Company defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

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

        The following represents summarized condensed consolidating financial information as of June 30, 2006 and December 31, 2005, with respect to the financial position of the Company and for the six-month periods ended June 30, 2006 and 2005, with respect to the results of operations and cash flows of the Company and its subsidiaries. The "Parent Company" column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors' columns are segregated between Bradley OP, which is 98% owned by the Company, and Heritage OP, a wholly-owned subsidiary of the Company. The "Non-Guarantor Subsidiaries" column presents the financial information of all non-guarantor subsidiaries, which consist primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets (in thousands):

		Guarantors
June 30, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$984,871	$203,561	$998,956	$—	$2,187,388
Other assets	715,141	97,006	22,185	93,470	(770,225)	157,577
Investment in subsidiaries	845,902	307,225	316,446	—	(1,469,573)	—

Total assets	$1,561,043	$1,389,102	$542,192	$1,092,426	$(2,239,798)	$2,344,965

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	679,574	810,450	173,163	442,923	(739,867)	1,366,243
Other liabilities	30,358	59,887	26,160	25,832	(30,358)	111,879

Total liabilities	709,932	870,337	199,323	468,755	(770,225)	1,478,122

Minority interests	—	21,325	—	—	(5,593)	15,732

Shareholders' equity/partners' capital	851,111	497,440	342,869	623,671	(1,463,980)	851,111

Total liabilities and shareholders' equity/partners' capital	$1,561,043	$1,389,102	$542,192	$1,092,426	$(2,239,798)	$2,344,965

		Guarantors
December 31, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,040,373	$239,337	$1,025,692	$—	$2,305,402
Other assets	762,371	117,677	13,544	96,766	(837,531)	152,827
Investment in subsidiaries	854,923	309,762	322,661	—	(1,487,346)	—

Total assets	$1,617,294	$1,467,812	$575,542	$1,122,458	$(2,324,877)	$2,458,229

Liabilities and Shareholders' Equity/Partners' Capital
Liabilities:
Indebtedness	726,474	869,434	205,512	463,665	(806,302)	1,458,783
Other liabilities	30,009	58,863	37,497	26,370	(31,229)	121,510

Total liabilities	756,483	928,297	243,009	490,035	(837,531)	1,580,293

Minority interests	—	22,012	—	—	(4,887)	17,125

Shareholders' equity/partners' capital	860,811	517,503	332,533	632,423	(1,482,459)	860,811

Total liabilities and shareholders' equity/partners' capital	$1,617,294	$1,467,812	$575,542	$1,122,458	$(2,324,877)	$2,458,229

Condensed Consolidating Income Statements (in thousands):

		Guarantors
Six months ended June 30, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$75,700	$16,530	$78,371	$—	$170,601
Interest, other, and joint venture fee income	19,338	712	360	247	(19,338)	1,319

Total revenue	19,338	76,412	16,890	78,618	(19,338)	171,920

Expenses:
Property operating expenses	—	10,395	2,315	10,360	—	23,070
Real estate taxes	—	13,704	1,990	11,562	—	27,256
Depreciation and amortization	—	22,265	5,141	25,523	—	52,929
Interest	20,179	23,761	4,207	16,205	(19,338)	45,014
General and administrative	—	9,494	3,310	2,558	—	15,362
Impairment loss	—	342	—	—	—	342

Total expenses	20,179	79,961	16,963	66,208	(19,338)	163,973

(Loss) income before gain on sale of marketable securities and land sales	(841)	(3,549)	(73)	12,410	—	7,947
Gain on sale of marketable securities	—	21	—	21	—	42
Gain on land sales	—	171	—	—	—	171

(Loss) income minority interests	(841)	(3,357)	(73)	12,431	—	8,160
Equity in income from unconsolidated joint ventures	—	242	—	—	—	242
Income allocated to exchangeable partnership units	(347)	—	—	—	—	(347)
Subsidiary earnings	23,781	2,740	7,658	—	(34,179)	—

Income (loss) before discontinued operations	22,593	(375)	7,585	12,431	(34,179)	8,055
Discontinued operations:
Income (loss) from discontinued operations	—	302	(2,390)	(2,033)	—	(4,121)
Gains on sales of discontinued operations	—	18,659	—	—	—	18,659

Income (loss) from discontinued operations	—	18,961	(2,390)	(2,033)	—	14,538

Net income	$22,593	$18,586	$5,195	$10,398	$(34,179)	$22,593

		Guarantors
Six months ended June 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$71,358	$20,438	$72,071	$—	$163,867
Interest, other, and joint venture fee income	10,912	1,383	389	81	(10,912)	1,853

Total revenue	10,912	72,741	20,827	72,152	(10,912)	165,720

Expenses:
Property operating expenses	—	10,668	2,838	10,896	—	24,402
Real estate taxes	—	12,225	2,240	9,514	—	23,979
Depreciation and amortization	—	20,150	5,600	20,641	—	46,391
Interest	11,546	18,108	5,334	16,205	(10,912)	40,281
General and administrative	—	10,926	4,376	2,924	—	18,226

Total expenses	11,546	72,077	20,388	60,180	(10,912)	153,279

(Loss) income before gain on sale of marketable securities	(634)	664	439	11,972	—	12,441
Gain on sale of marketable securities	—	—	3	5	—	8

(Loss) income minority interests	(634)	664	442	11,977	—	12,449
Equity in income from unconsolidated joint ventures	—	159	—	—	—	159
Income allocated to exchangeable partnership units	(109)	—	—	—	—	(109)
Subsidiary earnings	15,270	5,519	6,460	—	(27,249)	—

Income (loss) before discontinued operations	14,527	6,342	6,902	11,977	(27,249)	12,499
Income from discontinued operations	—	1,843	183	2	—	2,028

Net income	$14,527	$8,185	$7,085	$11,979	$(27,249)	$14,527

		Guarantors
Three months ended June 30, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$37,990	$8,187	$38,342	$—	$84,519
Interest, other, and joint venture fee income	9,674	180	32	152	(9,674)	364

Total revenue	9,674	38,170	8,219	38,494	(9,674)	84,883

Expenses:
Property operating expenses	—	5,078	1,024	4,806	—	10,908
Real estate taxes	—	7,061	1,001	5,820	—	13,882
Depreciation and amortization	—	10,961	2,568	12,030	—	25,559
Interest	10,094	11,973	1,843	8,016	(9,674)	22,252
General and administrative	—	4,681	1,768	1,315	—	7,764
Impairment loss	—	242	—	—	—	242

Total expenses	10,094	39,996	8,204	31,987	(9,674)	80,607

(Loss) income before gain on marketable securities	(420)	(1,826)	15	6,507	—	4,276
Gain on sale of marketable securities	—	21	—	21	—	42

(Loss) income minority interests	(420)	(1,805)	15	6,528	—	4,318
Equity in income from unconsolidated joint ventures	—	33	—	—	—	33
Income allocated to exchangeable partnership units	(307)	—	—	—	—	(307)
Subsidiary earnings	19,688	2,475	3,371	—	(25,534)	—

Income (loss) before discontinued operations	18,961	703	3,386	6,528	(25,534)	4,044
Discontinued operations:
Loss from discontinued operations	—	(1,053)	(2,007)	(682)	—	(3,742)
Gains on sales of discontinued operations	—	18,659	—	—	—	18,659

Income (loss) from discontinued operations	—	17,606	(2,007)	(682)	—	14,917

Net income	$18,961	$18,309	$1,379	$5,846	$(25,534)	$18,961

		Guarantors
Three months ended June 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$35,177	$10,122	$35,942	$—	$81,241
Interest, other, and joint venture fee income	6,593	243	170	62	(6,593)	475

Total revenue	6,593	35,420	10,292	36,004	(6,593)	81,716

Expenses:
Property operating expenses	—	4,663	1,292	4,735	—	10,690
Real estate taxes	—	6,106	1,118	4,906	—	12,130
Depreciation and amortization	—	10,301	2,778	10,494	—	23,573
Interest	6,998	8,947	2,640	8,134	(6,593)	20,126
General and administrative	—	9,188	3,326	2,448	—	14,962

Total expenses	6,998	39,205	11,154	30,717	(6,593)	81,481

(Loss) income before gain on marketable securities	(405)	(3,785)	(862)	5,287	—	235
Gains on sale of marketable securities	—	—	3	5	—	8

(Loss) income before allocation to minority interests	(405)	(3,785)	(859)	5,292	—	243
Equity in income from unconsolidated joint ventures	—	54	—	—	—	54
Loss allocated to exchangeable partnership units	49	—	—	—	—	49
Subsidiary earnings	1,681	2,533	2,756	—	(6,970)	—

Income (loss) before discontinued operations	1,325	(1,198)	1,897	5,292	(6,970)	346
Income (loss) from discontinued operations	—	915	67	(3)	—	979

Net income	$1,325	$(283)	$1,964	$5,289	$(6,970)	$1,325

Condensed Statements of Cash Flows (in thousands)

		Guarantors
Six months ended June 30, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$45,353	$30,099	$16,975	$51,741	$(85,899)	$58,269
Cash flows from investing activities	—	51,782	31,245	5,581	(2,368)	86,240
Cash flows from financing activities	(45,353)	(80,068)	(46,382)	(55,657)	88,267	(139,193)

Change in cash and cash equivalents	—	1,813	1,838	1,665	—	5,316
Beginning of period	—	—	—	—	—	—

End of period	$—	$1,813	$1,838	$1,665	$—	$5,316

		Guarantors
Six months ended June 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$49,451	$30,722	$21,571	$16,264	$(65,829)	$52,179
Cash flows from investing activities	—	(12,139)	(5,688)	(5,258)	(896)	(23,981)
Cash flows from financing activities	(49,451)	(21,187)	(17,352)	(12,055)	66,725	(33,320)

Change in cash and cash equivalents	—	(2,604)	(1,469)	(1,049)	—	(5,122)
Beginning of period	—	3,725	959	2,036	—	6,720

End of period	$—	$1,121	$(510)	$987	$—	$1,598

15.   Subsequent Events

Proposed Merger with Centro

        On July 9, 2006, the Company entered into an Agreement and Plan of Merger with Centro Saturn LLC, a Delaware limited liability company ("Parent"), and Centro Saturn MergerSub LLC, a Delaware limited liability company and wholly owned subsidiary of Parent ("MergerSub," and together with Parent, the "Buyer Parties"). The Buyer Parties are affiliates of Centro Properties Group, an Australian publicly traded real estate company.

        Pursuant to the merger agreement, at the effective time of the merger, the Company will merge with and into MergerSub, the Company's separate corporate existence will cease and MergerSub will survive the merger and continue to exist as a wholly-owned subsidiary of Parent. In the merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger (other than shares held by the Company, its subsidiaries or MergerSub) will be converted into, and canceled in exchange for, the right to receive $36.15 in cash, without interest and less any applicable withholding taxes, plus, if the Company has not yet paid its regular dividend on its common stock with respect to the third quarter of 2006, an amount per share equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), without interest and less any applicable withholding taxes.

        In addition, in connection with the merger, Parent and MergerSub will offer to each holder of OP Units (other than OP Units held by the Company or its subsidiaries) the opportunity to receive in cash, in exchange for each OP Unit, an amount equal to $36.15 in cash, plus, if the regular distribution in respect of OP Units has not yet been paid with respect to the third quarter of 2006, an amount equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), without interest and less any applicable withholding taxes. Any holder of OP Units who either elects not to accept this offer, or fails to submit that holder's election form in a timely manner, will remain a limited partner in Bradley OP and continue to hold his, her or its OP Units with the rights, terms and conditions set forth in an amended partnership agreement of Bradley OP to be entered into in connection with the merger.

        In connection with the merger:

  •
  each stock option that remains unexercised, whether or not vested or subject to any unsatisfied performance condition, will become fully vested and exercisable and will be cancelled and converted into the right to receive a single lump sum cash payment, less applicable withholding taxes, equal to the product of:

  •
  the number of shares of common stock underlying that stock option immediately prior to the effective time, and

  •
  the excess, if any, of the common stock merger consideration over the exercise price per share of that stock option.

  •
  each share of restricted stock that remains outstanding, whether or not vested, will become fully vested and free of forfeiture restrictions and will be considered an outstanding share of common stock entitling the holder to the right to receive the common stock merger consideration.

  •
  each deferred stock unit that remains outstanding will become fully vested and will be considered an outstanding share of common stock entitling the holder to the right to receive the common stock merger consideration.

        The merger, which is expected to close during the fourth quarter of 2006, is subject to various closing conditions, including, among other things, the requisite approval of the merger, the merger agreement and the other transactions contemplated by the merger agreement by the holders of at least a majority of the outstanding common stock of the Company. The closing of the merger is not subject to a financing condition.

Agreement with NETT

        On July 9, 2006, the Company entered into a Membership Interest Transfer and Environmental Indemnity Release by and among the Company, NETT and certain of their affiliates, pursuant to which, simultaneously with, and conditioned upon, the closing of the merger, (i) Heritage OP will transfer to NET 131 LLC, an affiliate of NETT, all of Heritage OP's membership interest in 131 Dartmouth Street LLC, a joint venture formed by Heritage OP and NET 131 LLC, (ii) certain environmental indemnification obligations owed by NETT to the Company under a Contribution Agreement and Joint Escrow Instructions, dated July 9, 1999, will be released, (iii) NETT will pay to the Company $7.0 million in cash, and (iv) the lease between NETT's affiliate as lessor and the Company's affiliate as lessee, pursuant to which the Company leases office space for its corporate headquarters, may be terminated by the Company's affiliate under certain circumstances after the merger. For further discussion regarding these environmental indemnity obligations, the Company's joint venture with NETT and this office space lease, see Note 11, "Related Party Transactions—Transactions with NETT."

Repayment of Bridge Loan

        On August 1, 2006 the Company repaid the entire $100 million balance of the bridge loan from borrowings under its line of credit.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements herein reflect the Company's current views about future events and are, therefore, subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company's actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company's control and that could materially affect actual results.

        Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements made herein include: we or Parent (defined below) may encounter difficulties in completing the merger (described below) and integrating our two companies; we may fail to obtain approval of the merger by our shareholders or to satisfy other closing conditions to the merger; financial performance and operations of the Company's shopping centers, including the Company's tenants, real estate conditions, current and future bankruptcies of the Company's tenants; execution of shopping center redevelopment programs; the Company's ability to finance the Company's operations, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in our credit rating; completion of pending acquisitions; risks of development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected; the availability of additional acquisitions, and the execution of joint venture opportunities; difficulties assimilating acquisitions made through future joint ventures; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; the level and volatility of interest rates and changes in the capitalization rates with respect to the acquisition and disposition of properties; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the ability to maintain our status as a REIT for federal income tax purposes; governmental approvals, actions and initiatives; environmental/safety requirements and costs; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; changes in economic, business, competitive market and regulatory conditions; acts of terrorism or war; the effects of hurricanes and other natural disasters; and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to unduly rely on such statements.

Proposed Merger with Centro

        On July 9, 2006, the Company entered into an Agreement and Plan of Merger with Centro Saturn LLC, a Delaware limited liability company ("Parent"), and Centro Saturn MergerSub LLC, a Delaware limited liability company and wholly owned subsidiary of Parent ("MergerSub," and together with Parent, the "Buyer Parties"). The Buyer Parties are affiliates of Centro Properties Group, an Australian publicly traded real estate company. The merger agreement and the transactions contemplated by the merger agreement were approved unanimously by our board of directors.

        Pursuant to the merger agreement, at the effective time of the merger, the Company will merge with and into MergerSub, the Company's separate corporate existence will cease and MergerSub will survive the merger and continue to exist as a wholly-owned subsidiary of Parent. In the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger (other than shares held by us, our subsidiaries or MergerSub) will be converted into, and canceled in exchange for, the right to receive $36.15 in cash, without interest and less any applicable withholding taxes, plus, if we have not yet paid our regular dividend on our common stock with respect to the third quarter of 2006, an amount per share equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), without interest and less any applicable withholding taxes.

        In addition, in connection with the merger, Parent and MergerSub will offer to each holder of units of limited partnership interest in Bradley OP ("OP Units") (other than OP Units held by the Company or its subsidiaries) the opportunity to receive in cash, in exchange for each OP Unit, an amount equal to $36.15 in cash, plus, if the regular distribution in respect of OP Units has not yet been paid with respect to the third quarter of 2006, an amount equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), without interest and less any applicable withholding taxes. Any holder of OP Units who either elects not to accept this offer, or fails to submit that holder's election form in a timely manner, will remain a limited partner in Bradley OP and continue to hold his, her or its OP Units with the rights, terms and conditions set forth in an amended partnership agreement of Bradley OP to be entered into in connection with the merger.

        We, Parent and MergerSub have made customary representations, warranties and covenants in the merger agreement, including, among others, our covenant not to, nor to permit any of our subsidiaries to, solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to an alternative transaction or furnish non-public information pursuant to an alternative transaction.

        The merger, which is expected to close during the fourth quarter of 2006, is subject to various closing conditions, including, among other things, the requisite approval of the merger, the merger agreement and the other transactions contemplated by the merger agreement by the holders of at least a majority of our outstanding common stock. The closing of the merger is not subject to a financing condition.

        Pending completion of the merger, we have agreed to conduct our business only in the ordinary course of business consistent with past practice, and use commercially reasonable efforts to preserve (i) substantially intact our and our subsidiaries' business organization, to keep available the services of our present officers, managers and employees and to preserve our and our subsidiaries' current relationships with lessees and other persons with which we or any of our subsidiaries have significant business relations, and (ii) our status as a REIT within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). We have also agreed to confer on a regular and frequent basis with Parent regarding operational matters and the general status of our ongoing operations.

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or "REIT." We are one of the nation's largest owners of neighborhood and community shopping centers. As of June 30, 2006, we had a shopping center portfolio consisting of 159 shopping centers, located in 27 states and totaling approximately 32.6 million square feet of GLA, of which approximately 27.2 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.1% leased as of June 30, 2006.

        Our operating strategy is to own (directly or indirectly through joint ventures) and manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns. Our focus is to own primarily grocer- and multi-anchored centers with a diverse tenant base in attractive geographic locations with strong demographics and growth prospects. We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on our properties. Our operating results therefore depend primarily on our tenants' ability to pay rent.

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

        In the face of these challenging market conditions, we follow a dual growth strategy. The first part of our growth strategy is to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. In some cases, we have concluded that certain properties do not meet our long-term ownership criteria as a result of their location, size or tenant mix. During the second quarter of 2006, we disposed of twelve of these properties, allowing us to improve the overall quality of our portfolio and take advantage of favorable market conditions.

        The second part of our growth strategy is to focus on achieving external growth through the expansion of our portfolio. We have pursued targeted acquisitions of primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. However, in recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties.

        Given the difficult acquisition environment and our current expectations, we anticipate a slower growth rate in the foreseeable future. In addition, the merger agreement contains restrictions on how we conduct our business pending completion of the merger. See Item 1A, "Risk Factors." In connection with the merger, we have incurred higher than anticipated general and administrative expenses, primarily professional fees.

        As of June 30, 2006, we had $1.4 billion of indebtedness, of which approximately $779.6 million was unsecured indebtedness. We often assume additional secured debt in connection with acquisitions, although more recently we have tended to finance our operations and growth primarily through borrowings under our line of credit facility, unsecured private or public debt offerings, or by additional equity offerings. We expect any borrowings in the near term to be made under our line of credit facility.

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

        We must estimate the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates directly impact our net income, because a higher bad debt allowance would result in lower net income.

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

        We are required to subjectively assess the useful lives of our properties to determine the amount of depreciation to annually reflect with respect to our properties. These assessments directly impact our net income because, if we were to shorten the expected useful life of our properties or improvements, we would depreciate them over fewer years, resulting in higher depreciation expense and lower net income on an annual basis during these periods.

        We apply Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets.

We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Unless the Company has specific information available related to the recoverability of a real estate investment, the review of recoverability is generally based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. During the six-month period ended June 30, 2006, we recorded an impairment loss of $3.7 million related to three shopping centers located in Alabama and one shopping center located in Wisconsin. The Alabama properties were sold in the six-month period ended June 30, 2006 and $3.4 million of impairment loss related to those properties was reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three-and six-month periods ended June 30, 2006.

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

        The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The "as-if-vacant" value is then allocated among land, land improvements, building, and building improvements based on the Company's estimate of replacement costs.

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

        The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management's evaluation of the specific characteristics of each tenant's lease. However, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its impact on amortization expense is estimated to be immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Investments in Joint Ventures

        Upon entering into a joint venture agreement, the Company assesses whether the joint venture is a variable interest entity and, if so, whether the Company is the primary beneficiary of that entity, all as in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN No. 46R"). As of June 30, 2006, the Company had two investments in joint ventures that were variable interest entities of which the Company is the primary beneficiary. These investments are therefore consolidated in the accompanying consolidated financial statements of the Company included in Item 1 of this Part of this Quarterly Report.

        The Company accounts for its investments in joint ventures that are not deemed to be variable interest entities pursuant to Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures ("SOP No. 78-9"). As of June 30, 2006, the Company accounted for its two unconsolidated joint ventures under the equity method of accounting, because the Company does not control these entities, despite having the ability to exercise significant influence over them. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company's allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Company's allocation of joint venture income or loss follows the joint venture's distribution priorities. In accordance with the provisions of SOP No. 78-9, the Company recognizes fees received from joint ventures relating solely to the extent of the outside partner's interest. Such fees are classified on the consolidated statements of operations as Interest, Other, and Joint Venture Fee Income.

Hedging Activities

        From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuance of long-term debt expected to be issued during the third quarter of 2006. These swap agreements were designated as cash flow hedges. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        If interest rate assumptions and other factors used to estimate a derivative's fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

        Between January 1, 2005 and June 30, 2006, after taking into account all acquisition and disposition activity, we decreased our total portfolio of properties ("Total Portfolio") from 167 properties to 162 properties and from 28.2 million square feet of Company-owned GLA to 27.4 million square feet of Company-owned GLA. As a result of the decline in the number of properties in our Total Portfolio, the financial data presented below show significant changes in revenues and expenses from period-to-period attributable to our acquisition and disposition activity. To provide an additional meaningful comparison of results for the six-month periods ended June 30, 2006 and 2005, we present below changes in operating results with respect to those properties that we owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) as well as with respect to our Total Portfolio.

Comparison of the six-month period ended June 30, 2006 to the six-month period ended June 30, 2005.

        The table below shows selected operating information for our Total Portfolio and the 155 properties acquired prior to January 1, 2005 that remained in the Total Portfolio through June 30, 2006, which constitute the Same Property Portfolio for the six-month periods ended June 30, 2006 and 2005 (in thousands):

	Same Property Portfolio				Total Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rentals	$120,922	$121,684	$(762)	(0.6)%	$126,150	$121,684	$4,466	3.7%
Percentage rent	2,029	2,307	(278)	(12.1)%	2,029	2,307	(278)	(12.1)%
Recoveries	40,593	39,162	1,431	3.7%	41,940	39,162	2,778	7.1%
Other property	451	714	(263)	(36.8)%	482	714	(232)	(32.5)%

Total revenue	163,995	163,867	128	0.1%	170,601	163,867	6,734	4.1%
Expenses:
Property operating expenses	22,540	24,402	(1,862)	(7.6)%	23,070	24,402	(1,332)	(5.5)%
Real estate taxes	26,178	23,979	2,199	9.2%	27,256	23,979	3,277	13.7%

Total net operating income (*)	$115,277	$115,486	$(209)	0.2%	120,275	115,486	4,789	4.1%

Add:
Interest, other, and joint venture fee income					1,319	1,853	(534)	(28.8)%
Gain on sale of marketable securities					42	8	34	425.0%
Gain on land sales					171	—	171	100.0%
Equity in income from unconsolidated joint ventures					242	159	83	52.2%
Income from discontinued operations					14,538	2,028	12,510	616.9%
Deduct:
Depreciation and amortization					52,929	46,391	6,538	14.1%
Interest					45,014	40,281	4,733	11.7%
General and administrative					15,362	18,226	(2,864)	(15.7)%
Impairment loss					342	—	342	100.0%
Income allocated to exchangeable limited partnership units					347	109	238	218.3%

Net income attributable to common shareholders					$22,593	$14,527	$8,066	55.5%

*
For a detailed discussion of net operating income ("NOI"), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see pages 54-55.

        The following discussion of our results of operations for the six-month periods ended June 30, 2006 and 2005 relate to the Total Portfolio, except where otherwise noted.

Revenue

        Rental Revenue.    Rental revenue, including termination fee income, increased primarily due to the following:

  •
  an increase of $5.2 million due to seven properties acquired after January 1, 2005, partially offset by:

  •
  on a Same Property Portfolio basis, rental revenue decreased by $0.8 million primarily as a result of an increase in bad debt/vacancy expense of $0.5 million due to increased reserves associated with higher outstanding accounts receivable balances and a $0.3 million decrease in termination fees.

        Percentage Rent.    Percentage rent decreased $0.3 million primarily due to higher sales breakpoints resulting from amendments to leases with significant percentage rent provisions.

        Recoveries Revenue.    Recoveries revenue increased primarily due to the following:

  •
  an increase of $1.3 million due to seven properties acquired after January 1, 2005; and

  •
  on a Same Property Portfolio basis, an increase of $1.4 million primarily as a result of an increase in real estate tax recovery income of $2.2 million due to an increase in current year real estate tax expense as well as an increase in tax recovery rates for the second quarter of 2006 compared to the second quarter of 2005. In addition, other reimbursements increased $0.4 million due to timing of utility reconciliations. These increases were partially offset by a decrease of $0.9 million in common area maintenance income which was primarily due to a decrease in common area maintenance expenses as well as an increase of $0.2 million in bad debt/vacancy expense due to increased reserves associated with higher outstanding accounts receivable balances.

        Other Property Income.    Other property income decreased $0.2 million primarily due to receipt of $0.2 million in the six-month period ended June 30, 2005 related to the settlement of prior bankruptcies in excess of amounts previously written off.

Expenses

        Property Operating Expenses.    Property operating expenses decreased primarily due to, on a Same Property Portfolio basis, a decrease of $1.9 million primarily due to a decrease of $2.0 million in snow removal costs and $0.5 million in repair and maintenance expense, partially offset by an increase in utility expenses of $0.3 million. In addition, there was an increase of $0.5 million due to seven properties acquired after January 1, 2005.

        Real Estate Taxes.    Real estate taxes increased primarily due to the following:

  •
  an increase of $1.1 million related to seven properties acquired after January 1, 2005; and

  •
  on a Same Property Portfolio basis, an increase of $2.2 million primarily related to increased assessments and/or tax rates at certain properties in Indiana, Illinois, and Texas as well as increased assessments for certain properties which had been previously redeveloped.

Other

        Interest, Other, and Joint Venture Fee Income.    Interest, other, and joint venture fee income decreased primarily due to the timing of the receipt of $0.7 million of tax incentive financing income received at our shopping centers during the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005. This decrease was partially offset by an increase of $0.1 million of both interest income and increased development and management fees from the Company's unconsolidated joint ventures.

        Gain on Sale of Marketable Securities.    Gain on sale of marketable securities increased as the result of the Company having sold more marketable securities at a greater gain during the six-month period ended June 30, 2006.

        Gains on Land Sales.    Gains on land sales increased as the result of the Company having disposed of two parcels of land during the six-month period ended June 30, 2006.

        Equity in Income from Unconsolidated Joint Ventures.    Equity in income from unconsolidated joint ventures increased due to the increased occupancy of a shopping center owned by a joint venture that is in the development phase and an interest acquired in a joint venture in April 2005.

        Income from Discontinued Operations.    Income from discontinued operations increased as a result of the Company having disposed of twelve properties, which resulted in a net gain on disposal, during the six-month period ended June 30, 2006.

        Depreciation and Amortization.    Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

        Interest Expense.    Interest expense increased $4.7 million primarily as a result of an increase in overall indebtedness of $55.9 million from June 30, 2005 to June 30, 2006. This increase was primarily due to indebtedness incurred in connection with the acquisition of seven properties during the second half of 2005, partially offset by the early extinguishment of mortgage debt associated with certain properties disposed of during the six-month period ended June 30, 2006. In addition, the weighted average interest rate on our indebtedness increased from 6.16% at June 30, 2005 to 6.36% at June 30, 2006.

        General and Administrative Expenses.    Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $2.9 million, primarily because general and administrative expenses for the six-month period ended June 30, 2005 included $4.6 million of expense reflecting the impact of the Company's variable accounting of certain stock options. These stock options were subject to a tax-offset payment provision contained in one employment agreement in the six-month period ended June 30, 2005. The expense associated with these stock options increased during the six-month period ended June 30, 2005 because of an increase in the Company's stock price during that same period. Those stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement.

        After exclusion of the effect of the provision discussed above, the net $1.7 million increase in general and administrative expenses is primarily due to:

  •
  an increase of $1.4 million related to increased professional fees and other expenses incurred in connection with the merger;

  •
  an increase of $0.7 million related to higher payroll costs associated with an increased number of employees and higher average pay; and

  •
  an increase of $0.6 million of stock compensation expense primarily due to the expense associated with unvested options required under Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R") as well as an overall increase in the Company's stock price. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values beginning January 1, 2006.

        These increases were partially offset by a decrease in the 2006 bonus accrual of $0.8 million and a decrease in office expenses of $0.3 million. Office expenses decreased primarily due to lower recruiting costs and placement fees.

        Impairment loss.    Impairment loss increased as a result of the Company having recorded impairment charges relating to four of its real estate assets during the six-month period ended June 30, 2006.

        Income allocated to exchangeable limited partnerships units.    Income allocated to exchangeable limited partnership units increased primarily as a result of increased income allocations due to the overall increase in the Company's net income partially offset by a decrease in the number of outstanding exchangeable limited partnership units outstanding at June 30, 2006 compared to June 30, 2005.

Comparison of the three-month period ended June 30, 2006 to the three-month period ended June 30, 2005.

        The table below shows selected operating information for our Total Portfolio and the 155 properties acquired prior to April 1, 2005 that remained in the Total Portfolio through June 30, 2006,

which constitute the Same Property Portfolio for the three-month periods ended June 30, 2006 and 2005 (in thousands):

	Same Property Portfolio				Total Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rentals	$60,753	$61,300	$(547)	(0.9)%	$63,339	$61,300	$2,039	3.3%
Percentage rent	624	741	(117)	(15.8)%	624	741	(117)	(15.8)%
Recoveries	19,527	18,706	821	4.4%	20,191	18,706	1,485	7.9%
Other property	351	494	(143)	(28.9)%	365	494	(129)	(26.1)%

Total revenue	81,255	81,241	14	0.0%	84,519	81,241	3,278	4.0%
Expenses:
Property operating expenses	10,660	10,690	(30)	(0.3)%	10,908	10,690	218	2.0%
Real estate taxes	13,338	12,130	1,208	10.0%	13,882	12,130	1,752	14.4%

Total net operating income (*)	$57,257	$58,421	$(1,164)	(2.0)%	59,729	58,421	1,308	2.2%

Add:
Interest, other, and joint venture fee income					364	475	(111)	(23.4)%
Gains on sale of marketable securities					42	8	34	425.0%
Equity in income from unconsolidated joint ventures					33	54	(21)	(38.9)%
Income from discontinued operations					14,917	979	13,938	1,423.7%
Deduct:
Depreciation and amortization					25,559	23,573	1,986	8.4%
Interest					22,252	20,126	2,126	10.6%
General and administrative					7,764	14,962	(7,198)	(48.1)%
Impairment loss					242	—	242	100.0%
Income (loss) allocated to exchangeable limited partnership units					307	(49)	356	726.5%

Net income attributable to common shareholders					$18,961	$1,325	$17,636	1,331.0%

*
For a detailed discussion of net operating income ("NOI"), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see pages 54-55.

        The following discussion of our results of operations for the three-month periods ended June 30, 2006 and 2005 relate to the Total Portfolio, except where otherwise noted.

Revenue

        Rental Revenue.    Rental revenue, including termination fee income, increased primarily due to the following:

  •
  an increase of $2.6 million due to seven properties acquired after April 1, 2005, partially offset by:

  •
  on a Same Property Portfolio basis, rental revenue decreased by $0.5 million primarily as a result of an increase of $0.2 million in bad debt/vacancy expense due to increased reserves associated with higher outstanding accounts receivable balances as well as decreased occupancy. Occupancy for rent paying tenants as of June 30, 2006 was 90.2% compared with 91.7% at June 30, 2005.

        Percentage Rent.    Percentage rent decreased $0.1 million primarily due to higher sales breakpoints resulting from amendments to leases with significant percentage rent provisions.

        Recoveries Revenue.    Recoveries revenue increased primarily due to the following:

  •
  an increase of $0.7 million due to seven properties acquired after April 1, 2005; and

  •
  on a Same Property Portfolio basis, an increase of $0.8 million primarily as a result of an increase in real estate tax recovery income of $1.1 million due to an increase in real estate tax expense as well as an increase in tax recovery rates for the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005. This increase was partially offset by a decrease of $0.3 million in common area maintenance income which was primarily due to a decrease in common area maintenance expenses.

        Other Property Income.    Other property income decreased $0.1 million primarily due to receipt of $0.2 million in the six-month period ended June 30, 2005 related to the settlement of prior bankruptcies in excess of amounts previously written, partially offset by increased miscellaneous tenant charges such as late fees, legal fees and assignment fees.

Expenses

        Property Operating Expenses.    Property operating expenses increased primarily due to an increase of $0.2 million due to seven properties acquired after April 1, 2005.

        Real Estate Taxes.    Real estate tax expense increased primarily due to the following:

  •
  an increase of $0.5 million related to seven properties acquired after April 1, 2005; and

  •
  on a Same Property Portfolio basis, an increase of $1.2 million primarily related to increased assessments and/or tax rates at certain properties in Indiana, Illinois, and Texas as well as increased assessments for certain properties which had been previously redeveloped.

Other

        Interest, Other, and Joint Venture Fee Income.    Interest, other, and joint venture fee income decreased primarily due to a decrease in acquisition and legal fees associated with the Company's two unconsolidated joint ventures.

        Gain on Sale of Marketable Securities.    Gain on sale of marketable securities increased as the result of the Company having sold more marketable securities at a greater gain during the three-month period ended June 30, 2006.

        Income from Discontinued Operations.    Income from discontinued operations increased as a result of the Company having disposed of twelve properties, which resulted in a net gain on disposal during the three-month period ended June 30, 2006.

        Depreciation and Amortization.    Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

        Interest Expense.    Interest expense increased $2.1 million primarily as a result of an increase in overall indebtedness of $55.9 million from June 30, 2005 to June 30, 2006. This increase was primarily due to indebtedness incurred in connection with the acquisition of seven properties during the second half of 2005, partially offset by the early extinguishment of mortgage debt associated with certain properties disposed of during the three-month period ended June 30, 2006. In addition, the weighted average interest rate on our indebtedness increased from 6.16% at June 30, 2005 to 6.36% at June 30, 2006.

        General and Administrative Expenses.    Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $7.2 million, primarily because general and administrative expenses for the three-month period ended June 30, 2005 included $7.9 million of expense reflecting the impact of the Company's variable accounting of certain stock options. These stock options were subject to a tax-offset payment provision contained in one employment agreement in the three-month period ended June 30, 2005. The expense associated with these stock options increased during the three-month period ended June 30, 2005 because of an increase in the Company's stock price during that same period. Those stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement.

        After exclusion of the effect of the provision discussed above, the net $0.7 million increase in general and administrative expenses is primarily due to:

  •
  an increase of $0.9 million related to increased professional fees and other expenses incurred in connection with the merger;

  •
  an increase of $0.4 million related to higher payroll costs associated with an increased number of employees and higher average pay; and

  •
  an increase of $0.3 million of stock compensation expense primarily due to the expense associated with unvested options required under Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R") as well as an overall increase in the Company's stock price. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values beginning January 1, 2006.

        These increases were partially offset by a decrease in the 2006 bonus accrual of $0.5 million and a decrease in office expenses of $0.2 million. Office expenses decreased primarily due to lower recruiting costs and placement fees.

        Impairment loss.    Impairment loss increased as a result of the Company having recorded impairment charges relating to four of its real estate assets during the three-month period ended June 30, 2006.

        Income allocated to exchangeable limited partnerships units.    Income allocated to exchangeable limited partnership units increased primarily as a result of increased income allocations due to the overall increase in the Company's net income partially offset by a decrease in the number of outstanding exchangeable limited partnership units outstanding at June 30, 2006 compared to June 30, 2005.

Liquidity and Capital Resources

        At June 30, 2006, we had $5.3 million in available cash and cash equivalents. We generally do not maintain significant cash or cash equivalent balances. As a REIT, we are required to distribute annually at least 90% of our taxable income to our shareholders. Therefore, as a general matter, we meet our liquidity needs from cash generated from operations and external sources of capital.

        At June 30, 2006, we had $1.4 billion of indebtedness. This indebtedness has a weighted average interest rate of 6.36% with an average maturity of 3.7 years. As of June 30, 2006, our market capitalization was $3.1 billion, resulting in a debt-to-total market capitalization ratio of approximately 44.7%.

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

        We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $1.9 million, or $0.07 per square foot, for the six-months ended June 30, 2006. We have also incurred and, subject to the merger agreement, expect to continue to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

        We believe that we qualify and we intend to continue to qualify as a REIT under Sections 856-860 of the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to stockholders. We believe that our existing working capital and cash provided by operations will sufficiently allow us to pay distributions necessary to enable us to continue to qualify as a REIT.

        However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions to meet these distribution requirements, and we may need to borrow funds, most likely under our line of credit, to pay distributions in the future.

        Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under our line of credit. We believe that our existing working capital and cash provided by operations should suffice to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $58.3 million for the six-month period ended June 30, 2006 from $52.2 million for the six-month period ended June 30, 2005.

        There are a number of factors that could adversely affect our cash flow. The continuation of an economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-let space as leases expire. In addition, an economic downturn or recession could also lead to an increase in tenant bankruptcies, increases in our overall vacancy rates or declines in rents we can charge to re-let properties upon expiration of current leases. All of these would adversely affect our cash flow.

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

        Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our line of credit, bridge financing, the issuance of additional debt and equity securities and long-term property mortgage indebtedness. Subject to the merger agreement, we believe these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements.

        Certain factors may materially and adversely affect our access to capital resources, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed on us by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor's, which has given us a rating of BBB-, Moody's Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-. Upon the announcement of our merger, all three of these rating agencies shifted our company's outlook from stable to watch negative.

        Based on our internal valuation of our properties, we believe the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of June 30, 2006. Therefore, at this time, subject to the merger agreement, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit, bridge loan, or unsecured public notes.

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

Environmental Matters

        We currently have sixteen properties in our portfolio that are undergoing, or have been identified as requiring, some form of remediation (including monitoring for compliance) to clean up contamination. In these cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. We also currently have twelve properties in our portfolio that we are monitoring for compliance as a result of contamination on adjacent properties.

        Of the sixteen properties cited above, nine of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. All of these contributed properties (together with seven other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.4 million of environmental costs pursuant to this indemnity. As of June 30, 2006, we were due $0.4 million under this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

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

        In connection with the merger, we also entered into an agreement with NETT pursuant to which, simultaneously with, and conditioned upon, the closing of the merger, we will release NETT from the environmental indemnity obligations described above. In the event the transactions contemplated by the merger agreement are not completed, the environmental indemnity will continue unchanged in the future.

Contractual Obligations and Contingent Liabilities

        The following table summarizes our repayment obligations under our indebtedness outstanding as of June 30, 2006 (in thousands):

Property	2006(1)	2007	2008	2009	2010	Thereafter	Total
Mortgage loans payable:
Elk Park Center (5)	$7,789	—	—	—	—	—	$7,789
Southport Centre	87	9,593	—	—	—	—	9,680
Long Meadow Commons (2) (3)	175	8,717	—	—	—	—	8,892
Innes Street Market	194	12,098	—	—	—	—	12,292
Southgate Shopping Center	60	2,166	—	—	—	—	2,226
Hale Road & Northern Hills	—	14,600	—	—	—	—	14,600
St. Francis Plaza	105	225	243	—	—	—	573
Burlington Square (2)	103	227	243	12,724	—	—	13,297
Crossroads III & Slater Street (2)	90	201	214	13,295	—	—	13,800
Buckingham Place (2)	34	74	79	5,054	—	—	5,241
County Line Plaza (2)	111	240	256	16,002	—	—	16,609
Trinity Commons (2)	92	200	214	13,776	—	—	14,282
8 shopping centers, cross collateralized	939	1,993	2,154	72,132	—	—	77,218
Warminster Towne Center (2)	138	307	329	362	18,294	—	19,430
Clocktower Place (2)	66	144	154	171	11,838	—	12,373
545 Boylston Street and William J. McCarthy Building	364	772	838	910	30,896	—	33,780
29 shopping centers, cross collateralized	1,365	2,955	3,147	3,461	220,654	—	231,582
The Market of Wolf Creek III (2)	50	106	113	125	135	8,042	8,571
Spradlin Farm (2)	101	219	232	253	272	15,915	16,992
The Market of Wolf Creek I (2)	80	176	188	206	222	9,105	9,977
Berkshire Crossing	218	467	499	539	579	11,503	13,805
Grand Traverse Crossing	199	424	457	492	530	10,621	12,723
Salmon Run Plaza (2)	202	458	500	547	598	1,864	4,169
Grand Traverse Crossing—Wal-Mart	92	193	208	225	156	4,034	4,908
The Market of Wolf Creek II (2)	53	111	120	129	140	1,288	1,841
Bedford Grove—Wal-Mart	83	178	191	207	223	2,952	3,834
Berkshire Crossing—Home Depot/Wal-Mart	131	278	300	324	349	4,869	6,251

Total mortgage loans payable	$12,921	57,122	10,679	140,934	284,886	70,193	$576,735

Unsecured notes payable (4)	—	—	100,000	150,000	—	200,000	450,000
Line of credit facility	—	—	231,000	—	—	—	231,000
Bridge loan payable (6)	100,000	—	—	—	—	—	100,000

Total indebtedness	$112,921	57,122	341,679	290,934	284,886	270,193	$1,357,735

(1)
Represents the period from July 1, 2006 through December 31, 2006.

(2)
The aggregate repayment amount for mortgage loans payable of $576,735 does not reflect the unamortized mortgage loan premiums totaling $9,934 related to the assumption of fourteen mortgage loans with above-market contractual interest rates.

(3)
Property is encumbered by two mortgage loans maturing in July 2007.

(4)
The aggregate repayment amount of $450,000 does not reflect the unamortized original discounts of $1,426 related to the April and October 2004 bond issuances.

(5)
Mortgage balance was repaid on July 13, 2006 without penalty.

(6)
Bridge loan payable was repaid on August 1, 2006.

        As of June 30, 2006, the indebtedness described in the table above requires principal amortization and balloon payments of $112.9 million for the remainder of 2006. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance these and other future balloon payments through borrowings under our line of credit.

        As of June 30, 2006, in addition to the repayment obligations under the indebtedness described above, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2006(1)	2007	2008	2009	2010	Thereafter	Total
Construction contracts and tenant improvement obligations	$13,029	74	—	—	—	—	$13,103
Ground leases and subleases	855	1,817	1,826	1,819	1,812	68,570	76,699
Office leases	595	1,188	1,191	1,301	1,274	4,971	10,520

Total	$14,479	3,079	3,017	3,120	3,086	73,541	$100,322

(1)
Represents the period from July 1, 2006 through December 31, 2006.

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

        The future contractual payment obligations in the above table do not reflect the matters described below under "Off-Balance Sheet Arrangements." Additionally, the repayment obligations reflected in the above table do not reflect interest payments on debt. Further, we have obligations under a retirement benefit plan, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, that are not included in the above table. Funding requirements for retirement benefits after 2006 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

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

        In May 2004, the Company entered into a joint venture agreement with a third party developer for the development and construction of Lakes Crossing Shopping Center in Muskegon, Michigan. As of June 30, 2006, the Company does not consolidate the operations of the Lakes Crossing joint venture in its financial statements. Under the terms of the Lakes Crossing joint venture, we have a 50% interest in the venture and we have agreed to contribute any capital that might be required by the joint venture. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in late 2006, the Company may be required to purchase the third party's joint venture interest. The purchase price for this interest would be at the agreed-upon fair market value.

        We have also fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of June 30, 2006, $18.3 million is outstanding under the construction loan and recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all of the joint venture's agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of June 30, 2006 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

        In April 2005, we formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, we have a 25% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a mortgage loan outstanding of approximately $14.6 million as of June 30, 2006. We have agreed to indemnify the mortgage lender against bad acts and environmental liabilities with respect to the Skillman Abrams loan. As of June 30, 2006, the carrying value of our investment in the joint venture was approximately $1.0 million.

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

Financings

Bridge Loan

        On November 28, 2005, we entered into a $100 million term loan, or "bridge loan," with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two year extension. Amounts borrowed under this bridge loan bear interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at June 30, 2006 was 5.91%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon our debt rating, and requires quarterly payments. We are the borrower under this bridge loan, and our two operating partnerships, Bradley OP and Heritage Property Investment Limited Partnership ("Heritage OP"), have guaranteed this bridge loan. This bridge loan was used principally to fund growth opportunities and for working capital purposes. As of June 30, 2006, $100 million had been drawn under the bridge loan. On August 1, 2006, we fully repaid the bridge loan with borrowings under our line of credit.

Line of Credit

        On March 29, 2005, we refinanced our then existing line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent's consent, this line of credit may be increased to $500 million. Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to distribute in excess of 95% of our annual funds from operations. In addition, this line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This new credit facility also includes a competitive bid option that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at June 30, 2006 was 5.74%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

        We are the borrower under this line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. As of June 30, 2006, $231 million was outstanding under this line of credit.

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

        We believe we are in compliance with all applicable covenants under these indentures as of June 30, 2006.

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

        We believe Bradley OP is in compliance with all applicable covenants under these indentures as of June 30, 2006.

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

        The following reconciles our Funds from Operations to our net income (in thousands).

	Six-months ended June 30,
	2006	2005
Net income	$22,593	$14,527
Add:
Depreciation and amortization (real-estate related):
Continuing operating	52,621	46,039
Discontinued Operations	1,167	2,307
Pro rata share of unconsolidated joint venture	197	63
Deduct:
Gains on sales of real estate investments	18,659	—

Funds from Operations	$57,919	$62,936

	Three-months ended June 30,
	2006	2005
Net income	$18,961	$1,325
Add:
Depreciation and amortization (real-estate related):
Continuing operating	25,408	23,397
Discontinued Operations	315	1,149
Pro rata share of unconsolidated joint venture	129	55
Deduct:
Gains on sales of real estate investments	18,659	—

Funds from Operations	$26,154	$25,926

Related Party Transactions

The TJX Companies

        In July 1999, Bernard Cammarata became a member of our board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. ("TJX"), our largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $14.1 for the six-month period ended June 30, 2006, representing approximately 5.6% of our total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $2.4 million and $2.0 million were outstanding as of June 30, 2006 and December 31, 2005, respectively. TJX pays us rent in accordance with 50 leases at our properties.

Ahold USA

        In July 1999, William M. Vaughn, III became a member of our board of directors. Since January 1, 2006, Mr. Vaughn has been a consultant to Ahold USA, Inc. ("Ahold"), the parent company of The Stop & Shop Supermarket Company ("Stop & Shop"), a grocery chain headquartered in Massachusetts. From January 2003 to December 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold. Prior to that time, Mr. Vaughn was Executive Vice President, Human Resources of Stop & Shop, with whom he had been employed since 1974. Mr. Vaughn is a co-trustee of NETT and Net Realty Holding Trust, our largest stockholder. Annualized base rent from Ahold and its subsidiaries was $1.5 million for the six-month period ended June 30, 2006, representing approximately 0.6% of our total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.5 million and $0.4 million were outstanding as of June 30, 2006 and December 31, 2005, respectively. Ahold and its subsidiaries pay us rent in accordance with 3 leases at our properties.

A.C. Moore

        In June 2004, Michael J. Joyce became a member of our board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts, Inc. ("A.C. Moore"). Annualized base rent from A.C. Moore and its subsidiaries was $0.5 million for the six-month period ended June 30, 2006, representing approximately 0.2% of our total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.1 million were outstanding as of both June 30, 2006 and December 31, 2005. A.C. Moore pays us rent in accordance with 3 leases at our properties.

131 Dartmouth Street Joint Venture and Lease

        In November 1999, we entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by us. We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building. We have no ongoing capital contribution requirements with respect to this office building, which was completed in January 2003. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through June 30, 2006.

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

        In connection with the merger agreement, we entered into an agreement with NETT addressing various matters. Pursuant to that agreement, simultaneously with, and conditioned upon, the closing of the merger, we will transfer to NETT's affiliate our 6% membership interest in the joint venture noted above. Additionally, our lease for our headquarters building with the joint venture may be terminated under certain circumstances following the merger.

Contingencies

Legal and Other Claims

        We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 58 under the heading "PART II—OTHER INFORMATION—Item 1. Legal Proceedings," we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

        We use NOI internally, and believe NOI provides useful information to investors as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income to provide results that more closely relate to a property's results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that, to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

        The following reconciles NOI to net income available to common shareholders (in thousands):

	Six-months ended June 30,
	2006	2005
Net operating income—Same Property Portfolio	$115,277	$115,486
Add:
Net operating income—acquisitions	4,998	—

Net operating income—Total Portfolio	120,275	115,486
Add:
Interest, other, and joint venture fee income	1,319	1,853
Gain on sale of marketable securities	42	8
Gain on land sales	171	—
Equity in income from unconsolidated joint ventures	242	159
Income from discontinued operations	14,538	2,028
Deduct:
Depreciation and amortization	52,929	46,391
Interest	45,014	40,281
General and administrative	15,362	18,226
Impairment loss	342	—
Income allocated to exchangeable limited partnership units	347	109

Net income attributable to common shareholders	$22,593	$14,527

	Three-months ended June 30,
	2006	2005
Net operating income—Same Property Portfolio	$57,257	$58,421
Add:
Net operating income—acquisitions	2,472	—

Net operating income—Total Portfolio	59,729	58,421
Add:
Interest, other, and joint venture fee income	364	475
Gains on sale of marketable securities	42	8
Equity in income from unconsolidated joint ventures	33	54
Income from discontinued operations	14,917	979
Deduct:
Depreciation and amortization	25,559	23,573
Interest	22,252	20,126
General and administrative	7,764	14,962
Impairment loss	242	—
Income (loss) allocated to exchangeable limited partnership units	307	(49)

Net income attributable to common shareholders	$18,961	$1,325

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

        The following table presents our contractual fixed rate debt obligations as of June 30, 2006, sorted by maturity date, and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2006(1)	2007	2008	2009	2010	2011+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$12,703	$56,655	$10,180	$140,395	$284,307	$58,690	$562,930	7.24%
Variable rate	218	467	499	539	579	11,503	13,805	7.11%
Unsecured Debt:
Fixed rate	—	—	100,000	150,000	—	200,000	450,000	5.65%
Variable rate	100,000	—	231,000	—	—	—	331,000	5.79%

Total	$112,921	$57,122	$341,679	$290,934	$284,886	$270,193	$1,357,735	6.36%

(1)
Represents the period from July 1, 2006 through December 31, 2006.

(2)
The aggregate repayment amount of $1,357,735 does not reflect the unamortized mortgage loan premiums totaling $9,934 related to the assumption of fourteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,426 on the 2004 bond issuances.

        If market rates of interest on our variable rate debt outstanding at June 30, 2006 increase by 10%, or 60 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $2.0 million annually.

        During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt, expected to be issued during 2006. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2006 in relation to total assets and our total market capitalization.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On November 29, 2002, the court granted our motion to dismiss Mr. Donahue's claims. Mr. Donahue subsequently filed an appeal of the court's decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue's appeal. On July 14, 2004, the Massachusetts Appellate Court reversed the lower court's decision dismissing Mr. Donahue's claims. The Appellate Court's decision reverted the case back to the Superior Court for discovery and additional proceedings.

        The parties have substantially completed discovery proceedings. On May 22, 2006, we filed a motion for summary judgment seeking to dismiss Mr. Donahue's claims. A hearing with respect to this motion was held on June 29, 2006, although no decision was rendered at that time. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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

ITEM 1A.    Risk Factors

        The discussion of our results of operations and financial condition should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K"), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risks identified in our 2005 10-K, we are also subject to the following additional risks:

Risks Related to the Merger

        On July 9, 2006, we entered into a merger agreement pursuant to which we have agreed to merge with and into an affiliate of Centro Properties Group. In connection with the transaction, the Company will file a definitive proxy statement with the SEC. Stockholders are urged to read the definitive proxy statement carefully and in its entirety when it becomes available because it will contain important information about the proposed transaction. In connection with the merger, we are subject to certain risks including, but not limited to, those set forth below.

If we are unable to consummate the merger, our business, financial condition, operating results and stock price could suffer.

        The completion of the merger is subject to the satisfaction of numerous closing conditions, including the approval of the merger by our common stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the merger agreement. As a result, no assurances can be given that the merger will be consummated. If our common stockholders choose not to approve the merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the merger agreement, or any legal proceeding results in enjoining the merger, we could be subject to various adverse consequences, including, but not limited to, the following:

  •
  we would remain liable for significant costs relating to the merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

  •
  we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the merger;

  •
  our decision to enter into the merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;

  •
  an announcement that we have abandoned the merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger;

  •
  our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee of $65 million; and

  •
  we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Certain restrictive pre-closing covenants in the merger agreement may negatively affect our business, financial condition, operating results and cash flows.

        Pending completion of the merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We also have agreed, subject to certain exceptions, that we and our subsidiaries will not, among other things:

  •
  declare, set aside, make or pay dividends or other distributions, other than dividends paid by our wholly owned subsidiaries;

  •
  acquire (by merger, consolidation, acquisition of equity interest or assets, or any other business combination) any corporation, partnership, limited liability company, joint venture or other business organization (or division thereof) or any property (other than real property) or asset for consideration in excess of $1,000,000, or, subject to the consent of the purchaser, acquire, or enter into any option, commitment or agreement to acquire, any real property or commence any development activity on any of our, our subsidiaries' or our joint ventures' properties;

  •
  incur any indebtedness or issue any debt securities or assume, guarantee or endorse, or otherwise as an accommodation become responsible for, the obligations of any person (other than a subsidiary) for indebtedness;

  •
  modify, amend or terminate any material contract or enter into any new material contract;

  •
  enter into a new lease or terminate, materially modify or amend any lease that relates to in excess of 20,000 square feet or net rentable area at any of our, our subsidiaries' and our joint ventures' properties, or enter into, terminate or materially modify or amend any ground lease;

  •
  waive, release, assign, settle or compromise any material legal actions or material liabilities;

  •
  sell or otherwise dispose of, or subject to any encumbrance, any of our, our subsidiaries' or our joint ventures' properties or other material assets other than pending sales pursuant to definitive agreements executed prior to July 9, 2006; and

  •
  announce an intention, enter into an agreement or otherwise make a commitment to do any of the foregoing.

These restrictions could alter the manner in which we have customarily conducted our business and therefore significantly disrupt the operation of our business, and have a material adverse effect on our business, financial condition, cash flows and operating results.

Pending consummation of the merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the merger is not consummated.

        Because the merger is subject to several closing conditions, including the approval of the merger by our stockholders, uncertainty exists regarding the completion of the merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with our company, which could negatively affect our business and results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults upon Senior Securities

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        The annual meeting of the stockholders of the Company was held on May 12, 2006. At the annual meeting, stockholders elected four directors to serve on our Board of Directors until the Company's annual meeting to be held in 2009. The four directors elected at the meeting were Kenneth K. Quigley, Jr., Ritchie E. Reardon, William M. Vaughn III and Robert J. Watson. The directors whose terms of office as a director continued after the meeting and the annual meeting at which their term of office expires are as follows:

Joseph L. Barry (2007)
Richard C. Garrison (2007)
David W. Laughton (2007)
Kevin C. Phelan (2007)
Bernard Cammarata (2008)
Michael J. Joyce (2008)
Thomas C. Prendergast (2008)

        The votes cast at the annual meeting in respect of each nominee for election as a director were as follows:

	Votes
	For	Withheld
Kenneth K. Quigley, Jr.	37,926,131	4,551,778
Ritchie Reardon	41,303,114	1,174,795
William M. Vaughn III	39,737,228	2,740,681
Robert J. Watson	37,927,131	4,550,778

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE PROPERTY INVESTMENT TRUST, INC.
Dated: August 9, 2006
/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast Chairman, President and Chief Executive Officer
/s/ DAVID G. GAW David G. Gaw Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

HERITAGE PROPERTY INVESTMENT TRUST, INC. INDEX TO FORM 10-Q
  PART I
  ITEM 1. Financial Statements
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Balance Sheets June 30, 2006 and December 31, 2005 (Unaudited and in thousands of dollars, except for share amounts)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Operations Six Months ended June 30, 2006 and 2005 (Unaudited and in thousands, except per-share data)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Operations Three Months ended June 30, 2006 and 2005 (Unaudited and in thousands, except per-share data)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Comprehensive Income Three and Six Months ended June 30, 2006 and 2005 (Unaudited and in thousands)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Consolidated Statements of Cash Flows Six months ended June 30, 2006 and 2005 (unaudited and in thousands of dollars)
HERITAGE PROPERTY INVESTMENT TRUST, INC. Notes to Condensed Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits
SIGNATURES