Form 10-Q
period 2006-09-30
CENTRO SATURN MERGERSUB LLC.
filed 2007-03-20
CIK 1158265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to

Commission file number: 001-31297

CENTRO SATURN MERGERSUB LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5657205
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
580 West Germantown Pike, Suite 200,
Plymouth Meeting, Pennsylvania	19462
(Address of principal executive offices)	(Zip Code)

(617) 247-2200

(Registrant’s telephone number, including area code)

Heritage Property Investment Trust, Inc.

131 Dartmouth Street

Boston, Massachusetts 02116

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

As of October 4, 2006, there were 48,370,041 shares of the Company’s $0.001 par value common stock outstanding.

CENTRO SATURN MERGERSUB LLC
(as successor by merger to Heritage Property Investment Trust, Inc.)

CENTRO SATURN MERGERSUB LLC
(as successor by merger to  Heritage Property Investment Trust, Inc.)

Explanatory Note

On July 9, 2006, Heritage Property Investment Trust, Inc. (“Heritage”) entered into an Agreement and Plan of Merger with Centro Saturn LLC and Centro Saturn MergerSub LLC (“MergerSub”). On October 5, 2006,  Heritage, Centro Saturn LLC and MergerSub completed the transactions contemplated by the merger agreement, pursuant to which, Heritage merged with and into MergerSub, with MergerSub as the surviving entity of this merger (the “Merger”). As a result of the Merger, Heritage ceased to exist as a separate legal entity and Heritage’s registration with the Securities and Exchange Commisson (“SEC”) under the Securities Exchange Act of 1934, as amended (the “1934 Act”), was terminated.

In connection with the Merger, Heritage, MergerSub and LaSalle Bank National Association, as trustee (the “Trustee”), entered into supplemental indentures, each dated as of October 5, 2006, to (i) the Indenture, dated as of April 1, 2004 (the “2014 Notes Indenture”), governing Heritage’s 5.125% Notes due 2014, among Heritage, the Trustee, Heritage Property Investment Limited Partnership and Bradley Operating Limited Partnership, as guarantors (the “Guarantors”), and (ii) the Indenture, dated as of October 15, 2004 (the “2009 Notes Indenture”), governing Heritage’s 4.50% Notes due 2009 among Heritage, the Trustee and the Guarantors. The Supplemental Indentures each provide for the assumption by MergerSub of all of the obligations of Heritage under each of the 2014 Notes Indenture and the 2009 Notes Indenture, effective upon consummation of the Merger.

Under the terms of the 2014 Notes Indenture and the 2009 Notes Indenture, notwithstanding the fact that neither Heritage nor MergerSub is currently subject to the reporting requirements of the 1934 Act,  MergerSub is required to continue to file with the SEC the annual reports, quarterly reports and other documents required to be filed with the SEC pursuant to Section 13 or 15(d) of the Exchange Act as if MergerSub were so subject.  As a result, MergerSub is filing this Quarterly Report on Form 10-Q for the sole purpose of complying with the terms of the 2014 Notes Indenture and the 2009 Notes Indenture.

PART I

ITEM 1.                Financial Statements

CENTRO SATURN MERGERSUB LLC
(as successor by merger to Heritage Property Investment Trust, Inc.)

Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Unaudited and in thousands of dollars, except for share amounts)

	September 30, 2006	December 31, 2005
Assets
Real estate investments, net	$2,173,012	$2,305,402
Real estate held for sale, net	2,580	—
Cash and cash equivalents	2,811	—
Accounts receivable, net of allowance for doubtful accounts of $11,635 in 2006 and $10,585 in 2005	56,930	54,077
Prepaids and other assets	41,085	30,219
Investments in unconsolidated joint ventures	5,469	5,211
Deferred financing and leasing costs	54,596	63,320
Total assets	$2,336,483	$2,458,229
Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loans payable	$575,738	$630,819
Unsecured notes payable	448,624	449,964
Line of credit facility	343,000	328,000
Bridge loan payable	—	50,000
Accrued expenses and other liabilities	94,753	96,286
Accrued distributions	25,700	25,224
Total liabilities	1,487,815	1,580,293
Minority interests:
Exchangeable limited partnership units	14,501	17,125
Other minority interest	525	—
Total minority interests	15,026	17,125
Shareholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 48,370,041 and 47,385,995 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	48	47
Additional paid-in capital	1,196,758	1,174,855
Cumulative distributions in excess of net income	(363,051)	(309,219)
Unearned compensation	—	(3,672)
Other comprehensive loss	(113)	(1,200)
Total shareholders’ equity	833,642	860,811
Total liabilities and shareholders’ equity	$2,336,483	$2,458,229

See accompanying notes to condensed consolidated financial statements.

CENTRO SATURN MERGERSUB LLC
(as successor by merger to Heritage Property Investment Trust, Inc.)

Consolidated Statements of Operations
Nine Months ended September 30, 2006 and 2005
(Unaudited and in thousands, except per-share data)

	Nine months ended September 30,
	2006	2005
Revenue:
Rentals and recoveries	$253,565	$245,566
Interest, other, and joint venture fee income	1,729	2,282
Total revenue	255,294	247,848
Expenses:
Property operating expenses	34,923	34,659
Real estate taxes	39,826	36,583
Depreciation and amortization	78,175	70,395
Interest	67,105	61,282
General and administrative	21,797	25,298
Provision for merger-related expenses	6,905	—
Losses from early extinguishment of debt	298	—
Total expenses	249,029	228,217
Income before gain on sale of marketable securities, land sales and derivative	6,265	19,631
Gain on sale of marketable securities	44	8
Net derivative gain	1,553	—
Gain on land sales	171	—
Income before minority interests	8,033	19,639
Equity in income from unconsolidated joint ventures	283	219
Income allocated to exchangeable limited partnership units	(305)	(182)
Income before discontinued operations	8,011	19,676
Discontinued Operations:
(Loss) income from discontinued operations	(4,871)	3,299
Gains on sales of discontinued operations	18,659	—
Income from discontinued operations	13,788	3,299
Net income attributable to common shareholders	$21,799	$22,975
Basic per-share data:
Income before discontinued operations	$0.17	$0.42
Income from discontinued operations	0.29	0.07
Income attributable to common shareholders	$0.46	$0.49
Weighted average common shares outstanding	47,426	46,846
Diluted per-share data:
Income before discontinued operations	$0.16	$0.41
Income from discontinued operations	0.29	0.07
Income attributable to common shareholders	$0.45	$0.48
Weighted average common and common equivalent shares outstanding	48,201	48,067

See accompanying notes to condensed consolidated financial statements.

CENTRO SATURN MERGERSUB LLC
(as successor by merger to Heritage Property Investment Trust, Inc.)

Consolidated Statements of Operations
Three Months ended September 30, 2006 and 2005
(Unaudited and in thousands, except per-share data)

	Three months ended September 30,
	2006	2005
Revenue:
Rentals and recoveries	$83,205	$81,961
Interest, other, and joint venture fee income	410	427
Total revenue	83,615	82,388
Expenses:
Property operating expenses	11,917	10,360
Real estate taxes	12,612	12,633
Depreciation and amortization	25,345	24,104
Interest	22,091	21,001
General and administrative	7,885	7,072
Provision for merger-related expenses	5,455	—
Losses from early extinguishment of debt	298	—
Total expenses	85,603	75,170
(Loss) income before gain on sale of marketable securities and derivative	(1,988)	7,218
Gain on sale of marketable securities	2	—
Net derivative gain	1,553	—
(Loss) income before minority interests	(433)	7,218
Equity in income from unconsolidated joint ventures	41	60
Loss (income) allocated to exchangeable limited partnership units	42	(73)
(Loss) income before discontinued operations	(350)	7,205
Discontinued Operations:
(Loss) income from discontinued operations	(444)	1,243
(Loss) income from discontinued operations	(444)	1,243
Net (loss) income attributable to common shareholders	$(794)	$8,448
Basic per-share data:
(Loss) income before discontinued operations	$(0.01)	$0.15
(Loss) income from discontinued operations	(0.01)	0.03
(Loss) income attributable to common shareholders	$(0.02)	$0.18
Weighted average common shares outstanding	47,494	46,955
Diluted per-share data:
(Loss) income before discontinued operations	$(0.01)	$0.15
(Loss) income from discontinued operations	(0.01)	0.03
(Loss) income attributable to common shareholders	$(0.02)	$0.18
Weighted average common and common equivalent shares outstanding	48,087	48,404

See accompanying notes to condensed consolidated financial statements.

CENTRO SATURN MERGERSUB LLC
(as successor by merger to Heritage Property Investment Trust, Inc.)

Consolidated Statements of Comprehensive Income
Three and Nine Months ended September 30, 2006 and 2005
(Unaudited and in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) attributable to common shareholders	$21,799	$22,975	$(794)	$8,448
Other comprehensive income:
Unrealized loss on cash flow hedges	8,663	—	—	—
Unrealized holding gains arising during the period	59	8	—	—
Reclassification adjustment due to discontinuance of hedge accounting	(7,753)	—	(7,753)	—
Reclassification adjustments for amortization of realized loss of cash flow hedges, net	162	162	54	54
Reclassification adjustment for realized gain from sale of marketable securities	(44)	(8)	(2)	—
Total other comprehensive income (loss)	1,087	162	(7,701)	54
Comprehensive income (loss)	$22,886	$23,137	$(8,495)	$8,502

See accompanying notes to condensed consolidated financial statements.

CENTRO SATURN MERGERSUB LLC
(as successor by merger to Heritage Property Investment Trust, Inc.)

Consolidated Statements of Cash Flows
Nine months ended September 30, 2006 and 2005
(unaudited and in thousands of dollars)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$21,799	$22,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,498	74,024
Amortization of deferred debt financing costs	1,453	1,606
Amortization of debt premiums and discounts	(2,409)	(1,693)
Amortization of effective portion of interest rate swaps	162	162
Compensation expense associated with stock plans	6,686	8,788
Earnings from unconsolidated investment in joint ventures	(282)	(219)
Income allocated to exchangeable limited partnership units	305	182
Reclassification adjustment due to hedge ineffectiveness	(7,753)	—
Unrealized loss on derivatives	6,200	—
Gains on sales of real estate assets	(18,830)	—
Loss on impairment of real estate assets	4,048	—
Loss on prepayment of mortgage loans, net	3,272	—
Gain on sale of marketable securities	(44)	(8)
Changes in operating assets and liabilities	(15,366)	(11,340)
Net cash provided by operating activities	78,739	94,477
Cash flows from investing activities:
Acquisitions of and additions to real estate investments and in-place lease value	(54,198)	(134,921)
Proceeds from sale of real estate assets	131,893	—
Expenditures for investments in joint ventures	(19)	(1,855)
Expenditures for capitalized leasing commissions	(3,308)	(4,370)
Redemption of exchangeable limited partnership units	(1,986)	(631)
Purchase of minority interest	—	(2,425)
Receipt of insurance proceeds	750	—
Proceeds from sale of marketable securities	210	121
Expenditures for furniture, fixtures and equipment	(243)	(371)
Net cash provided by (used for) investing activities	73,099	(144,452)
Cash flows from financing activities:
Proceeds from the issuance of common stock due to exercise of options	18,854	4,156
Repayments of mortgage loans payable	(51,986)	(42,308)
Proceeds from prior line of credit facility	—	26,000
Proceeds from new line of credit facility	205,500	402,000
Repayments under prior line of credit facility	—	(11,000)
Repayment of prior line of credit facility	—	(211,000)
Repayments under new line of credit facility	(190,500)	(43,000)
Proceeds from bridge loan	50,000	—
Repayment of bridge loan	(100,000)	—
Contributions from minority interest holders	525	—
Distributions paid to exchangeable limited partnership unit holders	(981)	(835)
Common stock distributions paid	(75,083)	(74,280)
Repayment of unsecured notes payable	(1,490)	—
Penalty associated with prepayment of debt	(3,808)	—
Expenditures for deferred debt financing costs	(58)	(2,208)
Expenditure for equity financing costs	—	(114)
Net cash used for financing activities	(149,027)	47,411
Net increase (decrease) in cash and cash equivalents	2,811	(2,564)
Cash and cash equivalents:
Beginning of period	—	6,720
End of period	$2,811	$4,156

See accompanying notes to condensed consolidated financial statements.

CENTRO SATURN MERGERSUB LLC
(as successor by merger to Heritage Property Investment Trust, Inc.)

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

As more fully described in Note 15, “Subsequent Events,” on July 9, 2006, the Company entered into an Agreement and Plan of Merger with Centro Saturn LLC (“Parent”), a Delaware limited liability company, and Centro Saturn MergerSub LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“MergerSub”). On October 5, 2006,  the Company, Parent and MergerSub completed the transactions contemplated by the merger agreement, pursuant to which Heritage merged with and into MergerSub, with MergerSub as the surviving entity of this merger (the “Merger”). As a result of the Merger, the Company ceased to exist as a separate legal entity.

All references to “we,” “us,” “our,” “ours,” “Heritage” or the “Company” in these notes refer to Heritage Property Investment Trust, Inc. and its consolidated subsidiaries prior to the completion of the Merger, unless the context indicates otherwise.

2.   Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and historically operated so as to qualify as a REIT. To qualify as a REIT for federal income tax purposes, the Company was required to, among other things, distribute to shareholders at least 90% of its taxable income. It has been the Company’s policy to distribute at least 100% of its taxable income to its shareholders. Accordingly, no provision was made for federal income taxes. As a result of the Merger, the Company is no longer operating as a REIT.

3.   Share-Based Compensation

Overview

The Company’s 2000 Equity Incentive Plan, as amended (the “Plan”) authorized options and other stock-based compensation awards to be granted to employees and directors for up to 5,700,000 shares of common stock.

Prior to January 1, 2006, the Company accounted for its share-based compensation using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Share-Based Compensation (“SFAS No. 123”). Except with respect to options that were previously subject to variable accounting (see below), in applying the intrinsic value method, the Company did not record share-based compensation cost related to stock options in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. Accordingly, share-based compensation related to stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to January 1, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value as previously estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The adoption of SFAS No. 123R impacted the Company’s accounting for stock options by requiring the Company to expense the estimated fair value of stock options as they vest. In addition, as a result of the adoption of SFAS No. 123R, the Company eliminated the unearned compensation balance related to non-vested performance shares and deferred stock units on the accompanying September 30, 2006 balance sheet. Results for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

The total stock-based compensation expense included in general and administrative expenses for the nine-month periods ended September 30, 2006 and 2005 was $6.7 million and $8.8 million, respectively, and for the three-month periods ended September 30, 2006 and 2005 was $2.3 million and $2.1 million, respectively.

Upon completion of the Merger on October 5, 2006, the Plan was terminated.

Stock Options

Pursuant to the Plan, the Company periodically granted options to purchase shares of common stock at an exercise price equal to the grant date per-share fair value of the Company’s common stock. The options vested over periods ranging from three to five years and expired ten years from the grant date. Upon completion of the Company’s initial public offering in April 2002, the vesting of all stock options previously granted to employees (other than 430,000 options granted in April 2002) accelerated.

For the Company’s stock option plan, the grant date fair value of each grant was estimated using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to the dividend yield, expected life, the risk-free interest rate, and volatility. The dividend yield was based on the Company’s historical dividend rate. The expected life of the grants was derived from expected employee duration, which was based on Company history, industry information and other factors. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities utilized in the model were based on the historical volatility of the Company’s stock price and other factors. Based on an analysis of the Company’s historical data, an assumption of zero forfeitures was incorporated into the Company’s model as historical forfeitures were insignificant.

The Company did not grant any stock options during the three- and nine-month periods ended September 30, 2006. The following summarizes the weighted average assumptions used for grants in fiscal year 2005:

Expected Dividend	$2.10
Expected term of option	6 years
Risk-free interest rate	3.87%
Expected stock price volatility	20%

The Company recognized share-based compensation expense related to stock options of $0.1 million, or less than $0.01 per diluted share, for the three-month period ended September 30, 2006 and $0.4 million, or less than $0.01 per diluted share, for the nine-month period ended September 30, 2006.

As of September 30, 2006, there was $0.3 million of total unrecognized compensation cost related to outstanding unvested stock option awards. This cost was expected to be recognized over a weighted-average period of 0.62 years.

The following tables illustrate the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three- and nine-month periods ended September 30, 2005 (in thousands except per-share data):

Nine-months ended September 30, 2005
Net income, attributable to common shareholders as reported	$22,975
Add: Total stock based compensation as reported in net income	8,788
Less: Stock based compensation expense determined under fair-value based method for all awards	(9,261)
Pro forma net income	$22,502
Earnings per share:
Basic—as reported	$0.49
Basic—pro forma	$0.48
Diluted—as reported	$0.48
Diluted pro forma	$0.47

Three-months ended September 30, 2005
Net income, attributable to common shareholders as reported	$8,448
Add: Total stock based compensation as reported in net income	2,066
Less: Stock based compensation expense determined under fair-value based method for all awards	(2,230)
Pro forma net income	$8,284
Earnings per share:
Basic—as reported	$0.18
Basic—pro forma	$0.18
Diluted—as reported	$0.18
Diluted pro forma	$0.17

Due to a tax-offset payment provision contained in one employment agreement, 920,000 of the Company’s stock options were subject to variable accounting under APB Opinion No. 25 at September 30, 2005. The Company’s additional expense related to these stock option awards subject to variable accounting was $0.1 million and $4.8 million for the three- and nine-month period ended September 30, 2005, respectively. These stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement to eliminate the provision relating to these stock options.

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine-months then ended, is presented below:

Options	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2006	2,356,998	$25.90
Granted	—	—
Exercised	(730,295)	$25.69
Forfeited	(12,664)	$26.63
Outstanding at September 30, 2006	1,614,039	$25.94
Exercisable at September 30, 2006	1,293,620	$25.35

The per-share grant date fair value of the 117,500 options issued during the nine-month period ended September 30, 2005 was $2.75. The Company did not grant any stock options during the three-month period ended September 30, 2005 or the three- and nine-month periods ended September 30, 2006.

The aggregate intrinsic value of options exercised during the three-month periods ended September 30, 2006 and 2005 was $5.9 million and $0.9 million, respectively. The aggregate intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005 was $8.1 million and $1.6 million, respectively.

The aggregate intrinsic value and weighted-average remaining contractual term of the 1,614,039 options outstanding at September 30, 2006 were $17.0 million and 5.5 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of the 1,293,620 options exercisable at September 30, 2006 were $14.4 million and 5.05 years, respectively.

The Company issued new shares of its common stock upon the exercise of stock options.

Included in prepaid and other assets at September 30, 2006, is a receivable of $10.1 million related to stock option exercises occurring at the end of the three-month period ended September 30, 2006 that had not yet been settled by the Company’s transfer agent. The receivable was collected in October 2006.

Immediately prior to the effective time of the Merger, and, as provided in the merger agreement, the Company’s Board of Directors caused all of the Company’s outstanding stock options to become fully vested and exercisable. In connection with the completion of the Merger, each stock option that remained unexercised was cancelled and converted into the right to receive a single lump sum cash payment, less applicable withholding taxes, equal to the product of the number of shares of common stock underlying that stock option immediately prior to the effective time of the Merger, and the excess, if any, of $36.675, the merger consideration, over the exercise price per share of that stock option.

Non-vested Performance Shares

In addition to stock option grants, the Plan also authorized the grant of stock-based compensation awards in the form of non-vested performance shares of common stock. These non-vested performance shares, which were considered outstanding shares from the date of grant, vested over a period ranging from one to three years. In addition, the Company paid dividends on non-vested performance shares that are charged directly to Cumulative Distributions in Excess of Net Income.

The following summarizes all non-vested performance share activity as of September 30, 2006 and changes during the nine-months then ended:

	Non-vested Performance Shares	Weighted Average Grant Date Fair Value per share
Unvested shares outstanding at January 1, 2006	381,299	$29.88
Shares issued	253,750	38.90
Shares forfeited	—	—
Shares vested	(249,767)	29.70
Unvested shares outstanding at September 30, 2006	385,282	$34.96

As of September 30, 2006, there was $6.6 million of total unrecognized compensation cost related to non-vested performance shares granted under the Plan, which was anticipated to be recognized over a weighted-average period of 0.82 years. The total fair value of shares vested during the nine-month periods ended September 30, 2006 and 2005 was $7.4 million and $5.8 million, respectively.

Immediately prior to the effective time of the Merger, and, as provided in the merger agreement, the Company’s Board of Directors caused all of the Company’s outstanding non-vested performance shares to become fully vested and free of forfeiture restrictions. In connection with the completion of the Merger, each non-vested performance share that remained outstanding was considered an outstanding share of common stock entitling the holder to the right to receive the merger consideration, or $36.675 per share.

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

On March 1, 2004, the Company issued the third installment of 135,000 shares (reduced from 155,000 to reflect the termination of employment of one of the participants) based on a grant date fair market value of $29.76 per share. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that terminated on March 1, 2005. During the nine-month period ended September 30, 2005, the Company recognized $0.7 million of compensation expense related to these shares.

On March 4, 2005, the Company issued the fourth installment of 134,000 shares (reduced from 155,000 to reflect the termination of employment of two of the participants) based on a grant date fair market value of $30.90 per share. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that terminated on March 4, 2006. During the nine-month periods ended September 30, 2006 and 2005, the Company recognized $0.7 million and $2.4 million, respectively, of compensation expense related to these shares.

On March 9, 2006, the Company issued the fifth and final installment of 134,000 shares based on a grant date fair market value of $38.90 per share. These shares were granted subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company), which were anticipated to terminate on March 8, 2007. During the nine-month period ended September 30, 2006, the Company recognized $3.0 million of compensation expense related to these shares. Deferred compensation of $2.2 million related to these shares was anticipated to be recognized ratably through March 8, 2007.

Immediately prior to the effective time of the Merger, and, as provided in the merger agreement, the Company’s Board of Directors caused the fifth and final installment of special stock grants to become fully vested and free of forfeiture restrictions. In connection with the completion of the Merger, each share within the fifth and final special stock grant was considered an outstanding share of common stock entitling the holder to the right to receive the merger consideration, or $36.675 per share.

Annual Performance Shares

The Company recognized compensation expense with respect to performance-based stock grants ratably over the one-year performance period and three-year vesting period.

In March 2003, the Company issued 119,500 shares of non-vested performance stock related to 2002 performance based on an issuance date fair market value of $24.36 per share. During the nine-month period ended September 30, 2005, the Company recognized $0.6 million of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company) that terminated in March 2006.

In February 2004, the Company issued 108,000 shares of non-vested performance stock related to 2003 performance based on an issuance date fair market value of $28.47 per share. During the nine-month periods ended September 30, 2006 and 2005, the Company recognized $0.6 million and $0.8 million, respectively, of compensation expense related to these shares, including the reimbursement of the taxes to be paid by one employee related to the shares. The remaining compensation expense of $0.2 million related to these shares was to be recognized ratably through the balance of the vesting period. These shares were issued subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company), which were anticipated to terminate completely in February 2007.

In March 2005, the Company issued 143,800 shares of non-vested performance stock related to 2004 performance based on an issuance date fair market value of $30.90 per share. During the nine-month periods ended September 30, 2006 and 2005, the Company recognized $0.8 million and $1.1 million, respectively, of compensation expense related to these shares, including the reimbursement of taxes to be paid by one employee related to the shares. The remaining compensation expense of $1.4 million related to these shares was to be recognized ratably through the balance of the vesting period. These shares were issued subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company), which were anticipated to terminate completely in March 2008.

In March 2006, the Company issued 106,750 shares of non-vested performance stock related to 2005 performance based on an issuance date fair market value of $38.90 per share. During the nine-month periods ended September 30, 2006 and 2005, the Company recognized $0.8 million and $0.9 million, respectively, of compensation expense related to these shares, including the reimbursement of taxes to be paid by one employee related to the shares. The remaining compensation expense of $2.4 million related to these shares was to be recognized ratably through the balance of the vesting period. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company), which were anticipated to terminate completely in March 2009.

In addition, in March 2006, the Company issued 13,000 shares of non-vested performance stock in lieu of stock options to non-senior management employees based on an issuance date fair market value of $38.90 per share. During the nine-month period ended September 30, 2006, the Company recognized $0.1 million of compensation expense related to these shares. The Company recognizes compensation expense with respect to these shares over the three-year vesting period. The remaining compensation expense of $0.4 million related to these shares was to be recognized ratably through the balance of the vesting period. These shares were subject to risk of forfeiture and transfer restrictions (including the continued employment of these individuals with the Company), which were anticipated to terminate completely in March 2009.

Immediately prior to the effective time of the Merger, and, as provided in the merger agreement, the Company’s Board of Directors caused these non-vested performance shares to become fully vested and free of forfeiture restrictions. In connection with the completion of the Merger, each non-vested performance share was considered an outstanding share of common stock entitling the holder to the right to receive the merger consideration, or $36.675 per share.

Deferred Stock Units

The Company maintained a compensation plan relating to the payment of fees and other compensation to directors who are neither employed by the Company nor trustees of the Company’s largest stockholder, Net Realty Holding Trust (“Outside directors”). Outside directors received an annual retainer, fees for Board meetings attended, Board committee chair retainers and fees for Board committee meetings attended. Except as described below, these fees were typically paid in cash.

Under the plan, on January 1st of each year, the Company credited each Outside director with an annual grant of 1,000 “deferred stock units” for his or her service on the Board during the prior year. On January 1st of each service year (“Service Year”), the Company began to accrue compensation expense for deferred stock units expected to be credited for service on the Board during that Service Year. The value of the deferred stock units, based on the grant date fair market value of the Company’s common stock, was amortized to compensation expense over the Service Year.

In addition, beginning on the date on which deferred stock units were credited to a director for the prior Service Year, the number of deferred stock units credited were increased by additional deferred stock units in an amount equal to the relationship of dividends declared to the value of the common stock of the Company. The deferred stock units credited to a director were  not to be settled until he or she ceased to be on the Board of Directors, at which time an equivalent number of shares of common stock of the Company were to be issued.

Deferred stock units were also credited to directors in lieu of the payment of cash compensation. Under the plan, directors could elect to receive their compensation, which was paid every six months, in the form of cash, shares of common stock or additional deferred stock units. Deferred stock units credited to a director in lieu of cash compensation had the same terms as deferred stock units credited for annual service, except that these expected deferred stock units were credited in January and July of each year.

During the nine-month period ended September 30, 2005, the Company incurred $0.4 million of compensation expense related to director compensation, of which $0.3 million related to deferred stock units credited to directors and $0.1 million related to cash payments to directors for the 2005 Service Year. On January 1, 2006, an aggregate of 6,000 deferred stock units were credited to Outside directors for the 2005 Service Year based on a grant date fair value of $33.40. In addition, three directors elected to receive all or a portion of their cash compensation for the 2005 Service Year in the form of deferred stock units. The Company credited these directors an aggregate of 2,112 deferred stock units on July 1, 2005, and 2,971 additional deferred stock units on January 1, 2006, based on grant date fair values of $35.02 and $33.40, respectively.

During the nine-month period ended September 30, 2006, the Company accrued $0.5 million of compensation expense relating to director compensation, of which $0.2 million related to deferred stock units expected to be credited to directors and $0.3 million related to cash payments expected to be paid out to directors for the 2006 Service Year.

Immediately prior to the effective time of the Merger, and, as provided in the merger agreement, the Company’s Board of Directors caused all of the Company’s outstanding deferred stock units to become fully vested and free of forfeiture restrictions. Each Outside director also received an additional 1,000 deferred stock units for the 2006 Service Year. In connection with the completion of the Merger, each deferred stock unit was considered an outstanding share of common stock entitling the holder to the right to receive the merger consideration, or $36.675 per share.

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

	Nine-months ended September 30, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$21,799	47,426	$0.46
Effect of dilutive securities:
Stock options	—	623	—
Anticipated stock compensation	—	152	—
Diluted earnings per share:
Net income attributable to common shareholders	$21,799	48,201	$0.45

	Nine-months ended September 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$22,975	46,846	$0.49
Effect of dilutive securities:
Stock options	—	508	—
Anticipated stock compensation	—	184	—
Operating partnership units	182	529	0.34
Diluted earnings per share:
Net income attributable to common shareholders	$23,157	48,067	$0.48

	Three-months ended September 30, 2006
	Loss	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net loss attributable to common shareholders	$(794)	47,494	$(0.02)
Effect of dilutive securities:
Operating partnership units	(42)	593	(0.07)
Diluted earnings per share:
Net loss attributable to common shareholders	$(836)	48,087	$(0.02)

	Three-months ended September 30, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic Earnings Per Share:
Net income attributable to common shareholders	$8,448	46,955	$0.18
Effect of dilutive securities:
Stock options	—	643	—
Anticipated stock compensation	—	259	—
Operating partnership units	73	547	0.13
Diluted earnings per share:
Net income attributable to common shareholders	$8,521	48,404	$0.18

Shares of common stock reported as issued and outstanding on the accompanying September 30, 2006 and December 31, 2005 balance sheets include non-vested performance shares of 385,282 and 381,299, respectively. However, these shares are excluded from the denominator used to calculate basic EPS pursuant to SFAS No. 128.

For the nine-month period ended September 30, 2006, 610 operating partnership units exchangeable into shares of the Company’s common stock were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

5.   Supplemental Cash Flow Information

During the nine-month periods ended September 30, 2006 and 2005, interest paid was $67.0 million and $60.2 million, respectively. State income and franchise tax payments, net of refunds, during the nine-month periods ended September 30, 2006 and 2005 were $0.9 million and $1.2 million, respectively.

Included in accrued expenses and other liabilities at September 30, 2006 and December 31, 2005 are accrued expenditures for real estate investments of $5.3 million and $3.0 million, respectively.

Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

6.   Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	September 30, 2006	December 31, 2005
Land	$404,579	$395,270
Land improvements	199,572	209,029
Buildings and improvements	1,899,810	2,001,925
Tenant improvements	94,516	92,569
Improvements and developments in process	22,951	12,295
	2,621,428	2,711,088
Accumulated depreciation and amortization	(448,416)	(405,686)
Net carrying value of real estate investments	$2,173,012	$2,305,402

Dispositions

Alabama Properties

In June 2006, the Company completed the disposition of its three properties located in Alabama, consisting of 0.5 million square feet of GLA owned by the Company, for $39.9 million. The shopping centers were sold as a portfolio to a single buyer and constituted all of the Company’s shopping centers in Alabama. In connection with the sale, the Company recorded a loss of $2.0 million related to the impairment of two of these properties in the first quarter of 2006. During the second quarter of 2006, the Company recorded an additional impairment loss of $1.4 million on all three properties. These impairment losses are included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the nine- and three-month periods ended September 30, 2006.

In addition, during the nine-month period ended September 30, 2006, the Company incurred a loss of approximately $2.2 million from a prepayment penalty related to the early extinguishment of the mortgage loan secured by one of the shopping centers, partially offset by $0.5 million of write-off of premium associated with this debt. The net $1.7 million of prepayment penalty related to this mortgage loan is included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the nine-month period ended September 30, 2006. The results of operations of the Alabama shopping centers have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the nine-month period ended September 30, 2006 and the three- and nine-month periods ended September 30, 2005.

Nebraska & South Dakota Properties

In April 2006, the Company completed the disposition of eight shopping centers, consisting of 0.8 million square feet of GLA owned by the Company, for $69.4 million, resulting in a gain of $17.4 million. The shopping centers were sold as a portfolio to a single buyer and constituted all of the Company’s shopping centers in Nebraska and South Dakota. The results of operations of the Nebraska and South Dakota shopping centers have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the nine-month period ended September 30, 2006 and the three- and nine-month periods ended September 30, 2005.

Salem Consumer Square

In April 2006, the Company completed the disposition of Salem Consumer Square, a shopping center located in Trotwood, Ohio consisting of 0.3 million square feet of GLA owned by the Company, for $23.1 million, resulting in a gain of $1.3 million. In connection with the sale, the Company incurred a loss of approximately $1.3 million from a prepayment penalty related to the early extinguishment of the mortgage loan on the shopping center which was recorded in the nine-month period ended September 30, 2006. This prepayment penalty is included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the nine-month period ended September 30, 2006. The results of operations of the Salem Consumer Square shopping center have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the nine-month period ended September 30, 2006 and the three- and nine-month periods ended September 30, 2005.

Land

During the nine-month period ended September 30, 2006, the Company disposed of two parcels of land in separate transactions for a total of $0.3 million, resulting in a total gain of $0.2 million.

Real Estate Assets Held for Sale

In September 2006, the Company finalized a purchase and sale agreement to sell one of its shopping centers in Madison, Wisconsin, consisting of 0.1 million square feet of GLA owned by the Company. The sale was completed on November 9, 2006 for a purchase price of $2.8 million which approximates the carrying value at September 30, 2006, which had previously been reduced to reflect impairment charges. Prior to June 30, 2006, as a result of negotiations with potential acquirers, the Company recorded a loss of $0.3 million in connection with the impairment of this property. In connection with the finalization of the purchase and sale agreement, the Company recorded an additional loss of $0.4 million related to the impairment of this property. These impairment losses are included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the nine- and three-month periods ended September 30, 2006. The results of operations of this property have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statements of operations for the nine-month period ended September 30, 2006, and the three- and nine-month periods ended September 30, 2005 and the property was classified as held for sale as of September 30, 2006 on the accompanying balance sheet as of September 30, 2006.

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

The recovery effort will include the replacement of roofs at three of the shopping centers and a facade at one of the shopping centers. As of September 30, 2006 and December 31, 2005, the net book value of the damaged property was estimated to be $1.4 million. Changes to this estimate, if any, will be recorded in the periods in which they are determined.

The Company incurred costs of $0.7 million and $0.3 million as of September 30, 2006 and December 31, 2005, respectively, primarily for temporary repairs and clean-up. As of September 30, 2006 and December 31, 2005, the Company has recorded a write-off of real estate investments, net and a corresponding insurance claim recovery receivable for $1.4 million, and has recorded an additional

$0.7 million and $0.3 million, respectively, of insurance claim recovery receivable related to the temporary repairs and clean-up. Insurance recovery receivable is included within Prepaid and Other Assets in the accompanying consolidated balance sheet as of September 30, 2006 and December 31, 2005. The Company has recorded these amounts because it believes that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of the assets and costs incurred to date. The cost recovery is recorded on the expense line item to which it relates and therefore, there is no net impact to any line item on the Company’s statement of operations for the nine-months ended September 30, 2006.

During the nine-month period ended September 30, 2006, the Company received a partial reimbursement of $0.8 million of insurance proceeds. While the Company expects the insurance proceeds will sufficiently cover the replacement cost of the restoration of the property, the receipt of the remainder of the insurance proceeds is subject to certain deductibles and limitations. As a result, the Company is unable to determine the timing of receipt or total amount of the remainder of those insurance proceeds or whether the remainder of those insurance payments will sufficiently cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

The following summarizes hurricane-related activity recorded (in thousands):

Probable recovery of real estate investments, net	$1,420
Probable recovery of other costs incurred	692
Payments received as of September 30, 2006	(750)
Insurance recovery receivable as of September 30, 2006	$1,362

8.   Investments in Unconsolidated Joint Ventures

Lakes Crossing Shopping Center

In May 2004, the Company acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture will own approximately 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Company accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million anticipated contribution in the nine-month period ended September 30, 2005. The Company is not the record-keeper of the joint venture, and otherwise does not have immediate access to such records. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. As a result, the operations for the periods from April 1, 2006 through June 30, 2006 and April 1, 2005 through June 30, 2005 are included in the accompanying consolidated statements of operations for the three-month periods ended September 30, 2006 and 2005, respectively, and the operations for the periods from October 1, 2005 through June 30, 2006 and from October 1, 2004 through June 30, 2005, are included in the accompanying consolidated statements of operations for the nine-month periods ended September 30, 2006 and 2005, respectively, and are classified as Equity in Income from Unconsolidated Joint Ventures.

The Company has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The maturity date of the Key Bank loan, which otherwise matured in November 2006, was extended to December 15, 2006. On December 15, 2006, the Key Bank loan, which had $18.3 million outstanding, was repaid. As of September 30, 2006, $18.3 million was outstanding under the construction loan and recorded on the books and records of the joint venture. Because the estimated fair value of the guarantee as of September 30, 2006 is not material to the

Company’s financial position, no liability or additional investment has been recorded related to the guarantee’s fair value.

Skillman Abrams Shopping Center

In April 2005, the Company, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Company has a 25% interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement. The Company accounts for the joint venture under the equity method of accounting and is the record-keeper of the joint venture. Therefore, there is no lag in reporting the operations of the joint venture, and these operations are classified as Equity in Income from Unconsolidated Joint Ventures in the accompanying consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 and 2005.

9.   Debt

Line of Credit

On March 29, 2005, the Company refinanced its prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. Heritage was the borrower under this line of credit and Heritage’s two operating partnerships, Bradley Operating Limited Partnership (“Bradley OP”) and Heritage Property Investment Limited Partnership (“Heritage OP”), and certain of the Company’s other subsidiaries guaranteed the line of credit. The line of credit was used principally to fund growth opportunities and for working capital purposes.

The Company’s ability to borrow under the line of credit was subject to the Company’s ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limited the Company’s ability to distribute in excess of 95% of the Company’s annual funds from operations. In addition, this line of credit bore interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon the Company’s debt rating. The credit facility also included a competitive bid option program that allowed the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at September 30, 2006 was 6.00%. This line of credit also had a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and requires quarterly payments. As of September 30, 2006 and December 31, 2005, $343 million and $328 million, respectively, was outstanding under the line of credit facility.

Heritage loaned all of the proceeds from the line of credit to Bradley OP, establishing a related party line of credit facility. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit.

On October 5, 2006, simultaneously with the completion of the Merger, the line of credit facility was repaid in full and terminated.  At the same time, the related party line of credit facility between the Company and Bradley OP was also terminated.

Bridge Loan Payable

On November 28, 2005, the Company entered into a $100 million term loan or “bridge loan” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006. The bridge loan was subject to the Company’s ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limited the Company’s ability to distribute in excess of 95% of its annual funds from operations. In addition, amounts borrowed under this bridge loan bore interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon the Company’s debt rating. This bridge loan also had a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon the Company’s debt rating, and required quarterly payments. The Company was the borrower under this bridge loan, and Bradley OP and Heritage OP guaranteed this bridge loan. As of December 31, 2005 $50 million had been drawn under the bridge loan.

On August 1, 2006, the Company repaid the entire $100 million balance of the bridge loan from borrowings under its line of credit.

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

In addition, all notes described above have been guaranteed by Heritage OP and Bradley OP. The indentures contain various covenants, including covenants restricting the amount of indebtedness that may be incurred by the Company and its subsidiaries. The Company was in compliance with all applicable covenants as of September 30, 2006. The Company was no longer in compliance with these indentures as of November 11, 2006 as a result of its failure to timely file this report.

In connection with the Merger, MergerSub assumed all of the obligations of the Company under each of these indentures.

In its acquisition of Bradley OP in September 2000, Heritage assumed unsecured notes payable consisting of a $100 million 7.0% fixed-rate issue maturing on November 15, 2004; $100 million 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other debt. These notes were all held directly by Bradley OP. On November 15, 2004, the Company repaid all of the $100 million 7% fixed-rate issue maturing on that date. On March 15, 2006, the Company repaid the $1.5 million of other debt maturing on that date. The amount of unsecured Bradley OP notes payable outstanding at September 30, 2006 and December 31, 2005 was $100 million and $101.5 million, respectively.

On October 5, 2006, simultaneously with the completion of the Merger, the Company deposited with the trustee sufficient funds to repay the $100 million 7.2% fixed-rate unsecured notes payable issued by Bradley OP as of November 1, 2006. As a result, as of the date of this report, there are no unsecured Bradley OP notes outstanding.

10.   Minority Interest and Consolidated Joint Ventures

Exchangeable Limited Partnership Units

Outstanding exchangeable limited partnership units consisted of 581,657 and 659,051 Bradley OP Units (“OP Units”) at September 30, 2006 and December 31, 2005, respectively, not owned by the Company. The holders of these OP Units may present such OP Units to Bradley OP for redemption at any time. Upon presentation of an OP Unit, Bradley OP must redeem that OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”), except that the Company may, at its election, in lieu of a cash redemption, acquire that OP Unit for one share of Common Stock. One share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. During the nine-month period ended September 30, 2006, 77,394 exchangeable limited partnership units were redeemed for $2.9 million of cash. During the nine-month period ended September 30, 2005, 25,283 exchangeable limited partnership units were redeemed for $0.9 million of cash.

In connection with the Merger, holders of OP Units who elected to do so received cash in an amount equal to $36.675 per OP unit and ceased to be limited partners of Bradley OP. In lieu of such cash consideration, those holders of OP Units who elected to do so, continue to hold their OP units in Bradley OP following the Merger. In connection with the Merger, holders of 136,455 OP Units received the cash consideration set forth above. As a result, following the Merger, there were 445,202 OP Units outstanding and not owned by the Company. Subsequently, the holders of all 445,202 OP Units elected to cause the Company to redeem the OP Units held by such holders. The Company did redeem these OP Units at a per unit redemption price of $36.15 (the Merger Consideration less the amount of the third quarter 2006 distribution), and, in the case of certain OP Units, certain other consideration. As of the date of this report, there are no OP Units outstanding and not owned by the Company.

Consolidated Joint Ventures

In May 2006, the Company formed a joint venture (“Riverhead Joint Venture”) with Riverhead Retail Developers LLC (“Developers”) and contributed $31.5 million to the joint venture for a 50% interest. The joint venture then acquired a 42 acre parcel of land in Riverhead, New York, which is to be developed into a 485,000 square foot shopping center. The Riverhead Joint Venture is deemed to be a variable interest entity and the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, the financial position of the Riverhead Joint Venture is consolidated in the accompanying consolidated financial statements of the Company as of September 30, 2006. The remaining 50% interest owned by Developers was issued in consideration for a contribution of $0.5 million cash, and for locating the site and other development work. The remaining 50% interest has a carrying value of $0.5 million at September 30, 2006, and is classified as Other Minority Interest at September 30, 2006 in the accompanying consolidated balance sheet.

In July 2005, the Company formed a joint venture (“La Vista Joint Venture”) with WDG La Vista LLC (“Westwood”), and contributed $1.1 million to the joint venture for a 50% interest. In November 2005, the Company contributed an additional $15.4 million to the joint venture to enable the joint venture to acquire a 50 acre parcel of land in La Vista, Nebraska, which is to be developed into a 550,000 square foot lifestyle shopping center. The La Vista Joint Venture is deemed to be a variable interest entity and the Company is deemed to be the primary beneficiary, in accordance with FASB

Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, the financial position of the La Vista Joint Venture is consolidated in the accompanying consolidated financial statements of the Company as of September 30, 2006. The 50% interest owned by Westwood was issued in consideration for locating the site and other development work, and has a carrying value of $0 at September 30, 2006, as Westwood made no equity investment in the La Vista Joint Venture. Therefore, the balance in Other Minority Interest at September 30, 2006 in the accompanying consolidated balance sheet relates only to the Riverhead Joint Venture.

The La Vista Joint Venture has also committed to purchase two additional parcels of land in La Vista, Nebraska. The purchase of the remaining two parcels may occur any time through November 30, 2007 for a purchase price of $11 million, resulting in a total purchase price for all three parcels of $26 million.

In May 2006, as part of the development of the shopping center, the La Vista Joint Venture sold two parcels of land comprised of 21.9 acres for total net proceeds of $2.3 million, which were used to reduce the original $15.4 million carrying value. In addition, the estimated development costs capitalized, including capitalized interest, through September 30, 2006 were $1.6 million, resulting in a total carrying value of $14.7 million at September 30, 2006.

11.   Related Party Transactions

Transactions with NETT

In connection with the formation of the Company, in July 1999, environmental studies were not completed for all of the properties contributed by the Company’s largest stockholder, Net Realty Holding Trust (“NETT”). NETT agreed to indemnify the Company for environmental costs of up to $50 million with respect to those contributed properties. The environmental costs included completing environmental studies and any required remediation. Since its formation, the Company was reimbursed by NETT for approximately $2.4 million of environmental costs pursuant to this indemnity. As of September 30, 2006 and December 31, 2005, the Company was due $0.4 million and $0.6 million, respectively, under this indemnity.

In November 1999, the Company entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture was owned 94% by the affiliate of NETT and 6% by the Company. The Company was issued this interest as part of a management arrangement with the joint venture pursuant to which the Company managed the building. The Company has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. The Company accounts for its interest in this joint venture using the cost method and has not expended any amounts on the office building through September 30, 2006.

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

As more fully described in Note 15, “Subsequent Events,” concurrently with the Company’s entry into the merger agreement, the Company entered into a Membership Interest Transfer and Environmental Indemnity Release by and among the Company, NETT and certain of their respective affiliates, pursuant to which, simultaneously with the closing of the Merger, (i) the Company transferred to an affiliate of NETT its membership interest in the joint venture described above, (ii) the environmental indemnification obligations owed by NETT to the Company described above were released, (iii) NETT paid to the

Company $7.0 million in cash, and (iv) the office lease described above was amended to provide that the lease may be terminated by the Company under certain circumstances after the Merger.

The TJX Companies

In July 1999, Bernard Cammarata became a member of the Company’s board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. (“TJX”), the Company’s largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $14.2 million for the nine-month period ended September 30, 2006, representing approximately 5.6% of the Company’s total annualized base rent for all leases in which tenants were in occupancy at September 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $1.7 million and $2.0 million were outstanding as of September 30, 2006 and December 31, 2005, respectively. TJX pays the Company rent in accordance with 50 leases at the Company’s properties.

Effective upon completion of the Merger, Mr. Cammarata ceased to be a member of the Board of Directors of the Company.

Ahold USA

In July 1999, William M. Vaughn, III became a member of the Company’s board of directors. Since January 1, 2006, Mr. Vaughn has been a consultant to Ahold USA, Inc. (“Ahold”), the parent company of The Stop & Shop Supermarket Company (“Stop & Shop”), a grocery chain headquartered in Massachusetts. From January 2003 to December 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold. Prior to that time, Mr. Vaughn was Executive Vice President, Human Resources of Stop & Shop, with whom he had been employed since 1974. Mr. Vaughn is a co-trustee of NETT and Net Realty Holding Trust, the Company’s largest stockholder. Annualized base rent from Ahold and its subsidiaries was $1.5 million for the nine-month period ended September 30, 2006, representing approximately 0.6% of the Company’s total annualized base rent for all leases in which tenants were in occupancy at September 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.4 million were outstanding as of both September 30, 2006 and December 31, 2005. Ahold and its subsidiaries pay the Company rent in accordance with 3 leases at the Company’s properties.

Effective upon completion of the Merger, Mr. Vaughn ceased to be a member of the Board of Directors of the Company.

A.C. Moore

In September 2004, Michael J. Joyce became a member of the Company’s board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts, Inc. (“A.C. Moore”). Annualized base rent from A.C. Moore and its subsidiaries was $0.5 million for the nine-month period ended September 30, 2006, representing approximately 0.2% of the Company’s total annualized base rent for all leases in which tenants were in occupancy at September 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.1 million were outstanding as of both September 30, 2006 and December 31, 2005. A.C. Moore pays the Company rent in accordance with 3 leases at the Company’s properties.

Effective upon completion of the Merger, Mr. Joyce ceased to be a member of the Board of Directors of the Company.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in Other Comprehensive Income and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. As of September 30, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

During 2004, the Company terminated the then existing forward-starting swaps at their fair value of ($0.5) million upon issuance of the relevant hedged debt. This amount was deferred in Other Comprehensive Income and is being reclassified to interest expense as scheduled interest payments are made on the hedged debt. For the three-month period ended September 30, 2006, the net change in other comprehensive income comprised of net reclassification adjustments of $0.05 million as an increase in interest expense pertaining to terminated swaps. The hedged forecasted interest payments continue to be probable of occurring. As of September 30, 2006, the Company estimates that $0.2 million will be reclassified from Other Comprehensive Income as an increase in interest expense during the next 12 months.

As of September 30, 2006, the Company had outstanding forward-starting interest rate swaps of $150 million. On July 9, 2006, the Company determined that due to the Merger, the hedged forecasted transactions were probable of not occurring. Accordingly, the Company discontinued hedge accounting for the swaps prospectively and the balance of $7.8 million in accumulated other comprehensive income was reclassified to earnings immediately as a gain. This gain is included in Net Derivative Gain in the accompanying consolidated statements of operations for the three- and nine—month periods ended September 30, 2006. The fair value of the swaps at September 30, 2006, was $1.6 million and is included as Prepaids and Other Assets in the accompanying consolidated balance sheet as of September 30, 2006. The change in value of the swap from July 9, 2006 to September 30, 2006 was $6.2 million and was taken to earnings as a loss and is included in Net Derivative Gain of $1.6 million in the accompanying consolidated statements of operations for the three- and nine—month periods ended September 30, 2006. The swaps were terminated in October 2006 at their fair value of $0.9 million. The change in value of the swaps from September 30, 2006 to their termination date was $0.7 million and will be recorded as a decrease to net income during the three-month period ended December 31, 2006.

13.   Segment Reporting

The Company predominantly operates in one industry segment—real estate ownership and management of retail properties. As of September 30, 2006 and December 31, 2005, the Company owned 159 and 171, respectively, community and neighborhood shopping centers. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Company defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

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

As a result of the foregoing, this footnote is being provided pursuant to Rule 3-10(f) of Regulation S-X in lieu of providing separate annual financial statements with respect to the Guarantors.

The following represents summarized condensed consolidating financial information as of September 30, 2006 and December 31, 2005, with respect to the financial position of the Company and for the nine-month periods ended September 30, 2006 and 2005, with respect to the results of operations and cash flows of the Company and its subsidiaries. The “Parent Company” column presents the financial information of the Company, the primary obligor of the Registered Notes, under the equity method of accounting. The Guarantors’ columns are segregated between Bradley OP, which, as of September 30, 2006, was 98% owned by the Company, and Heritage OP, a wholly-owned subsidiary of the Company. The “Non-Guarantor Subsidiaries” column presents the financial information of all non-guarantor subsidiaries, which consist primarily of subsidiaries of the Guarantors.

Condensed Consolidating Balance Sheets (in thousands):

		Guarantors
September 30, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$981,916	$202,579	$991,097	$—	$2,175,592
Other assets	731,714	86,472	26,922	93,661	(777,878)	160,891
Investment in subsidiaries	828,793	306,227	312,421	—	(1,447,441)	—
Total assets	$1,560,507	$1,374,615	$541,922	$1,084,758	$(2,225,319)	$2,336,483
Liabilities and Shareholders’ Equity/Partners’ Capital
Liabilities:
Indebtedness	$691,624	$814,389	$163,245	$440,741	$(742,637)	$1,367,362
Other liabilities	35,241	63,427	31,657	25,369	(35,241)	120,453
Total liabilities	726,865	877,816	194,902	466,110	(777,878)	1,487,815
Minority interests	—	21,732	—	—	(6,706)	15,026
Shareholders’ equity/partners’ capital	833,642	475,067	347,020	618,648	(1,440,735)	833,642
Total liabilities and shareholders’ equity/partners’ capital	$1,560,507	$1,374,615	$541,922	$1,084,758	$(2,225,319)	$2,336,483

		Guarantors
December 31, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Real estate investments, net	$—	$1,040,373	$239,337	$1,025,692	$—	$2,305,402
Other assets	762,371	117,677	13,544	96,766	(837,531)	152,827
Investment in subsidiaries	854,923	309,762	322,661	—	(1,487,346)	—
Total assets	$1,617,294	$1,467,812	$575,542	$1,122,458	$(2,324,877)	$2,458,229
Liabilities and Shareholders’ Equity/Partners’ Capital
Liabilities:
Indebtedness	$726,474	$869,434	$205,512	$463,665	$(806,302)	$1,458,783
Other liabilities	30,009	58,863	37,497	26,370	(31,229)	121,510
Total liabilities	756,483	928,297	243,009	490,035	(837,531)	1,580,293
Minority interests	—	22,012	—	—	(4,887)	17,125
Shareholders’ equity/partners’ capital	860,811	517,503	332,533	632,423	(1,482,459)	860,811
Total liabilities and shareholders’ equity/partners’ capital	$1,617,294	$1,467,812	$575,542	$1,122,458	$(2,324,877)	$2,458,229

Condensed Consolidating Income Statements (in thousands):

		Guarantors
Nine months ended September 30, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$113,135	$24,740	$115,690	$—	$253,565
Interest, other, and joint venture fee income	29,169	870	511	348	(29,169)	1,729
Total revenue	29,169	114,005	25,251	116,038	(29,169)	255,294
Expenses:
Property operating expenses	—	15,970	3,447	15,506	—	34,923
Real estate taxes	—	19,973	3,012	16,841	—	39,826
Depreciation and amortization	—	33,100	7,687	37,388	—	78,175
Interest	30,423	35,758	5,765	24,328	(29,169)	67,105
General and administrative	—	13,251	4,864	3,682	—	21,797
Provision for merger-related expenses	—	4,482	1,237	1,186	—	6,905
Losses from early extinguishment of debt	—	8	—	290	—	298
Total expenses	30,423	122,542	26,012	99,221	(29,169)	249,029
(Loss) income before gain on sale of marketable securities,land sales and derivative	(1,254)	(8,537)	(761)	16,817	—	6,265
Gain on sale of marketable securities	—	23	—	21	—	44
Net derivative gain	—	—	1,553	—	—	1,553
Gain on land sales	—	171	—	—	—	171
(Loss) income before minority interests	(1,254)	(8,343)	792	16,838	—	8,033
Equity in income from unconsolidated joint ventures	—	283	—	—	—	283
Income allocated to exchangeable partnership units	(305)	—	—	—	—	(305)
Subsidiary earnings	23,358	5,703	9,101	—	(38,162)	—
Income (loss) before discontinued operations	21,799	(2,357)	9,893	16,838	(38,162)	8,011
Discontinued operations:
Loss from discontinued operations	—	(441)	(2,396)	(2,034)	—	(4,871)
Gains on sales of discontinued operations	—	18,659	—	—	—	18,659
Income (loss) from discontinued operations	—	18,218	(2,396)	(2,034)	—	13,788
Net income	$21,799	$15,861	$7,497	$14,804	$(38,162)	$21,799

		Guarantors
Nine months ended September 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$106,625	$30,179	$108,762	$—	$245,566
Interest, other, and joint venture fee income	18,691	1,542	590	150	(18,691)	2,282
Total revenue	18,691	108,167	30,769	108,912	(18,691)	247,848
Expenses:
Property operating expenses	—	15,214	4,069	15,376	—	34,659
Real estate taxes	—	18,328	3,372	14,883	—	36,583
Depreciation and amortization	—	30,426	8,544	31,425	—	70,395
Interest	19,754	28,315	7,696	24,208	(18,691)	61,282
General and administrative	—	15,122	6,134	4,042	—	25,298
Total expenses	19,754	107,405	29,815	89,934	(18,691)	228,217
(Loss) income before gain on sale of marketable securities	(1,063)	762	954	18,978	—	19,631
Gain on sale of marketable securities	—	—	3	5	—	8
(Loss) income before minority interests	(1,063)	762	957	18,983	—	19,639
Equity in income from unconsolidated joint ventures	—	219	—	—	—	219
Income allocated to exchangeable partnership units	(182)	—	—	—	—	(182)
Subsidiary earnings	24,220	8,852	10,127	—	(43,199)	—
Income before discontinued operations	22,975	9,833	11,084	18,983	(43,199)	19,676
Discontinued operations:
Income (loss) from discontinued operations	—	2,953	349	(3)	—	3,299
Income (loss) from discontinued operations	—	2,953	349	(3)	—	3,299
Net income	$22,975	$12,786	$11,433	$18,980	$(43,199)	$22,975

		Guarantors
Three months ended September 30, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$37,676	$8,210	$37,319	$—	$83,205
Interest, other, and joint venture fee income	9,831	158	151	101	(9,831)	410
Total revenue	9,831	37,834	8,361	37,420	(9,831)	83,615
Expenses:
Property operating expenses	—	5,639	1,132	5,146	—	11,917
Real estate taxes	—	6,311	1,022	5,279	—	12,612
Depreciation and amortization	—	10,934	2,546	11,865	—	25,345
Interest	10,244	11,997	1,558	8,123	(9,831)	22,091
General and administrative	—	4,693	1,826	1,366	—	7,885
Provision for merger-related expenses	—	3,546	965	944	—	5,455
Losses from early extinguishment of debt	—	8	—	290	—	298
Total expenses	10,244	43,128	9,049	33,013	(9,831)	85,603
(Loss) income before gain on sale of marketable securities and derivative	(413)	(5,294)	(688)	4,407	—	(1,988)
Gain on sale of marketable securities	—	2	—	—	—	2
Net derivative gain	—	—	1,553	—	—	1,553
(Loss) income before minority interests	(413)	(5,292)	865	4,407	—	(433)
Equity in income from unconsolidated joint ventures	—	41	—	—	—	41
Income allocated to exchangeable partnership units	42	—	—	—	—	42
Subsidiary earnings	(423)	2,963	1,443	—	(3,983)	—
(Loss) income before discontinued operations	(794)	(2,288)	2,308	4,407	(3,983)	(350)
Discontinued operations:
Loss from discontinued operations	—	(437)	(6)	(1)	—	(444)
Loss from discontinued operations	—	(437)	(6)	(1)	—	(444)
Net (loss) income	$(794)	$(2,725)	$2,302	$4,406	$(3,983)	$(794)

		Guarantors
Three months ended September 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rentals and recoveries	$—	$35,529	$9,741	$36,691	$—	$81,961
Interest, other, and joint venture fee income	7,779	159	199	69	(7,779)	427
Total revenue	7,779	35,688	9,940	36,760	(7,779)	82,388
Expenses:
Property operating expenses	—	4,650	1,230	4,480	—	10,360
Real estate taxes	—	6,131	1,133	5,369	—	12,633
Depreciation and amortization	—	10,374	2,946	10,784	—	24,104
Interest	8,208	10,204	2,365	8,003	(7,779)	21,001
General and administrative	—	4,196	1,758	1,118	—	7,072
Total expenses	8,208	35,555	9,432	29,754	(7,779)	75,170
(Loss) income before minority interests	(429)	133	508	7,006	—	7,218
Equity in income from unconsolidated joint ventures	—	60	—	—	—	60
Income allocated to exchangeable partnership units	(73)	—	—	—	—	(73)
Subsidiary earnings	8,950	3,334	3,667	—	(15,951)	—
Income before discontinued operations	8,448	3,527	4,175	7,006	(15,951)	7,205
Discontinued operations:
Income (loss) from discontinued operations	—	1,077	171	(5)	—	1,243
Income (loss) from discontinued operations	—	1,077	171	(5)	—	1,243
Net income	$8,448	$4,604	$4,346	$7,001	$(15,951)	$8,448

Condensed Statements of Cash Flows (in thousands):

		Guarantors
Nine months ended September 30, 2006	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$56,287	$40,422	$35,369	$73,936	$(127,275)	$78,739
Cash flows from investing activities	—	43,935	29,929	2,049	(2,814)	73,099
Cash flows from financing activities	(56,287)	(86,094)	(62,977)	(73,758)	130,089	(149,027)
Change in cash and cash equivalents	—	(1,737)	2,321	2,227	—	2,811
Beginning of period	—	—	—	—	—	—
End of period	$—	$(1,737)	$2,321	$2,227	$—	$2,811

		Guarantors
Nine months ended September 30, 2005	Parent Company	Bradley Operating LP	Heritage Property Investment LP	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$72,446	$25,990	$43,763	$77,200	$(124,922)	$94,477
Cash flows from investing activities	—	(130,294)	(4,513)	(118,846)	109,201	(144,452)
Cash flows from financing activities	(72,446)	101,990	(38,486)	40,632	15,721	47,411
Change in cash and cash equivalents	—	(2,314)	764	(1,014)	—	(2,564)
Beginning of period	—	3,725	959	2,036	—	6,720
End of period	$—	$1,411	$1,723	$1,022	$—	$4,156

15. Subsequent Events

General

On July 9, 2006, the Company entered into an Agreement and Plan of Merger with Centro Saturn LLC and Centro Saturn MergerSub LLC (“MergerSub”). On October 5, 2006, the Company, Centro Saturn LLC and MergerSub completed the transactions contemplated by the merger agreement, pursuant to which the Company merged with and into MergerSub, with MergerSub as the surviving entity of this merger (the “Merger”). Under the terms of the merger agreement, holders of the Company’s common stock received cash in an amount equal to $36.675 per share (the “Merger Consideration”). As a result of the Merger, the Company ceased to exist as a separate legal entity. Following the Merger, the Company’s registration with the SEC under the Securities Exchange Act of 1934, as amended (the “1934 Act”), was terminated.

Share-Based Compensation

Immediately prior to the effective time of the Merger, and, as provided in the merger agreement, the Company’s Board of Directors caused all of the Company’s outstanding stock options, non-vested performance shares, special stock grants and deferred stock units under the Plan to become fully vested and exercisable or payable, as the case may be, and, in the case of the non-vested performance shares and special stock grants, free of forfeiture restrictions. In addition, immediately prior to the effective time of the Merger, all outstanding non-vested performance shares, special stock grants and deferred stock units were considered outstanding shares of common stock for the purposes of the merger agreement, including the right to receive the Merger Consideration. Upon completion of the Merger, the Plan was terminated.

In connection with the Merger:

•       each stock option that remained unexercised was cancelled and converted into the right to receive a single lump sum cash payment, less applicable withholding taxes, equal to the product of the number of shares of common stock underlying that stock option immediately prior to the effective time of the Merger, and the excess, if any, of the Merger Consideration over the exercise price per share of that stock option;

•       each share of non-vested performance shares that remained outstanding was considered an outstanding share of common stock entitling the holder to the right to receive the Merger Consideration;

•       each share consisting of a special stock grant was considered an outstanding share of common stock entitling the holder to the right to receive the Merger Consideration and

•       each deferred stock unit was considered an outstanding share of common stock entitling the holder to the right to receive the Merger Consideration.

Real Estate Investments/Dispositions

Portfolio Disposition

On February 23, 2007, the Company completed the disposition of thirty-five properties, consisting of approximately 6.0 million square feet of GLA owned by the Company for $423.5 million. These properties, most of which were located in the Midwest, were sold to Emmes Asset Management, a privately-held New York based investment management and pension fund advisory firm.

The following properties were included in the sale—

Barton Commons, Rockledge, FL
Bedford Mall, Bedford, NH
Buckingham Place, Richardson, TX
Burlington Plaza West, Burlington, IA
Cherry Hill Marketplace, Westland, MI
Clocktower Plaza, Lima, OH
County Line Mall I & II, Indianapolis, IN
Crown Point Shopping Center, Charlotte, NC
Division Place I & II, St. Cloud, MN
Double Tree Plaza, Crown Point, IN
Germantown Shopping Center, Jasper, IN
Grandview Plaza, Florissant, MO
Har Mar Mall, Roseville, MN
Kings Plaza, Richmond, IN
Mid State Plaza, Salina, KS
Midtown Mall, Ashland, KY
Oak Creek Centre, Oak Creek WI
Park Plaza, Manitowac, WI
Parkwood Plaza, Urbandale, IA
Randalls Bay, Webster, TX
Randalls Fairmont, Pasadena, TX
Rivergate Shopping Center, Shelbyville, IN
Santa Fe Square, Olatha, KS
Shawnee Parkway Plaza, Shawnee, KS
Sheridan Village Shopping Center, Peoria, IL
Southgate Shopping Center, Des Moines, IA
Spring Village, Davenport, IA
Tarrymore Square, Raleigh, NC
Taylor Heights Shopping Center, Sheboygan, WI
The Courtyard, Burton, MI
The Crossing Shopping Center, North Richland Hills, TX
The Village Shopping Center, Gary, IN
Village Plaza Shopping Center, Manhattan, KS
Wardcliffe Center, Peoria, IL
Washington Lawndale Commons, Evansville, IN

Dixie Plaza

On December 15, 2006, the Company completed the disposition of Dixie Plaza, a shopping center located in Louisville, Kentucky consisting of approximately 50,000 square feet of GLA owned by the Company, for $3.2 million.

Sale of Boston Office Buildings

On March 5, 2007, the Company entered into an agreement to sell its two office buildings located in Boston, Massachusetts. The purchase price was not disclosed pending closing, which is anticipated to occur in the first quarter of 2007.

Investments in Unconsolidated Joint Ventures

Lakes Crossing Shopping Center

On December 13, 2006, MergerSub entered into an agreement to sell to its joint venture partner its interest in its joint venture for the development and construction of Lakes Crossing Shopping Center, located in a suburb of Grand Rapids, Michigan. This transaction is anticipated to be completed during the first quarter of 2007.

On December 15, 2006, MergerSub caused the construction loan obtained by the joint venture from Key Bank, National Association to be repaid in full. As of December 15, 2006, $18.8 million was outstanding under this loan.

Debt

Line of Credit

On October 5, 2006, simultaneously with the completion of the Merger, MergerSub caused the Company’s $400 million unsecured line of credit to be repaid in full and terminated. At the same time, the related party line of credit facility between the Company and Bradley OP was also terminated.

Unsecured Notes Payable/Heritage Notes

In connection with the Merger, the Company, MergerSub and LaSalle Bank National Association, as trustee (the “Trustee”), entered into supplemental indentures, each dated as of October 5, 2006, to (i) the Indenture, dated as of April 1, 2004 (the “2014 Notes Indenture”), governing Heritage’s 5.125% Notes due 2014, among Heritage, the Trustee, Heritage Property Investment Limited Partnership and Bradley OP, as guarantors (the “Guarantors”), and (ii) the Indenture, dated as of October 15, 2004 (the “2009 Notes Indenture”), governing Heritage’s 4.50% Notes due 2009 among Heritage, the Trustee and the Guarantors. The Supplemental Indentures each provide for the assumption by MergerSub of all of the obligations of Heritage under each of the 2014 Notes Indenture and the 2009 Notes Indenture, effective upon consummation of the Merger.

MergerSub was in compliance with all of the covenants contained in the 2009 Notes Indenture and the 2014 Notes Indenture upon completion of the Merger. MergerSub was no longer in compliance with these indentures as of November 11, 2006 as a result of its failure to timely file this report.

In connection with the consummation of the secured debt transactions described below and the disposition of the thirty-five properties to Emmes Asset Management, described above, MergerSub and its affiliates entered into the following intercompany transactions, which were documented on March 19, 2007.

On October 16, 2006, MergerSub utilized $42 million of the proceeds received by MergerSub in the secured loan transaction described below to provide its affiliate, Centro Property Trust, with a loan in the corresponding amount. This intercompany loan bears interest at a rate of 7.16% and matures on April 14, 2007.

On November 3, 2006, MergerSub utilized $18 million of the proceeds received by MergerSub in the secured loan transaction described below to provide its affiliate, Centro Property Trust, with a loan in the corresponding amount. This intercompany loan bears interest at a rate of 7.11% and matures on May 2, 2007.

On December 4, 2006, MergerSub utilized $41 million of the proceeds received by MergerSub in the secured loan transaction described below to provide its affiliate, Centro Property Trust, with a loan in the corresponding amount. This intercompany loan bears interest at a rate of 7.04% and matures on June 2, 2007.

Effective February 15, 2007, Centro Property Trust entered into a capital subscription agreement with MergerSub under the terms of which, Centro Property Trust provided $120 million to MergerSub.

On February 26, 2007, upon receipt of the net proceeds of the disposition of thirty-five properties to Emmes Asset Management, MergerSub lent those proceeds to Centro Property Trust and two other affiliates of Centro Property Trust in three separate intercompany loans in the aggregate amount of approximately $407 million. These intercompany loans bear interest at a rate of 7.13% per annum and mature on September 25, 2007.

Unsecured Notes Payable/Bradley Notes

On October 5, 2006, simultaneously with the completion of the Merger, MergerSub caused the Company to deposit with the Trustee sufficient funds necessary to cause the $100 million 7.2% fixed-rate unsecured notes payable issued by Bradley OP to be redeemed effective November 1, 2006. As a result, as of the date of this report, there are no unsecured Bradley OP notes outstanding.

Secured Debt

On October 5, 2006, simultaneously with the completion of the Merger, MergerSub and certain other subsidiaries of the Company entered into three separate loan agreements with JPMorgan Chase Bank, N.A., in the aggregate amount of approximately $493 million. The proceeds of these loans were used by MergerSub to finance the transactions contemplated by the merger agreement. These loans are secured by forty-one properties of the Company not previously subject to indebtedness. These loans mature on November 1, 2013 and bear interest at the rate of 5.387% per annum.

On November 1, 2006, MergerSub and certain other subsidiaries of the Company entered into three separate loan agreements with JPMorgan Chase Bank, N.A. and Wachovia Bank, in the aggregate amount of approximately $315 million. The proceeds of these loans were used by MergerSub to finance the repayment or defeasance of certain existing mortgage indebtedness of the Company and its subsidiaries. These loans are secured by fifty properties of the Company. These loans mature on November 1, 2016 and bear interest at the rate of 5.42% per annum.

On November 1, 2006, MergerSub caused approximately $278 million of existing mortgage indebtedness of the Company and its subsidiaries to either be repaid or defeased.

On November 30, 2006, MergerSub caused approximately $10 million of existing mortgage indebtedness of the Company and its subsidiaries to be defeased.

On December 1, 2006, MergerSub caused approximately $244 million of existing mortgage indebtedness of the Company and its subsidiaries to be defeased.

Minority Interest and Consolidated Joint Ventures

Minority Interest

In connection with the Merger, holders of OP Units who elected to do so received cash in an amount equal to $36.675 per OP unit and ceased to be limited partners of Bradley OP. In lieu of that cash consideration, those holders of OP Units who elected to do so, continued to hold their OP units in Bradley OP following the Merger. In connection with the Merger, holders of 136,455 OP Units received the cash consideration set forth above. As a result, following the Merger, there were 445,202 OP Units outstanding and not owned by the Company.

Since the Merger, the holders of all 445,202 OP Units not held by the Company elected to cause the Company to redeem the OP Units held by such holders. The Company did redeem these OP Units at a per unit redemption price of $36.15 (the Merger Consideration less the amount of the third quarter 2006 distribution) and, in the case of certain OP Units, certain other considerations. As of the date of this report, there are no OP Units outstanding and not owned by the Company.

Consolidated Joint Ventures

On December 13, 2006, MergerSub entered into an agreement to sell its interest in its La Vista Joint Venture to its joint venture partner. This transaction is anticipated to be completed during the first quarter of 2007.

Related Party Transactions

Transactions with NETT

On July 9, 2006, the Company entered into a Membership Interest Transfer and Environmental Indemnity Release (the “NETT Agreement”) with NETT. Pursuant to the NETT Agreement, simultaneously with the closing of the Merger, the Company transferred to NETT its interest in the joint venture formed by the Company and NETT to construct, own and manage the office building at 131 Dartmouth Street, Boston, Massachussetts. As a result, as of October 5, 2006, the Company no longer owned any interest in the joint venture. In addition, effective as of November 1, 2006, the Company ceased to be the manager of the joint venture and the office building.

Under the NETT Agreement, the Company and NETT also agreed to an amendment of the Company’s eleven-year lease for its principal headquarters at 131 Darmouth Street, Boston, Massachusetts. Pursuant to this amendment, the Company may terminate the lease under certain circumstances not previously permitted under that lease.

As provided in the NETT Agreement, effective upon completion of the Merger, the Company released NETT from certain environmental indemnification obligations owed by NETT to the Company in connection with the Company’s original formation in 1999.

In consideration for the above transactions, on October 5, 2006, NETT paid the Company $7 million.

Miscellaneous

In connection with the completion of the Merger, MergerSub assumed the obligations of the Company pursuant to the employment and change in control/severance agreement previously entered into by the Company with its executive officers. Pursuant to these agreements, MergerSub is required to pay severance to each of these officers in the event their employment is terminated by the Company other than for “cause” or by these individuals for “good reason”, including following a change in control (which included the consummation of the Merger). Simultaneously with, or shortly after, the completion of the meger, the employment of certain of these officers was terminated under circumstances in which severance would be payable. The aggregate total of severance payments required to be paid by MergerSub pursuant to these agreements is approximately $28 million. In order to ensure compliance with all applicable tax regulations, these officers have agreed to defer the receipt of these severance payments for six months folliwng the date of employment termination.

Immediately prior to the completion of the Merger, the Board of Directors of the Company terminated the supplemental executive retirement plan maintained by the Company, of which, Mr. Thomas Prendergast, who served as Chairman, President and Chief Executive Officer of the Company until the Merger, was the only participant. As a result, upon completion of the merger, the Company made a cash payment to Mr. Prendergast of approximately $8.5 million, representing the present value of the benefit to which Mr. Prendergast was previously entitled to under the supplemental executive retirement plan. As a result of this payment, the Company has no further obligation to Mr. Prendergast under the supplemental executive retirement plan.

Derivatives and Hedging Instruments

As of September 30, 2006, the Company had outstanding forward-starting interest rate swaps hedging interest rate swaps of $150 million. In connection with the Merger, these swaps were terminated in October 2006 at their fair value of $0.9 million.

16. Newly Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which we refer to as SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, which we refer to as SAB 108. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. We will adopt SAB 108 in the first quarter of 2007, and we do not anticipate that it will have a material impact on our results of operations and financial condition.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements herein reflect the Company’s current views about future events and are, therefore, subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company’s actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect actual results.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements made herein include those risks detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to unduly rely on such statements.

On July 9, 2006, the Company entered into an Agreement and Plan of Merger with Centro Saturn LLC and Centro Saturn MergerSub LLC (“MergerSub”). On October 5, 2006, the Company and MergerSub completed the transactions contemplated by the merger agreement, pursuant to which the Company merged with and into MergerSub, with MergerSub as the surviving entity of this merger (the “Merger”). Under the terms of the merger agreement, holders of the Company’s common stock received cash in an amount equal to $36.675 per share (the “Merger Consideration”). As a result of the Merger, the Company ceased to exist as a separate legal entity. Following the Merger, the Company’s registration with the SEC under the Securities Exchange Act of 1934, as amended (the “1934 Act”), was terminated.

In connection with the Merger, Heritage, MergerSub and LaSalle Bank National Association, as trustee (the “Trustee”), entered into supplemental indentures, each dated as of October 5, 2006, to (i) the Indenture, dated as of April 1, 2004 (the “2014 Notes Indenture”), governing Heritage’s 5.125% Notes due 2014, among Heritage, the Trustee, Heritage Property Investment Limited Partnership and Bradley OP, as guarantors (the “Guarantors”), and (ii) the Indenture, dated as of October 15, 2004 (the “2009 Notes Indenture”), governing Heritage’s 4.50% Notes due 2009 among Heritage, the Trustee and the Guarantors. The Supplemental Indentures each provide for the assumption by MergerSub of all of the obligations of Heritage under each of the 2014 Notes Indenture and the 2009 Notes Indenture, effective upon consummation of the Merger.

Under the terms of the 2014 Notes Indenture and the 2009 Notes Indenture, notwithstanding the fact that the Company is no longer subject to the 1934 Act, MergerSub is required to continue to file with the SEC the annual reports, quarterly reports and other document s required to be filed with the SEC pursuant to Section 13 or 15(d) of the Exchange Act as if MergerSub were so subject. As a result, MergerSub is filing this Quarterly Report on Form 10-Q for the sole purpose of complying with the terms of the 2014 Notes Indenture and the 2009 Notes Indenture.

All references to “we,” “us,” “our,” “ours,” or the “Company” in this report refer to the operations and properties formerly of Heritage Property Investment Trust, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Overview

Prior to the Merger, we were a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.” We were one of the nation’s largest owners of neighborhood and community shopping centers. As of September 30, 2006, we had a shopping center portfolio consisting of 159 shopping centers, located in 27 states and totaling approximately 32.8 million square feet of GLA, of which approximately 27.4 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 91.7% leased as of September 30, 2006.

As a result of the Merger, our operations and properties are now combined with the other operations and properties of Centro Properties Group in the United States. These operations are conducted through Centro Watt, Centro’s joint venture responsible for managing all of Centro’s operations within the United States. As of the date of this report, Centro Watt owns and operates over 220 shopping centers, located in 31 states and totaling approximately 43 million square feet of GLA.

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

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Unless the Company has specific information available related to the recoverability of a real estate investment, the review of recoverability is generally based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. During the nine-month period ended September 30, 2006, we recorded an impairment loss of $4.0 million related to three shopping centers located in Alabama and one shopping center located in Wisconsin. The Alabama properties were sold in the nine-month period ended September 30, 2006 and $3.4 million of impairment loss related to those properties was reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three- and nine-month periods ended September 30, 2006. In September 2006, the Company finalized a purchase and sale agreement to sell the Wisconsin property and $0.4 million and $0.7 million of impairment loss was reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three- and nine-month periods ended September 30, 2006, respectively.

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

Investments in Joint Ventures

Upon entering into a joint venture agreement, the Company assesses whether the joint venture is a variable interest entity and, if so, whether the Company is the primary beneficiary of that entity, all as in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”). As of September 30, 2006, the Company had two investments in joint ventures that were variable interest entities of which the Company is the primary beneficiary. These investments are therefore consolidated in the accompanying consolidated financial statements of the Company included in Item 1 of this Part of this Quarterly Report.

The Company accounts for its investments in joint ventures that are not deemed to be variable interest entities pursuant to Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”). As of September 30, 2006, the Company accounted for its two unconsolidated joint ventures under the equity method of accounting, because the Company does not control these entities, despite having the ability to exercise significant influence over them. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities. In accordance with the provisions of SOP No. 78-9, the Company recognizes fees received from joint ventures relating solely to the extent of the outside partner’s interest. Such fees are classified on the consolidated statements of operations as Interest, Other, and Joint Venture Fee Income.

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuance of long-term debt expected to be issued during the third quarter of 2006. On July 9, 2006, the Company determined that due to the upcoming merger with Centro, the hedged forecasted transactions were probable of not occurring and the swaps were terminated in October 2006. These swap agreements were designated as cash flow hedges. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

The results discussed below are only those of the Company and its subsidiaries on a consolidated basis as it existed prior to the Merger. The results below do not include the results of Centro Properties Group, Centro Watt or any of their other subsidiaries or operations.

Between January 1, 2005 and September 30, 2006, after taking into account all acquisition and disposition activity, we decreased our total portfolio of properties (“Total Portfolio”) from 167 properties to 162 properties and from 28.2 million square feet of Company-owned GLA to 27.4 million square feet of Company-owned GLA. As a result of the decline in the number of properties in our Total Portfolio, the financial data presented below show significant changes in revenues and expenses from period-to-period attributable to our acquisition and disposition activity. To provide an additional meaningful comparison of results for the nine-month periods ended September 30, 2006 and 2005, we present below changes in operating results with respect to those properties that we owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) as well as with respect to our Total Portfolio.

Comparison of the nine-month period ended September 30, 2006 to the nine-month period ended September 30, 2005.

The table below shows selected operating information for our Total Portfolio and the 155 properties acquired prior to January 1, 2005 that remained in the Total Portfolio through September 30, 2006, which constitute the Same Property Portfolio for the nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Same Property Portfolio				Total Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rentals	$181,408	$182,575	$(1,167)	(0.6)%	$189,075	$183,485	$5,590	3.1%
Percentage rent	2,522	2,834	(312)	(11.0)%	2,522	2,834	(312)	(11.0)%
Recoveries	59,225	58,132	1,093	1.9%	61,165	58,302	2,863	4.9%
Other property	776	944	(168)	(17.8)%	803	945	(142)	(15.0)%
Total revenue	243,931	244,485	(554)	(0.2)%	253,565	245,566	7,999	3.3%
Expenses:
Property operating expenses	34,224	34,709	(485)	(1.4)%	34,923	34,659	264	0.8%
Real estate taxes	38,310	36,421	1,889	5.2%	39,826	36,583	3,243	8.9%
Total net operating income(*)	$171,397	$173,355	$(1,958)	(1.1)%	178,816	174,324	4,492	2.6%
Add:
Interest, other, and joint venture fee income					1,729	2,282	(553)	(24.2)%
Gain on sale of marketable securities					44	8	36	450.0%
Net derivative gain					1,553	—	1,553	100.0%
Gain on land sales					171	—	171	100.0%
Equity in income from unconsolidated joint ventures					283	219	64	29.2%
Income from discontinued operations					13,788	3,299	10,489	317.9%
Deduct:
Depreciation and amortization					78,175	70,395	7,780	11.1%
Interest					67,105	61,282	5,823	9.5%
General and administrative					21,797	25,298	(3,501)	(13.8)%
Provision for merger-related expenses					6,905	—	6,905	100.0%
Losses from early extinguishment of debt					298	—	298	100.0%
Income allocated to exchangeable limited partnership units					305	182	123	67.6%
Net income attributable to common shareholders					$21,799	$22,975	$(1,176)	(5.1)%

*                    For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see pages 57-58.

The following discussion of our results of operations for the nine-month periods ended September 30, 2006 and 2005 relate to the Total Portfolio, except where otherwise noted.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily due to the following:

•       an increase of $6.7 million due to seven properties acquired after January 1, 2005, partially offset by:

•       on a Same Property Portfolio basis, rental revenue decreased by $1.2 million primarily as a result of an increase in bad debt/vacancy expense of $0.7 million due to increased reserves associated with higher outstanding accounts receivable balances and a $0.3 million decrease in termination fees.

Percentage Rent.   Percentage rent decreased $0.3 million primarily due to higher sales breakpoints resulting from amendments to leases with significant percentage rent provisions.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $1.8 million due to seven properties acquired after January 1, 2005; and

•       on a Same Property Portfolio basis, an increase of $1.1 million primarily as a result of an increase in real estate tax recovery income of $1.7 million due to an increase in current year real estate tax expense. In addition, other reimbursements increased $0.3 million due to timing of utility reconciliations. These increases were partially offset by a decrease of $0.7 million in common area maintenance income which was primarily due to a decrease in common area maintenance expenses as well as an increase of $0.2 million in bad debt/vacancy expense due to increased reserves associated with higher outstanding accounts receivable balances.

Other Property Income.   Other property income decreased $0.2 million primarily due to receipt of $0.2 million in the nine-month period ended September 30, 2005 related to the settlement of prior bankruptcies in excess of amounts previously written off.

Expenses

Property Operating Expenses.   Property operating expenses increased primarily due to the following:

•       an increase of $0.7 million due to seven properties acquired after January 1, 2005; and

•       a decrease of $0.5 million on a Same Property Portfolio basis due to a decrease of $2.0 million in snow removal costs partially offset by increases in utility expenses of $0.3 million, property G&A expenses of $0.3 million, cleaning expenses of $0.3 million and repairs and maintenance expenses of $0.3 million.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $1.4 million related to seven properties acquired after January 1, 2005; and

•       on a Same Property Portfolio basis, an increase of $1.9 million primarily related to increased assessments and/or tax rates at certain properties in Indiana, Illinois, and Texas as well as increased assessments for certain properties which had been previously redeveloped.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income decreased $0.5 million primarily due to the timing of the receipt of $0.7 million of tax incentive financing income received at our shopping centers during the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005.

Gain on Sale of Marketable Securities.   Gain on sale of marketable securities increased as the result of the Company having sold more marketable securities at a greater gain during the nine-month period ended September 30, 2006.

Net Derivative Gain.   Net derivative gain increased due to the discontinuance of hedge accounting on July 9, 2006, for interest rate swaps entered into during 2005.

Gains on Land Sales.   Gains on land sales increased as the result of the Company having disposed of two parcels of land during the nine-month period ended September 30, 2006.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to the increased occupancy of a shopping center owned by a joint venture that is in the development phase and an interest acquired in a joint venture in April 2005.

Income from Discontinued Operations.   Income from discontinued operations increased as a result of the Company having disposed of twelve properties, which resulted in a net gain on disposal, during the nine-month period ended September 30, 2006.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $5.8 million primarily as a result of an increase in overall indebtedness of $75.9 million from September 30, 2005 to September 30, 2006. This increase was primarily due to indebtedness incurred in connection with the acquisition of seven properties during the second half of 2005, partially offset by the early extinguishment of mortgage debt associated with certain properties disposed of during the nine-month period ended September 30, 2006. In addition, the weighted average interest rate on our indebtedness increased from 6.05% at September 30, 2005 to 6.36% at September 30, 2006.

General and Administrative Expenses.   Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $3.5 million, primarily due to $4.8 million of expense recorded in the nine-month period ended September 30, 2005 as a result of the Company’s variable accounting of certain stock options. These stock options were subject to a tax-offset payment provision contained in one employment agreement in the nine-month period ended September 30, 2005. The expense associated with these stock options increased during the nine-month period ended September 30, 2005 because of an increase in the Company’s stock price during that same period. Those stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement. This is partially offset by an increase of $1.0 million related to higher payroll costs associated with an increased number of employees and higher average pay.

Provision for Merger-Related Expenses.   The provision for merger-related expenses increased $7.0 million as a result of professional fees incurred in the nine-month period ended September 30, 2006 in connection with the Merger.

Loss from early extinguishment of debt.   Loss from early extinguishment of debt increased as a result of non-refundable deposits paid in connection with the defeasance of a number of existing mortgage loans which will occur in the fourth quarter of 2006.

Income allocated to exchangeable limited partnerships units.   Income allocated to exchangeable limited partnership units increased primarily as a result of increased income allocations due to the overall increase in Bradley OP’s net income partially offset by a decrease in the number of outstanding exchangeable limited partnership units outstanding at September 30, 2006 compared to September 30, 2005.

Comparison of the three-month period ended September 30, 2006 to the three-month period ended September 30, 2005.

The table below shows selected operating information for our Total Portfolio and the 156 properties acquired prior to July 1, 2005 that remained in the Total Portfolio through September 30, 2006, which constitute the Same Property Portfolio for the three-month periods ended September 30, 2006 and 2005 (in thousands):

	Same Property Portfolio				Total Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rentals	$60,904	$61,305	$(401)	(0.7)%	$63,088	$61,991	$1,097	1.8%
Percentage rent	493	527	(34)	(6.5)%	493	527	(34)	(6.5)%
Recoveries	18,734	19,036	(302)	(1.6)%	19,299	19,212	87	0.5%
Other property	327	230	97	42.2%	325	231	94	40.7%
Total revenue	80,458	81,098	(640)	(0.8)%	83,205	81,961	1,244	%
Expenses:
Property operating expenses	11,728	10,340	1,388	13.4%	11,917	10,360	1,557	15.0%
Real estate taxes	12,185	12,489	(304)	(2.4)%	12,612	12,633	(21)	(0.0)%
Total net operating income(*)	$56,545	$58,269	$(1,724)	(3.0)%	58,676	58,968	(292)	(0.1)%
Add:
Interest, other, and joint venture fee income					410	427	(17)	(4.0)%
Gains on sale of marketable securities					2	—	2	100.0%
Net derivative gain					1,553	—	1,553	100.0%
Equity in income from unconsolidated joint ventures					41	60	(19)	31.7%
Income from discontinued operations					(444)	1,243	(1,687)	(135.7)%
Deduct:
Depreciation and amortization					25,345	24,104	1,241	5.2%
Interest					22,091	21,001	1,090	5.2%
General and administrative					7,885	7,072	813	11.5%
Provision for merger-related expenses					5,455	—	5,455	100.0%
Losses from early extinguishment of debt					298	—	298	100.0%
Income (loss) allocated to exchangeable limited partnership units					(42)	4,573	(115)	(157.5)%
Net income attributable to common shareholders					$(794)	$8,448	$(9,242)	(109.4)%

*                    For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see pages 57-58.

The following discussion of our results of operations for the three-month periods ended September 30, 2006 and 2005 relate to the Total Portfolio, except where otherwise noted.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily due to the following:

•       an increase of $1.5 million due to six properties acquired after July 1, 2005, partially offset by:

•       on a Same Property Portfolio basis, rental revenue decreased by $0.4 million primarily as a result of an increase of $0.2 million in bad debt/vacancy expense due to increased reserves associated with higher outstanding accounts receivable balances as well as decreased occupancy.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $0.4 million due to six properties acquired after July 1, 2005; and

•       on a Same Property Portfolio basis, a decrease of  $0.3 million primarily as a result of a decrease in real estate tax recovery income of $0.5 million due to an decrease in real estate tax expense as well as  decrease in tax recovery rates for the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005. This increase was partially offset by an increase of $0.3 million in common area maintenance income which was primarily due to an increase in common area maintenance expenses.

Other Property Income.   Other property income increased $0.1 million primarily due to receipt settlements of bankruptcies in excess of amounts previously written recorded in the three month period ended September 30, 2006.

Expenses

Property Operating Expenses.   Property operating expenses increased due to the following:

•       an increase of $0.2 million due to six properties acquired after July 1, 2005.

•       an increase of $1.4 million on a Same Property Portfolio basis due to increases of $0.7 million in repairs and maintenance expenses, $0.3 million in property G&A expenses, and $0.2 million in professional fees.

Real Estate Taxes.   Real estate tax expense decreased on a Same Property Portfolio basis primarily due to a $0.3 million special assessment that was recorded in the three month period ended September 30, 2005 for a property in Wisconsin.

Other

Net Derivative Gain.   Net derivative gain increased due to the discontinuance of hedge accounting on July 9, 2006, for interest rate swaps entered into during 2005.

Income from Discontinued Operations.   Income from discontinued operations decreased as a result of the Company having disposed of twelve properties in 2006 as well as incurring a $0.4 million impairment charge related to one of its real estate assets during the three-month period ended September 30, 2006.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $1.1 million primarily as a result of an increase in overall indebtedness of $55.9 million from September 30, 2005 to September 30, 2006. This increase was primarily due to indebtedness incurred in connection with the acquisition of six properties during the second half of 2005, partially offset by the early extinguishment of mortgage debt associated with certain properties disposed of during the three-month period ended September 30, 2006. In addition, the weighted average interest rate on our indebtedness increased from 6.05% at September 30, 2005 to 6.36% at September 30, 2006.

General and Administrative Expenses.   Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $0.8 million, primarily due to an increase of $0.5 million related to higher payroll costs associated with an increased number of employees and higher average pay.

Provision for Merger-Related Expenses.   The provision for merger-related expenses increased $5.5 million as a result of professional fees incurred in the three-month period ended September 30, 2006 in connection with the Merger.

Loss from early extinguishment of debt.   Loss from early extinguishment of debt increased as a result of non-refundable deposits paid in connection with the defeasance of a number of existing mortgage loans which will occur in the fourth quarter of 2006.

Income allocated to exchangeable limited partnerships units.   Income allocated to exchangeable limited partnership units decreased primarily as a result of decreased income allocations due to the overall decrease in Bradley OP’s net income for the three month period ended September 30, 2006 compared to September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, we had $2.8 million in available cash and cash equivalents. Prior to the Merger, we generally did not maintain significant cash or cash equivalent balances. As a REIT, we were required to distribute annually at least 90% of our taxable income to our shareholders. Therefore, as a general matter, we met our liquidity needs from cash generated from operations and external sources of capital. As a result of the Merger, the Company is no longer operating as a REIT.

At September 30, 2006, we had $1.4 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.40% with an average maturity of 3.5 years. As of September 30, 2006, our market capitalization was $3.2 billion, resulting in a debt-to-total market capitalization ratio of approximately 43.4%.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $5.3 million, or $0.18 per square foot, for the nine-months ended September 30, 2006. We have also incurred revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

Prior to the Merger, we believe that we qualified as a REIT under Sections 856-860 of the Code. As a REIT, we were allowed to reduce taxable income by all or a portion of our distributions paid to stockholders.

Historically, we satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under our line of credit. We believe that our existing working capital and cash provided by operations should suffice to meet our short-term liquidity requirements. Cash flows provided by operating activities decreased to $78.7 million for the nine-month period ended September 30, 2006 from $94.5 million for the nine-month period ended September 30, 2005.

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

Long-Term Liquidity Requirements

Prior to the Merger, our long-term liquidity requirements consisted primarily of funds necessary to pay for scheduled debt maturities, renovations, redevelopment, expansions and other non-recurring capital expenditures that are required periodically to our properties, and the costs associated with acquisitions of properties and third party developer joint venture opportunities that we pursue.

Historically, we satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our line of credit, bridge financing, the issuance of additional debt and equity securities and long-term property mortgage indebtedness..

Based on our internal valuation of our properties, we believe the estimated value of our properties exceeded the outstanding amount of mortgage debt encumbering those properties as of September 30, 2006.

Environmental Matters

Prior to the Merger, we had sixteen properties in our portfolio that were undergoing, or had been identified as requiring, some form of remediation (including monitoring for compliance) to clean up contamination. In these cases, contamination resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. We also had twelve properties in our portfolio that we were monitoring for compliance as a result of contamination on adjacent properties.

Of the sixteen properties cited above, nine of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. All of these contributed properties (together with seven other contributed properties for which no remediation is currently taking place) were the subject of an indemnity arrangement under which Net Realty Holding Trust had agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we were reimbursed by Net Realty Holding Trust for approximately $2.4 million of environmental costs pursuant to this indemnity. As of September 30, 2006, we were due $0.4 million under this indemnity. In connection with the Merger, we entered into an agreement with Net Realty Holding Trust pursuant to which, among other things, we agreed to release Net Realty Holding Trust from this indemnity, in exchange for which, among other things, Net Realty Holding Trust paid us $7 million. We believe this amount is sufficient to cover our potential environmental costs at these properties.

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

Contractual Obligations and Contingent Liabilities

The following table summarizes our repayment obligations under our indebtedness outstanding as of September 30, 2006 (in thousands):

Property	2006(1)	2007	2008	2009	2010	Thereafter	Total
Mortgage loans payable:
Southport Centre (5)	$44	9,593	—	—	—	—	9,637
Long Meadow Commons(2)(3)(5)	88	8,717	—	—	—	—	8,805
Innes Street Market(5)	98	12,098	—	—	—	—	12,196
Southgate Shopping Center(5)	30	2,166	—	—	—	—	2,196
Hale Road & Northern Hills(5)	—	14,600	—	—	—	—	14,600
St. Francis Plaza(5)	53	225	243	—	—	—	521
Burlington Square(2)(5)	52	227	243	12,724	—	—	13,246
Crossroads III & Slater Street (2) (5)	45	201	214	13,295	—	—	13,755
Buckingham Place(2)(5)	17	74	79	5,054	—	—	5,224
County Line Plaza(2)(5)	58	240	256	16,002	—	—	16,556
Trinity Commons(2)(5)	48	200	214	13,776	—	—	14,238
8 shopping centers, cross collateralized(5)	473	1,993	2,154	72,132	—	—	76,752
Warminster Towne Center(2)(5)	70	307	329	362	18,294	—	19,362
Clocktower Place(2)	35	144	154	171	11,838	—	12,342
545 Boylston Street and William J. McCarthy Building	185	772	838	910	30,896	—	33,601
29 shopping centers, cross collateralized(5)	714	2,955	3,147	3,461	220,654	—	230,931
The Market of Wolf Creek III(2)(5)	27	106	113	125	135	8,042	8,548
Spradlin Farm(2)(5)	53	219	232	253	272	15,915	16,944
The Market of Wolf Creek I(2)(5)	40	176	188	206	222	9,105	9,937
Berkshire Crossing(5)	107	458	491	531	572	11,541	13,700
Grand Traverse Crossing(5)	100	424	457	492	530	10,621	12,624
Salmon Run Plaza(2)	108	458	500	547	598	1,864	4,075
Grand Traverse Crossing—Wal-Mart(5)	46	193	208	225	156	4,034	4,862
The Market of Wolf Creek II(2)	27	111	120	129	140	1,288	1,815
Bedford Grove—Wal-Mart	41	178	191	207	223	2,952	3,792
Berkshire Crossing—Home Depot/Wal-Mart	66	278	300	324	349	4,869	6,186
Total mortgage loans payable	$2,625	57,113	10,671	140,926	284,879	70,231	$566,445
Unsecured notes payable(4)	—	—	100,000	150,000	—	200,000	450,000
Line of credit facility(5)	—	—	343,000	—	—	—	343,000
Total indebtedness	$2,625	57,113	453,671	290,926	284,879	270,231	$1,359,445

(1)          Represents the period from October 1, 2006 through December 31, 2006.

(2)          The aggregate repayment amount for mortgage loans payable of $566,445 does not reflect the unamortized mortgage loan premiums totaling $9,293 related to the assumption of fourteen mortgage loans with above-market contractual interest rates.

(3)          Property is encumbered by two mortgage loans maturing in July 2007.

(4)          The aggregate repayment amount of $450,000 does not reflect the unamortized original discounts of $1,376 related to the April and October 2004 bond issuances. In October 2006, $100,000 of the unsecured notes payable was repaid.

(5)          Represents indebtedness repaid following September 30, 2006.

As of September 30, 2006, in addition to the repayment obligations under the indebtedness described above, we have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2006(1)	2007	2008	2009	2010	Thereafter	Total
Construction contracts and tenant improvement obligations	$8,869	$787	$—	$—	$—	$—	$9,656
Ground leases and subleases	432	1,817	1,826	1,819	1,812	68,570	76,276
Office leases	295	1,188	1,191	1,301	1,274	4,971	10,220
Total	$9,596	$3,792	$3,017	$3,120	$3,086	$73,541	$96,152

(1)          Represents the period from October 1, 2006 through December 31, 2006.

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

The future contractual payment obligations in the above table do not reflect the matters described below under “Off-Balance Sheet Arrangements.” Additionally, the repayment obligations reflected in the above table do not reflect interest payments on debt..

La Vista

Through a joint venture with Westwood Development Group, our joint venture has committed to purchase two parcels of land in La Vista, Nebraska adjoining a site our joint venture already owns. The purchase is expected to occur prior to November 30, 2007, at a purchase price of $11 million, resulting in a total purchase price for all three parcels of $26 million. These parcels of land will be developed into a new 550,000 square foot shopping center expected to be completed in the second quarter of 2008. On December 13, 2006, we entered into an agreement to sell our interest in our La Vista Joint Venture to our joint venture partner.  This transaction is anticipated to be completed during the first quarter of 2007.

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

In May 2004, the Company entered into a joint venture agreement with a third party developer for the development and construction of Lakes Crossing Shopping Center in Muskegon, Michigan. As of September 30, 2006, the Company does not consolidate the operations of the Lakes Crossing joint venture in its financial statements. Under the terms of the Lakes Crossing joint venture, we have a 50% interest in the venture and we have agreed to contribute any capital that might be required by the joint venture. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in late 2006, the Company may be required to purchase the third party’s joint venture interest. The purchase price for this interest would be at the agreed-upon fair market value.

We have also fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of September 30, 2006, $18.3 million is outstanding under the construction loan and recorded on the books and records of the joint venture. The estimated fair value of the guarantee as of September 30, 2006 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

On December 13, 2006, we entered into an agreement to sell to our joint venture partner our interest in the Lakes Crossing joint venture.  This transaction is anticipated to be completed during the first quarter of 2007.

On December 15, 2006, we repaid the $22 million construction loan obtained by our joint venture from Key Bank, National Association.  As of December 15, 2006, $18.8 million was outstanding under this loan.

In April 2005, we formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, we have a 25% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a mortgage loan outstanding of approximately $14.6 million as of September 30, 2006. We have agreed to indemnify the mortgage lender against bad acts and environmental liabilities with respect to the Skillman Abrams loan. As of September 30, 2006, the carrying value of our investment in the joint venture was approximately $1.0 million.

Financings

Bridge Loan

On November 28, 2005, we entered into a $100 million term loan, or “bridge loan,” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two year extension. Amounts borrowed under this bridge loan bore interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon our debt rating. This bridge loan also had a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon our debt rating, and required quarterly payments. We were the borrower under this bridge loan, and our two operating partnerships, Bradley OP and Heritage Property Investment Limited Partnership (“Heritage OP”), guaranteed this bridge loan. This bridge loan was used principally to fund growth opportunities and for working capital purposes.

On August 1, 2006, we fully repaid the $100 million balance of the bridge loan with borrowings under our line of credit.

Line of Credit

On March 29, 2005, we entered into a three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008. Our ability to borrow under this line of credit was subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limited our ability to distribute in excess of 95% of our annual funds from operations. In addition, this line of credit bore interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This credit facility also included a competitive bid option that allowed the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at September 30, 2006 was 6.00%. This line of credit also had a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and required quarterly payments.

We were the borrower under this line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries guaranteed this line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. As of September 30, 2006, $343 million was outstanding under this line of credit.

On October 5, 2006, simultaneously with the completion of the Merger, the Company repaid in full and terminated the line of credit.

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

We believe we were in compliance with all applicable covenants under these indentures as of September 30, 2006.

In connection with the Merger, MergerSub assumed all of the obligations of the Company under each of these indentures. MergerSub was in compliance with all of the covenants contained in the 2009 Notes Indenture and the 2014 Notes Indenture upon completion of the Merger. MergerSub was no longer in compliance with these indentures as of November 11, 2006 as a result of its failure to timely file this report.

In connection with the consummation of secured debt transactions and the disposition of thirty-five properties to Emmes Asset Management, each as described elsewhere in this report, MergerSub and its affiliates entered into the following intercompany transactions, which were documented on March 19, 2007.

On October 16, 2006, MergerSub utilized $42 million of the proceeds received by MergerSub in the secured loan transaction described below to provide its affiliate, Centro Property Trust, with a loan in the corresponding amount. This intercompany loan bears interest at a rate of 7.16% and matures on April 14, 2007.

On November 3, 2006, MergerSub utilized $18 million of the proceeds received by MergerSub in the secured loan transaction described below to provide its affiliate, Centro Property Trust, with a loan in the corresponding amount. This intercompany loan bears interest at a rate of 7.11% and matures on May 2, 2007.

On December 4, 2006, MergerSub utilized $41 million of the proceeds received by MergerSub in the secured loan transaction described below to provide its affiliate, Centro Property Trust, with a loan in the corresponding amount. This intercompany loan bears interest at a rate of 7.04% and matures on June 2, 2007.

Effective February 15, 2007, Centro Property Trust entered into a capital subscription agreement with MergerSub under the terms of which, Centro Property Trust provided $120 million to MergerSub.

On February 26, 2007, upon receipt of the net proceeds of the disposition of thirty-five properties to Emmes Asset Management, MergerSub lent those proceeds to Centro Property Trust and two other affiliates of Centro Property Trust in three separate intercompany loans in the aggregate amount of approximately $407 million. These intercompany loans bear interest at a rate of 7.13% per annum and mature on September 25, 2007.

Bradley Notes

Prior to our acquisition of Bradley Real Estate, Inc., Bradley OP completed the sale of three series of senior, unsecured debt securities. We repaid in full one of these series of Bradley OP debt securities upon maturity in November 2004 and the second one upon maturity in March 2006. On October 5, 2006, simultaneously with the completion of the Merger, the Company repaid the third and final series of unsecured notes payable issued by Bradley OP. As a result, as of the date of this report, there are no unsecured Bradley OP notes outstanding.

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. (“TJX”), our largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $14.2 for the nine-month period ended September 30, 2006, representing approximately 5.6% of our total annualized base rent for all leases in which tenants were in occupancy at September 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $1.7 million and $2.0 million were outstanding as of September 30, 2006 and December 31, 2005, respectively. TJX pays us rent in accordance with 50 leases at our properties.

Effective upon completion of the Merger, Mr. Cammarata ceased to be a member of the Board of Directors of the Company.

Ahold USA

In July 1999, William M. Vaughn, III became a member of our board of directors. Since January 1, 2006, Mr. Vaughn has been a consultant to Ahold USA, Inc. (“Ahold”), the parent company of The Stop & Shop Supermarket Company (“Stop & Shop”), a grocery chain headquartered in Massachusetts. From January 2003 to December 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold. Prior to that time, Mr. Vaughn was Executive Vice President, Human Resources of Stop & Shop, with whom he had been employed since 1974. Mr. Vaughn is a co-trustee of NETT and Net Realty Holding Trust, our largest stockholder. Annualized base rent from Ahold and its subsidiaries was $1.5 million for the nine-month period ended September 30, 2006, representing approximately 0.6% of our total annualized base rent for all leases in which tenants were in occupancy at September 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.4 million were outstanding as of both September 30, 2006 and December 31, 2005. Ahold and its subsidiaries pay us rent in accordance with 3 leases at our properties.

Effective upon completion of the Merger, Mr. Vaughn ceased to be a member of the Board of Directors of the Company.

A.C. Moore

In September 2004, Michael J. Joyce became a member of our board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts, Inc. (“A.C. Moore”). Annualized base rent from A.C. Moore and its subsidiaries was $0.5 million for the nine-month period ended September 30, 2006, representing approximately 0.2% of our total annualized base rent for all leases in which tenants were in occupancy at September 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.1 million were outstanding as of both September 30, 2006 and December 31, 2005. A.C. Moore pays us rent in accordance with 3 leases at our properties.

Effective upon completion of the Merger, Mr. Joyce ceased to be a member of the Board of Directors of the Company.

131 Dartmouth Street Joint Venture and Lease

In November 1999, we entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by us. We were issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building. We have no ongoing capital contribution requirements with respect to this office building, which was completed in January 2003. We account for our interest in this joint venture using the cost method and we have not expended any amounts on the office building through September 30, 2006.

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

On July 9, 2006, we entered into a Membership Interest Transfer and Environmental Indemnity Release (the “NETT Agreement”) with NETT. Pursuant to the NETT Agreement, simultaneously with the closing of the Merger, the Company transferred to NETT its interest in the joint venture formed by the Company and NETT to construct, own and manage the office building at 131 Dartmouth Street, Boston, Massachusetts.  As a result, as of October 5, 2006, the Company no longer owned any interest in the joint venture. In addition, effective as of November 1, 2006, the Company ceased to be the manager of the joint venture and the office building.

Under the NETT Agreement, the Company and NETT also agreed to an amendment of the Company’s eleven-year lease for its principal headquarters at 131 Darmouth Street, Boston, Massachusetts. Pursuant to this amendment, the Company may terminate the lease under certain circumstances not previously permitted under that lease.

In consideration for the above transactions, on October 5, 2006, NETT paid the Company $7 million.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 60 under the heading “PART II—OTHER INFORMATION—Item 1. Legal Proceedings,” we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Recourse Loan Guarantees

In addition to our unsecured line of credit and unsecured debt securities we and Bradley OP have issued, we fully guaranteed the repayment of a $22 million construction loan obtained by our Lakes Crossing joint venture from Key Bank, National Association. We repaid in full this loan on December 15, 2006.

Non-Recourse Loan Guarantees

In connection with the Bradley acquisition, we entered into a special securitized facility with Prudential Mortgage Capital Corporation (“PMCC”) pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consisted of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which we contributed 29 of our properties. This loan was secured by all 29 properties.

In connection with the securitized financing with PMCC, we entered into several indemnification and guaranty agreements with PMCC pursuant to which we indemnified PMCC against various bad acts of Heritage SPE LLC, and against certain specified environmental liabilities with respect to the properties contributed by us to Heritage SPE LLC.

In December 2006, we repaid in full and terminated this securitized financing with PMCC.

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

The following reconciles NOI to net income available to common shareholders (in thousands):

	Nine-months ended September 30,
	2006	2005
Net operating income—Same Property Portfolio	$171,397	$173,355
Add:
Net operating income—acquisitions	7,419	969
Net operating income—Total Portfolio	178,816	174,324
Add:
Interest, other, and joint venture fee income	3,282	2,282
Gain on sale of marketable securities	44	8
Gain on land sales	171	—
Equity in income from unconsolidated joint ventures	283	219
Income from discontinued operations	13,788	3,299
Deduct:
Depreciation and amortization	78,175	70,395
Interest	67,105	61,282
General and administrative	28,702	25,298
Losses from early extinguishment of debt	298	—
Income allocated to exchangeable limited partnership units	305	182
Net income attributable to common shareholders	$21,799	$22,975

	Three-months ended September 30,
	2006	2005
Net operating income—Same Property Portfolio	$56,545	$58,269
Add:
Net operating income—acquisitions	2,131	699
Net operating income—Total Portfolio	58,676	58,968
Add:
Interest, other, and joint venture fee income	1,963	427
Gains on sale of marketable securities	2	—
Equity in income from unconsolidated joint ventures	41	60
(Loss) income from discontinued operations	(444)	1,243
Deduct:
Depreciation and amortization	25,345	24,104
Interest	22,091	21,001
General and administrative	13,340	7,072
Losses from early extinguishment of debt	298	—
Income (loss) allocated to exchangeable limited partnership units	(42)	73
Net (loss) income attributable to common shareholders	$(794)	$8,448

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

The following table presents our contractual fixed rate debt obligations as of September 30, 2006, sorted by maturity date, and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2006(1)	2007	2008	2009	2010	2011+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$2,518	$56,655	$10,180	$140,395	$284,307	$58,690	$552,745	7.82%
Variable rate	107	458	491	531	572	11,541	13,700	7.33%
Unsecured Debt:
Fixed rate	—	—	100,000	150,000	—	200,000	450,000	5.65%
Variable rate	—	—	343,000	—	—	—	343,000	6.00%
Total	$2,625	$57,113	$453,671	$290,926	$284,879	$270,231	$1,359,445	6.40%

(1)          Represents the period from October 1, 2006 through December 31, 2006.

(2)          The aggregate repayment amount of $1,359,445 does not reflect the unamortized mortgage loan premiums totaling $9,293 related to the assumption of fourteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,376 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at September 30, 2006 increase by 10%, or 60 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $2.1 million annually.

During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt, expected to be issued during 2006. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2006 in relation to total assets and our total market capitalization.

ITEM 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, our principal executive officer, principal financial officer, and other members of senior management have evaluated the design and operations of the disclosure controls and procedures of the Company. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

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

On November 29, 2002, the court granted our motion to dismiss Mr. Donahue’s claims. Mr. Donahue subsequently filed an appeal of the court’s decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue’s appeal. On July 14, 2004, the Massachusetts Appellate Court reversed the lower court’s decision dismissing Mr. Donahue’s claims. The Appellate Court’s decision reverted the case back to the Superior Court for discovery and additional proceedings.

The parties have completed discovery proceedings. On May 22, 2006, we filed a motion for summary judgment seeking to dismiss Mr. Donahue’s claims and on June 29, 2006, a hearing with respect to this motion was held.  On August 31, 2006, the court granted our motion for summary judgment with respect to four of the six claims contained in Weston Associates’ complaint. With respect to the two remaining claims contained in Weston Associates’ complaint, the court denied our motion for summary judgment, allowing those claims to continue to trial. The trial has not yet been scheduled. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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

Not applicable

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.                Defaults upon Senior Securities

Not applicable.

ITEM 4.                Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.                Other Information

Not applicable.

ITEM 6.                Exhibits

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRO SATURN MERGERSUB LLC (f/k/a Heritage Property Investment Trust, Inc.)
Dated: March 20, 2007
/s/ THOMAS LORENZEN
Thomas Lorenzen Vice President